Form 10-K
period 2017-12-31
Denali Therapeutics Inc.
filed 2018-03-19
CIK 1714899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-38311

Denali Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3872213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Oyster Point Blvd., 2nd Floor

South San Francisco, CA, 94080

(Address of principal executive offices and zip code)

(650) 866-8548

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on December 8, 2017 as reported by the NASDAQ Global Select Market on such date was approximately $628.4 million. The registrant has elected to use December 8, 2017, which was the initial trading date on the NASDAQ Global Select Market, as the calculation date because on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of outstanding shares of the registrant’s common stock as of March 12, 2018 was 94,429,245.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2017 fiscal year ended December 31, 2017.

Denali Therapeutics Inc.

Annual Report on Form 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	the success, cost and timing of our development activities, preclinical studies and clinical trials, and in particular the development of our blood-brain barrier (“BBB”) platform technology, core programs and biomarkers;

•	the extent to which any dosing limitations that we have been subject to, and/or may be subject to in the future, may affect the success of our product candidates;

•	the impact of preclinical findings on our ability to achieve exposures of our product candidates that allow us to explore a robust pharmacodynamic range of these candidates in humans;

•	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	the terms and conditions of licenses granted to us and our ability to license additional intellectual property relating to our product candidates and BBB platform technology;

•	our ability to obtain funding for our operations, including funding necessary to develop and commercialize our product candidates;

•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;

•	future agreements with third parties in connection with the commercialization of our product candidates;

•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	existing regulations and regulatory developments in the United States and foreign countries; potential claims relating to our intellectual property and third-party intellectual property;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	the pricing and reimbursement of our product candidates, if approved and commercialized;

•	the success of competing products or platform technologies that are or may become available;

•	our ability to attract and retain key managerial, scientific and medical personnel;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our financial performance; and

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in expectations.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

This report contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. We obtained the industry, market and similar data set forth in this report from our own internal estimates and research and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties are reliable, we have not separately verified these data. Further, while we believe our internal research is reliable, such research has not been verified by any third party. You are cautioned not to give undue weight to any such information, projections and estimates.

ITEM 1.                BUSINESS

Overview and Strategy

Our goal is to discover and develop therapeutics to defeat degeneration.

Neurodegeneration represents one of the most significant unmet medical needs of our time, with few effective therapeutic options available for patients with Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis (“ALS”), and other neurodegenerative diseases. The burden of these diseases to patients and society is massive.

We believe the time is right to make a strong and ambitious effort to defeat neurodegeneration. We believe that we can succeed in a field that has seen limited success in the past, because of our team of experienced and passionately dedicated scientists and drug developers, our focused scientific strategy, and our proprietary blood-brain barrier (“BBB”), platform delivery technology. We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases and currently have two programs in Phase 1 clinical development.

Historical challenges in developing effective therapeutics for patients with neurodegenerative diseases included a scarcity of therapeutic targets due to a limited understanding of disease biology, insufficient uptake of therapeutics into the brain because of the BBB and few available biomarkers for target engagement, diagnosis, patient selection and tracking disease progression. In recent years, however, significant progress in each of these areas has been made, greatly increasing the likelihood of success of developing effective therapeutics for neurodegenerative diseases.

Our scientific strategy is guided by three overarching principles. We believe that the application of these principles will significantly increase our probability of success and will accelerate the timing to bring effective therapeutics to patients with neurodegenerative diseases:

In building and developing our portfolio, we are guided by the principles outlined above, which means that the therapeutic target or pathway for each program is genetically linked to neurodegenerative disease, our product candidates are being engineered to optimize brain delivery, and the clinical development plan will be enabled by biomarkers. We rigorously follow the science and employ the therapeutic modality that we believe is best suited to modulate the target pathway. Our product candidates currently include small molecules, antibodies and enzymes and may expand to include other modalities in the future.

Our total portfolio currently consists of thirteen programs. To prioritize the allocation of our resources, we designate certain programs as core programs and others as seed programs, and we currently have seven core programs and six seed programs. Our core programs are at various stages of clinical and preclinical development, and we believe that each of these programs has the potential to result in either first-in-class or best-in-class products for neurodegenerative diseases.

To increase the probability of success, we make parallel investments in several product candidates and back-up candidates, and plan to advance only those candidates to the later stages of clinical development that show strong preclinical and early clinical data. We constantly strive to replenish, grow and optimize our portfolio through in-house discovery and external business development activities, in each case enabled by our strong internal research and development expertise and capabilities.

By developing a broad portfolio of product candidates, we can apply learnings and tools across programs and leverage economies of scale in our research and development organization. Our target indications include diseases with large patient populations, such as Alzheimer’s disease, as well as orphan indications, such as mucopolysaccharidosis type II (“MPS II”), and ALS. We aim to increase the probability of success and accelerate clinical development timelines by using biomarkers and other tools to demonstrate an impact on relevant disease biology for proof of concept in early clinical trials.

We have development and commercialization rights to all of our programs, including the programs partnered with Takeda where we share responsibility for development and share commercialization rights in the US and China.

The following table summarizes key information about our programs:

Delivering therapeutics across the BBB has been a major obstacle to successful drug development in neurodegeneration, and is critical to enabling effective treatments. Protein therapeutics, such as antibodies, have revolutionized the treatment of many diseases, but this class of medicines does not effectively cross the BBB and, therefore, currently has very limited therapeutic application to the treatment of neurodegenerative diseases. To address this limitation, we have developed proprietary drug delivery platform technologies, Antibody Transport Vehicle (“ATV”) and Enzyme Transport Vehicle (“ETV”), designed to deliver large molecules across the BBB. We have achieved proof of concept for the ATV platform in both a mouse model and in nonhuman primates. We are currently optimizing and broadening this platform technology.

Our ATV and ETV platforms are modular BBB delivery technologies for large molecule therapeutics, including antibodies, enzyme and other proteins. Therapeutic candidates enabled by the ATV or ETV platforms are designed to engage specific BBB transport receptors, which are ubiquitously expressed in the brain capillaries and facilitate transport of proteins into the brain. In a mouse model across three studies designed to demonstrate proof of concept of the ATV platform, an antibody engineered with our ATV technology has demonstrated an average 20-fold greater brain penetration than a control antibody not enabled by this technology. In addition, initial data from an ongoing study in nonhuman primates designed to show proof of concept for the ATV platform demonstrates a robust and sustained pharmacodynamic (“PD”) effect in the brain after intravenous dosing of an ATV-enabled antibody, while a standard antibody had minimal PD effect. The improvement in brain exposure may enable therapeutically relevant concentrations of our ATV antibody product candidates in the brain, making them potentially superior to traditional monoclonal antibody therapeutics.

We are currently developing several product candidates for multiple programs to advance to investigational new drug (“IND”) enabling studies in preparation for human clinical trials. We plan to have multiple product candidates that utilize our ATV or ETV platforms enter clinical development in 2019 and 2020, including molecules targeting alpha-synuclein (“aSyn”); iduronate 2-sulfatase (“IDS”); triggering receptor expressed in myeloid cells 2 (“TREM2”); beta-secretase 1 (“BACE1”); and Tau. On January 3, 2018, we entered into an Option and Collaboration Agreement (“Collaboration Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which we granted Takeda an option to develop and commercialize, jointly with us, three of our programs (ATV:TREM2 and ATV:BACE1/Tau and a third identified, but yet undisclosed discovery stage program) that are enabled by our blood-brain barrier delivery technology and intended for the treatment of neurodegenerative diseases. If Takeda exercises its option for a particular target, we and Takeda will share equally the clinical development costs and the commercial profits for each collaboration program on a world-wide basis.

For small molecules, we follow a rigorous approach to designing these molecules to cross the BBB. DNL201 and DNL151, our small molecule inhibitors of leucine-rich repeat kinase 2 (“LRRK2”), and DNL747, our small molecule inhibitor of receptor interacting serine/threonine protein kinase 1 (“RIPK1”), have been specifically designed to cross the BBB.

LRRK2 is a degenogene that regulates lysosomal function, and mutations in LRRK2 are one of the most commonly known genetic causes of Parkinson’s disease. Our two LRRK2 product candidates, DNL201 and DNL151, are currently in Phase 1 clinical trials.

RIPK1 is a regulator of microglial homeostasis and increased RIPK1 kinase activity drives neuroinflammation and cell necroptosis in immune cells and in the brain. RIPK1 inhibition has been shown to have beneficial effects in preclinical models of Alzheimer’s disease, ALS and other diseases. We submitted a CTA for DNL747 to the Netherlands Health Authority in February 2018 and initiated a Phase 1 clinical trial in healthy volunteers in March 2018.

Licenses and collaborations are central components of our strategy to build and advance our pipeline of product candidates. We have entered into arrangements with biopharmaceutical companies such as Genentech, F-star and Takeda, numerous leading academic institutions such as Harvard University, Massachusetts General Hospital, Washington University in St. Louis, the University of California, San Diego and Vlaams Instituut voor Biotechnologie, foundations such as the Michael J. Fox Foundation, and patient-focused data companies such as 23andMe and Patients Like Me, to gain access to new product candidates, deepen our scientific understanding of certain areas of biology and enable and accelerate the development of our programs. We believe that accessing external innovation is important to our success and we plan to remain active in business development activities. Our goal is to be the most attractive partner for academic groups and companies in the field of neurodegeneration based on our singular focus, broad capabilities and ability to execute with scientific rigor and speed.

Our Approach to Defeating Neurodegeneration

Disease Overview

Neurodegenerative diseases are a collection of conditions defined by progressive nervous system dysfunction, degeneration and/or death of neurons causing cognitive decline, functional impairment and eventually death. Neurodegeneration represents one of the most significant unmet medical needs of our time, with the aging of the population and the lack of effective therapeutic options causing a rapid increase in the number of patients. The two most common neurodegenerative diseases are Alzheimer’s disease, representing an estimated 60% to 70% of all dementias according to the World Health Organization, and Parkinson’s disease. In the United States, 5.5 million people suffer from Alzheimer’s disease, as many as one million people suffer from Parkinson’s disease, and more than 20,000 patients suffer from ALS, according to estimates from the Alzheimer’s Association, the Parkinson’s Disease Foundation, and the ALS Association, respectively.

The cost to society from neurodegenerative disease is massive. The direct costs of caring for individuals with Alzheimer’s disease and other dementias in the United States were an estimated $259 billion in 2017, and are projected to increase to $1.1 trillion by 2050, according to the Alzheimer’s Association. In the United States, the total cost of care to patients suffering from Alzheimer’s disease and other dementias far exceeds that of many other diseases, including cancer.

Genetic Pathway Potential

Advances in our understanding of the genetics, pathology and cell biology underlying chronic neurodegenerative diseases have identified pathways that trigger and/or contribute to disease onset and progression. Of particular importance is the progress in genetic sequencing where the dramatic reduction in the cost of deoxyribonucleic acid (“DNA”) sequencing has contributed to the discovery of numerous genetic mutations that have been linked to neurodegeneration (Figure 1).

Figure 1: The number of associated genetic mutations linked to Alzheimer’s disease, Parkinson’s disease and ALS from 1991 to 2017. For genome-wide association studies, disease genes were selected based on genome-wide significance (p<5×10-8). Rare disease-causing and/or high penetrance mutations were included based on a p value of 1x10^-7 and replication in an independent cohort.

Human Genetics: Degenogenes

Prior to 2007, only a limited number of genetic mutations linked to Alzheimer’s disease, Parkinson’s disease and ALS had been identified. Since 2007, the number of genetic associations discovered in neurodegenerative diseases has grown rapidly, with more than 100 genes associated with these three neurodegenerative diseases collectively. These degenogenes directly point to important disease pathways that are disrupted in neurodegeneration, and are our scientific foundation for identifying and pursuing promising targets for drug development. We have chosen to initially focus on three such pathways: lysosomal function, glial biology and cellular homeostasis.

Disease Pathways

Lysosomal Function

The lysosomal system, the disposal and recycling compartment of the cell, is involved in the digestion and processing of proteins and lipids in brain cells. Dysfunction of the lysosomal system is associated with several neurodegenerative diseases, including Parkinson’s disease and neurodegeneration in the context of lysosomal storage diseases (“LSDs”). Degenogenes linked to lysosomal function include LRRK2, aSyn, and lysosomal enzymes dysfunctional in LSDs, including IDS, and glucocerebrosidase (“GBA”). We believe therapeutics designed to correct lysosomal dysfunction are a promising approach to broadly treat neurodegeneration.

Glial Biology

The human brain contains several types of glial cells, which are non-neuronal cells that are important for protecting and supporting neuronal function, generating myelin for nerve conduction, providing nutrition to neurons, and generally maintaining healthy brain function. A specific glial cell type, microglial cells, which are the macrophages of the brain and spinal cord, act as the resident immune system in the brain. Recently discovered degenogenes implicate immune dysfunction in microglial cells in patients with Alzheimer’s disease and other neurodegenerative diseases. These genes include TREM2 and numerous other genes that are highly expressed in inflamed microglia. We believe the impact of immune modulation in neurodegeneration is a promising approach to treating disease. Genetic and pathological data suggest that reversing defects in glial biology may significantly delay or halt the progression of some neurodegenerative diseases, such as Alzheimer’s disease and ALS. Specifically, we and others have recently discovered that RIPK1, a kinase, which is an enzyme that catalyzes the addition of a phosphate group to substrates, usually proteins, downstream of the TNF receptor pathway, a highly validated biologic target in human disease, is overactive in inflamed microglia and several other cells in the brain. Blocking RIPK1 may reverse the hyper-inflamed nature of glia and restore normal function. Improving glial function and modulating the resident immune system in the brain represents a potentially attractive therapeutic strategy.

Cellular Homeostasis

Many degenogenes directly alter the homeostatic balance of brain cells. Specifically, defects in homeostasis of protein or ribonucleic acid (“RNA”) lead to the death of neurons and dysfunction of the nervous system. This spreading of protein aggregates resulting in a proteinopathy, a characteristic finding in Alzheimer’s and Parkinson’s diseases that results from disorders of protein synthesis, trafficking, folding, processing or degradation in cells. This also includes aggregation of RNA binding proteins disrupting cellular stress response in Alzheimer’s disease and ALS. The clearance of macromolecules in the brain is particularly susceptible to imbalances that result in aggregation and degeneration in nerve cells. For example, Alzheimer’s disease pathology is characterized by the presence of amyloid plaques, which are accumulations of complex amyloid proteins deposited in tissues and neurofibrillary tangles, which are aggregates of hyperphosphorylated Tau protein that are a marker of Alzheimer’s disease and other diseases known as tauopathies. With our ATV:BACE1/Tau program, our approach is to create a bispecific antibody that targets both BACE1 and Tau, key proteins in the production of amyloid plaques and neurofibrillary tangles, respectively. We believe this combination therapeutic approach has the potential for synergistic activity, restoring protein homeostasis of the two most common protein pathologies in Alzheimer’s disease. We believe therapies that correct defects in cellular homeostasis have the potential to halt or delay neurodegenerative disease progression.

Engineering Brain Delivery

The Blood-Brain Barrier Challenge

The human brain contains approximately 400 miles of blood vessels. These blood vessels are lined by closely linked endothelial cells to form the BBB, which protects the brain from toxins by regulating the transfer of proteins, nutrients and waste products. Delivery of therapeutics to the brain has been challenging as most small molecule drugs are actively excluded by efflux pumps, and brain uptake of therapeutic antibodies and recombinant enzymes is severely limited by their size. (Figure 2).

Figure 2. Schematic of the BBB. The specialized vessels of the brain represent a significant barrier for both small and large molecule therapeutics. Tight junctions between endothelial cells prevent the diffusion of large molecules while most small molecules are kept out of the brain by efflux pumps.

The protective nature of the BBB limits the passive uptake of small molecule and large molecule therapeutics in the brain. For example, the concentration of most therapeutic antibodies in the brain is only 0.1% of the concentration in the blood. We believe that this is one of the major reasons for the low success rates of clinical trials in neurodegenerative diseases to date. Engineering brain delivery of product candidates is therefore critical to our success in developing effective therapeutics for patients with neurodegenerative diseases. Our product candidates are engineered to reach their intended targets in the brain at exposure levels that will provide a therapeutic effect, while having an acceptable safety profile. We do not plan to bring a product candidate into late-stage clinical testing unless it has shown sufficient brain concentration and target engagement in the brain in preclinical models and early-stage clinical trials.

Engineering Large Molecule Brain Delivery

For large molecules, including therapeutic antibodies and enzymes, we are developing proprietary platform technologies to actively transport these molecules across the BBB through receptor-mediated transcytosis (“RMT”). RMT through the BBB is the process by which macromolecules in the blood bind to receptors on the endothelial cells that make up the BBB and are actively transported and released into the brain. Our large molecule transport vehicle (“TV”), platform technology engineers BBB receptor binding into an Fc domain (Figure 3). We have selected transferrin receptor (“TfR”), which is a highly-expressed BBB receptor that we believe has the ability to substantially improve brain uptake of therapeutic molecules. This construct can be integrated and fused to therapeutic molecules as described below, without disrupting the binding of transferrin to TfR.

Figure 3. Schematic of the BBB large molecule Transport Vehicle (TV) technology. The TV platform technology contains BBB receptor (TfR) binding in the Fc domain (A). The TV can be fused to Fab arms constituting the Antibody Transport Vehicle (ATV) technology (B). ATVs bind to TfR, enabling TfR-mediated transcytosis and brain uptake (C).

Antibody Transport Vehicle

Our ATV platform technology utilizes the BBB receptor binding Fc domain to engineer bispecific and bivalent antibodies with improved brain delivery (Figure 4).

Figure 4. Schematic of receptor-mediated transport of ATV at the BBB. ATV molecules engage TfR on the blood vessel wall in the brain. Once bound, ATV is brought into vesicles that are transcytosed across the endothelial cell and released into the brain, thus substantially increasing antibody concentrations in brain. ATV binding to TfR does not disrupt the binding of transferrin to TfR.

We have achieved in vivo proof of concept for the ATV platform in mice whose genomes have been engineered to express a portion of the human TfR gene at a specific location, or human TfR knock-in mice, and we have achieved in vivo proof of concept data in a study in nonhuman primates.

In the human TfR knock-in-mouse model, we have completed three preclinical studies designed to demonstrate proof of concept for the ATV platform. Such studies have demonstrated an average 20-fold increased antibody uptake in the brain, compared to a control antibody (Figure 5).

As a result of a dramatic improvement in brain antibody uptake with the ATV, we observed a robust brain PD response, which is the biochemical and physiological effect of a drug, as measured by reduction in levels of amyloid beta in brain. This represents a highly disease relevant proximal readout as amyloid beta levels are a primary driver of the amyloid plaque pathology in Alzheimer’s disease. These data demonstrate that the brain concentrations achieved with the ATV platform are in excess of levels needed to mediate a therapeutic response. Without the ATV, the control antibody was unable to have a desired PD effect in the brain (Figure 5).

ATV-enabled antibodies also showed broad distribution in the brain, effectively crossing the BBB and associating with brain cells. Using brain imaging techniques, human IgG1 distribution was compared between a control anti-BACE1 antibody and ATV1:BACE1 (Figure 5). Images show robust localization of ATV1:BACE1 with cells in the brain after systemic delivery. These proof of concept data in a human TfR knock-in-mouse model demonstrate the ability of ATV to achieve therapeutic concentrations and broad distribution in brain.

Figure 5: ATV therapeutics achieve robust brain uptake and pharmacodynamic activity in human TfR knock-in mice. Mice were injected with 50 mg/kg of anti-BACE1 or ATV1:BACE1. After 24 hours of circulation, brain antibody concentrations were compared between anti-BACE1 (1.2nM) and ATV1:BACE1 (38.6nM) (A). A significant reduction in brain Abeta levels (57%) was observed for mice injected with ATV:BACE1 compared to anti-BACE1, where no reduction was observed as compared to untreated mice (B). Mice were injected with 50 mg/kg of anti-BACE1, ATV1:BACE1, ATV2:BACE1 or ATV3:BACE1. All ATV:BACE1 variants show a significant increase in brain uptake at 1 and 3 days post-dose as compared to anti-BACE1 (C). Significant brain Abeta reduction was observed for all ATV:BACE1 variants at 1 and 3 days post-dose, and for ATV3:BACE1 at 7 days post-dose, as compared to anti-BACE1 (D). Immunohistochemistry staining of brain sections from mice injected with either anti-BACE1 or ATV1:BACE1 24 hours post-dose. Robust and broad neuronal distribution of systemically administered ATV1: BACE1, but not anti-BACE1 is observed (E). HuIgG1 labels antibody; NeuN labels neurons; **** indicates p<0.0001.

To further validate the ATV platform, we completed an in vivo study in nonhuman primates with an ATV designed to bind to cynomolgus monkey TfR (ATV4:BACE1). Data from this 28-day study demonstrated a robust and sustained brain PD response as measured from fluid taken from brains of living monkeys (Figure 6). When measuring drug activity in blood (plasma) versus brain (CSF), both anti-BACE1 and ATV4:BACE1 show robust activity in the blood, however only the ATV-enabled antibody (ATV4:BACE1) demonstrated robust and sustained PD activity in the nonhuman primate brain. We believe these in vivo proof of concept data in nonhuman primates provide support for the translatability of the ATV platform for human studies.

Figure 6. ATV therapeutics achieve CNS PD activity in nonhuman primates. Cynomolgus monkeys were systemically injected with 30 mg/kg of control antibody, anti-BACE1, or ATV4:BACE1. In plasma, anti-BACE1 and ATV4:BACE1 equally reduce Abeta levels (A). In CSF, a robust and sustained reduction in CSF Abeta (B) and soluble APPbeta/APPalpha ratio (C) was observed in monkeys with ATV4:BACE1 compared to control antibody. In contrast, anti-BACE1 has minimal impact on CSF Abeta and APPbeta/APPalpha levels (C).

Enzyme Transport Vehicle

Our ETV platform utilizes the same RMT approach as our ATV platform to deliver enzymes across the BBB. One potential application of this technology is the neurological component of LSDs. The ETV platform technology is an Fc enzyme fusion in which the TfR binding is engineered into the Fc domain (Figure 7). The high modularity of the platform make it uniquely well suited for delivery of enzymes across the BBB. The ETV enables different fusion formats with one or two enzymes. The characteristics of the ETV platform are also applicable to proteins and peptides that may be fused to the platform for other indications.

Figure 7: Engineering brain delivery using the ETV platform. The ETV platform technology contains BBB receptor (TfR) binding in the Fc domain (A) fused to an enzyme (B) to enable transport of enzymes into the brain through TfR-mediated transcytosis (C).

Platform Technology Development and Applications

We are advancing our ATV and ETV platforms through further preclinical studies in mice and nonhuman primates. We are currently undertaking and plan to commence further IND-enabling studies with multiple preclinical product candidates in 2018 and initiate our first platform-enabled clinical trials in 2019. We are also combining our proprietary human TfR knock-in-mice model with disease-specific animal models in order to more precisely assess the potential of our platform-enabled therapeutic candidates in relevant disease models. We expect that this will give us the ability to perform pharmacokinetic/pharmacodynamic (“PK/PD”), and efficacy studies and to quantitatively demonstrate the advantages of antibodies and proteins delivered using our platform technologies. To enable the development of our platform technologies, we have entered into a strategic licensing and collaboration agreement with F-star. For more information regarding our collaborations, see “Business - Licenses and Collaborations.”

Engineering Small Molecule Brain Delivery

We are focused on engineering small molecule therapeutics that achieve exposure levels in the brain sufficient to bind to protein targets and drive a therapeutic effect. Efficacious orally administered small-molecule medicines for brain diseases must be readily absorbed from the gut into the blood and penetrate the BBB while avoiding transporter-mediated efflux (Figure 8). It has been estimated that approximately 98% of small molecule drugs do not cross the BBB.

Figure 8: Generation of brain penetrant small molecules. The molecular properties compatible with CNS drugs are significantly more restricted than those generally used to design small molecule drugs, including tight restrictions on molecular weight and total polar surface area (A). This figure is not to scale. An example of how molecular properties influence brain penetration is shown in (B), where our lead RIPK1 inhibitor DNL747 displays a brain to blood ratio of ~0.8 while a benchmark periphery-restricted RIPK1 inhibitor displays a ratio of ~0.05.

Our small molecule drug discovery scientists have many years of experience designing small molecules for brain diseases, including DNL151, one of our lead LRRK2 inhibitors, and DNL747, our lead RIPK1 inhibitor, both of which have demonstrated strong brain exposure and confirmed target engagement in preclinical studies.

Biomarker-Driven Development

We define biomarker goals at every phase of development, including prior to the filing of an IND. As molecules transition from the discovery phase to early clinical development, we focus on refining our understanding of the relationship between the PK/PD response and modulation of target biology using target engagement and other relevant biomarkers. This integrated approach allows for the design of rigorous and informative pharmacology experiments.

In addition, we strive to develop a patient selection strategy guided by a genetic rationale and understanding of target biology for each of our programs. With this approach, we seek to increase the probability of success and make drug development more cost efficient by attempting to minimize avoidable errors in dose selection and study design that are impactful and costly in Phase 2 and Phase 3 clinical trials.

By utilizing biomarkers and genetic information, we can better target and select the best patient population for our clinical trials and product candidates.

Our Portfolio

As described above, our portfolio currently comprises seven core programs and six seed programs. In addition, we continually evaluate additional targets for inclusion as seed programs from our discovery efforts, while we seek to maintain a rigorous process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of the portfolio. We discuss six of our core programs in further detail below.

LRRK2 Inhibitor Program

The two most advanced product candidates are potent, selective and brain-penetrant small molecule LRRK2 inhibitor product candidates for Parkinson’s disease. DNL201 and DNL151 are both currently in Phase 1 clinical trials.

We have developed validated assays that measure pS935 LRRK2 and pRab10 phosphorylation as markers of LRRK2 kinase activity to demonstrate target engagement in humans. To provide greater insight into the effects of LRRK2 inhibitors on Parkinson’s disease biology, in addition to pRab10 phosphorylation, we are also developing novel biomarkers linked to the lysosomal dysfunction associated with Parkinson’s disease. Determining if LRRK2 inhibitors can alter these biomarkers in Parkinson’s disease patients may help predict clinical efficacy. We are initiating efforts to recruit a targeted patient population with disease causing LRRK2 mutations, including G2019S, R1441C, R1441G, I2020T and Y1699C, to enroll in future clinical studies.

Therapeutic Rationale

Lysosomal dysfunction is a central pathology of Parkinson’s disease. Genetic mutations in several proteins associated with Parkinson’s disease, including LRRK2, GBA and aSyn, disrupt normal lysosomal function and contribute to neurodegeneration and the formation of Lewy bodies, which are intracellular aggregates containing aSyn proteins (Figure 9). LRRK2 regulates lysosomal function by phosphorylating Rab proteins, which control intracellular lysosomal trafficking (Figure 10). Mutations in the LRRK2 gene that cause Parkinson’s disease increase both LRRK2 kinase activity and the phosphorylation of specific Rab proteins. Excessive phosphorylation of Rab proteins alters Rab localization and disrupts normal lysosomal movement and maturation. Inhibition of LRRK2 kinase activity with a LRRK2 kinase inhibitor reduces Rab phosphorylation and restores normal lysosomal morphology.

Figure 9: LRRK2 acts in healthy cells to maintain normal lysosomal function. Excessive LRRK2 activation or expression reduces lysosomal function and contributes to the progression of Parkinson’s disease. Lysosomal dysfunction in Parkinson’s disease can also be caused by high levels of aSyn and by loss of function of GBA. LRRK2 inhibition can restore normal lysosomal function and reduce toxicity in Parkinson’s disease models.

Figure 10. Phosphorylated Rabs are a novel marker of LRRK2 activity. Multiple distinct LRRK2 mutations result in elevated phosphorylation of the downstream marker Rab10 (A), while inhibition of LRRK2 results in a dose-dependent inhibition of Rab10 phosphorylation that is comparable to the inhibition of LRRK2 phosphorylation on Serine 935 (B).

Inhibition of LRRK2 kinase activity has been shown to be beneficial in several cellular and in vivo models. The most common LRRK2 mutation, G2019S, is a point mutation that results in increased kinase activity, abnormal lysosomal biology and an increased risk of Parkinson’s disease. LRRK2 G2019S expression in cells from transgenic mice or other cell lines reduces the lysosomal capacity of the cell, leading to decreased lysosomal function. These defects are dependent on LRRK2 kinase activity, and treatment with DNL201 rescues the observed lysosomal phenotype. LRRK2 G2019S expression in neurons leads to a similar lysosomal phenotype and also results in reduced neurite outgrowth, an effect that can be rescued with LRRK2 kinase inhibition.

Pharmacological Properties and Brain Exposure

We have a broad portfolio of potent, selective and brain-penetrant LRRK2 inhibitors with attractive pharmacological properties. The pharmacology of both lead LRRK2 product candidates, DNL201 and DNL151, has been investigated in a broad range of biochemical and cell-based in vitro assays, and both molecules have been shown to inhibit LRRK2 activity with low nanomolar potency in human blood cells.

Both DNL201 and DNL151 displayed comparable potency of LRRK2 inhibition in blood cells taken from LRRK2 mutation carriers and non-carriers, with a trend to increased potency in G2019S mutation carriers (Figure 11).

Figure 11. Treatment of peripheral blood mononuclear cells (PBMCs) derived from LRRK2 mutation carriers and healthy control non-carriers with our LRRK2 inhibitors. Both DNL201 (A) and DNL151 (B) demonstrated a small increase in potency in G2019S mutation carriers.

The preclinical safety profiles of DNL201 and DNL151 have been characterized in a comprehensive battery of non-GLP and GLP safety pharmacology and single dose and repeat dose in vivo toxicology evaluations in rat and monkey. These PK, PK/PD and preclinical safety data indicate that both molecules can achieve significant levels of inhibition of LRRK2 kinase activity in the brain at dose levels that can be evaluated in clinical trials.

Based on the DNL201 preclinical safety profile, the U.S. Food and Drug Administration (“FDA”), approved the Phase 1 clinical trial for DNL201 in May 2017 but placed DNL201 on a partial clinical hold in order to impose an exposure limit. In December 2017, the FDA removed the partial clinical hold based on our complete response submission including the safety and tolerability data generated by the DNL201 Phase 1 study in healthy volunteers and the results from additional preclinical studies. The DNL201 Phase 1 study is ongoing.

For DNL151, a CTA was submitted and accepted by the Netherlands Health Authority in December 2017. We believe the latest approved clinical protocol for DNL151 allows for exposures to achieve up to 85% LRRK2 inhibition on average over the dosing period and up to 80% at trough. The DNL151 Phase 1 study is ongoing.

Development Plan

We initiated a randomized, double-blind, placebo-controlled, single-center Phase 1 clinical trial in healthy young and healthy elderly subjects for DNL201 in June 2017 and for DNL151 in December 2017. These studies aim to investigate the safety and tolerability of single and multiple oral doses of DNL201 and DNL151 and characterize the PK and PD in plasma and CSF of each molecule respectively.

PK properties of DNL201 support twice a day dosing with a terminal half-life of approximately 14 to 22 hours. Steady state was achieved by approximately Study Day 8 after twice daily administration of DNL201 at 25 mg or 40 mg. PK profiles at Day 1 and steady state are shown in Figure 12.

Figure 12: Mean DNL201 plasma concentration-time profiles on study days 1 and 10 in subjects administered 40 mg BID for 10 days.

DNL201 concentration was measured in CSF and plasma obtained from healthy subjects between 2 and 3.5 hours following a single 10 mg oral dose. DNL201 distributed extensively into CSF. The mean CSF/unbound plasma concentration ratio was 0.97. Comparable CSF distribution was observed after multiple dose administration of 25 mg BID, with a mean steady-state CSF/unbound plasma ratio of 1.17 (Figure 13).

Figure 13: DNL201 concentrations in CSF and plasma from healthy subjects administered at 10mg on day 1 and 25mg BID on day 10.

We have two biomarkers in the Phase 1 studies for DNL201 and DNL151, pS935 and pRab10, that are secondary and exploratory endpoints to demonstrate target engagement, respectively. Phosphorylation of LRRK2 at serine 935 (pS935) is a well-established biomarker of LRRK2 kinase activity that has been demonstrated to respond to pharmacological inhibition. Rab10a is a member of the Rab GTPase family involved in endolysosomal function and is a direct substrate of LRRK2 kinase. Following single doses of DNL201, pS935 LRRK2 decreased by approximately 50% or greater in whole blood samples taken 1 to 3 hours postdose in subjects receiving 30 to 60 mg active drug. This response was both dose- and time-dependent.

In the multiple dose study, a peripheral PD effect of percent change in pS935 LRRK2 and change in pRab10 from baseline was assessed on Days 1 and 10 at multiple time points. Figure 14 shows the individual subject exposures for those treated with DNL201 40 mg BID on Days 1 and 10 of dosing vs percent pS935 LRRK2 and pRab10 inhibition. These data provide evidence of concentration-dependent inhibition and target engagement, with means of greater than 50% and 90% inhibition of LRRK2 kinase activity observed at trough and peak drug levels, respectively (Figure 14), exceeding our LRRK2 clinical development goal of achieving at least 50% average target inhibition over the dosing interval. This target engagement goal is based on data indicating that LRRK2 activity in Parkinson’s patients is estimated to be approximately twice that of healthy individuals.

Figure 14: Percent change in whole blood pS935 (A) and PBMC pRAB10 (B) levels in healthy subjects treated with DNL201.

The same PK/PD analysis is being conducted with samples collected from the DNL151 Phase 1 clinical study.

After completion of the ongoing Phase 1 clinical trial in healthy volunteers for DNL201 and DNL151, we plan to progress either DNL201 or DNL151 into a 28-day Phase 1b double-blind, placebo-controlled safety, PK and biomarker study in LRRK2 mutation-carrying Parkinson’s disease patients. The primary objectives of this trial will be to evaluate safety, PK and PD of such candidate in LRRK2 patients to identify the lead optimal dose(s) to study in potential future Phase 2 and Phase 3 clinical trials.

RIPK1 Inhibitor Program

The most advanced product candidate in our RIPK1 inhibitor program, DNL747, is a potent, selective and brain-penetrant small molecule RIPK1 inhibitor product candidate for Alzheimer’s disease and ALS. Our CTA for DNL747 was submitted and accepted by the Netherlands Health Authority in February 2018. We commenced and achieved first in human dosing in our Phase 1 clinical trial in healthy volunteers in March 2018.

During this Phase 1 trial, we are taking two biomarker approaches to determine the extent of target engagement achieved. First, a novel assay of autophosphorylation of RIPK1 at Serine 166 (“pS166”), will provide quantitative measurement of target engagement in the blood of subjects following single or multiple doses of our DNL747. Secondly, we are measuring exploratory biomarkers of inflammation in the CSF of subjects to confirm and measure target engagement in the central nervous system.

Therapeutic Rationale

Aberrant glial biology characterized by neuro-immune dysfunction is a cardinal feature of the pathology of many chronic neurodegenerative diseases including Alzheimer’s disease and ALS. Genome wide association studies (“GWAS”) identified that a large proportion of genetic risk factors for late-onset Alzheimer’s disease are expressed almost exclusively by microglia, the resident immune cells of the brain, thus implicating microglia as an important effector of neurodegeneration. ALS-causing mutations in optineurin (“OPTN”) result in increased RIPK1 activity in microglia, while two additional ALS-risk genes, Tank Binding Kinase (“TBK”) and TNFAIP3-interacting protein 1 (“TNIP1”), regulate RIPK1 signaling in cell-based experiments.

Stimulation of RIPK1 signaling in cultured microglia produces cytokines and other pro-inflammatory factors, including Ccl2 (“MCP-1”), IL-1b, and IL-6, while treatment with RIPK1 inhibitors attenuates induction of these factors. Production of these pro-inflammatory cytokines by activated microglia can cause tissue damage and neuronal death. An increase in RIPK1 has been observed both in the brains of animal models of chronic neurodegeneration and patients with Alzheimer’s disease that is correlated with the extent of pathology, suggesting RIPK1 activation is increased in disease.

In addition to the role of RIPK1 in neuro-immune function, the RIPK1 pathway is also a central regulator of necroptosis, a form of programmed cell death. The role of RIPK1 in necroptosis of neurons has been implicated in Alzheimer’s disease, providing another potential pathway where inhibition may be beneficial in disease.

Pharmacological Properties and Brain Exposure

In vitro studies demonstrate that DNL747 is highly selective against kinase and receptor panels. We have completed extensive preclinical PK and PD studies with DNL747 in multiple species. Preclinical modeling of clearance predicts a human half-life compatible with twice daily dosing. Target engagement has been characterized using a marker of RIPK1 activity, phosphorylation of RIPK1 at pS166. This biomarker has been characterized in in vitro assays in human and monkey PBMCs and has been demonstrated to be robustly reduced by RIPK1 inhibitors.

Comprehensive toxicity studies, including GLP 28-day repeat-dose studies in rat and monkey and safety pharmacology studies are complete. No concerns were identified in in vitro safety screening for genotoxicity, cardiovascular ion channel inhibition, and hepatotoxicity assessments. In the 28-day GLP study in rat, administration of DNL747 at dose levels up to the highest dose of 500 mg/kg BID were well tolerated; with findings limited to minimal, non-adverse changes associated with metabolic enzyme induction that are not considered relevant to humans. In the 28-day GLP study in cynomolgus monkey, administration of DNL747 was well tolerated to the mid dose of 100 mg/kg BID, with cutaneous/mucocutaneous lesions and immune-mediated histopathology findings noted at the high dose of 500 mg/kg BID.

Development Plan

Our Phase 1 clinical trial in healthy volunteers was initiated in March 2018. The Phase 1 study is a randomized, double-blind, placebo-controlled, single-center clinical trial in healthy subjects to investigate the safety and tolerability of single and multiple oral doses of DNL747 and characterize the PK and PD of DNL747 in plasma and CSF. Target engagement will be assessed in PBMCs using the pS166 biomarker and extrapolated to estimate target engagement in brain based on DNL747 exposures measured in CSF. As an exploratory endpoint, candidate inflammatory biomarkers in the

CSF are also being evaluated. We anticipate the target engagement goal for the RIPK1 clinical development program will be to achieve 70% to 90% target inhibition at trough concentrations in order to maximize inhibition of the RIPK1 pathway and enable testing of a broad range of doses in future clinical studies in patients. As an extension to our Phase 1 clinical trial design, we also plan to enroll a cohort of Alzheimer’s disease and ALS patients to assess PK, safety and target engagement in this population. This will provide key insight to guide dose selection for subsequent patient trials and the identification of potential biomarker and clinical endpoints.

After completion of the Phase 1 and Phase 1b trials in healthy volunteers and patients, we plan to proceed to two Phase 2a studies evaluating biomarker endpoints in Alzheimer’s disease and ALS. The primary objectives of these patient studies are to evaluate safety, PK and PD of DNL747 in Alzheimer’s disease and ALS patients and identify evidence of central pathway engagement. We are currently evaluating endpoints to be used in these studies including CSF cytokines and TSPO imaging to demonstrate relevant effects on inflammatory cytokines and microglial function.

Back-up and Other Compounds

As part of our parallel development strategy, we have also developed a number of structurally diverse backup RIPK1 inhibitor molecules that are currently being characterized. Upon completion, we expect to be able to advance these candidates to the IND or CTA filing stage in 2019.

In September 2016, we initiated a Phase 1 clinical trial in the Netherlands for an earlier RIPK1 inhibitor compound, DNL104. This study provided evidence of peripheral and CSF drug exposure and pathway inhibition by measurement of pRIPK1 in blood, and identified candidate RIPK1-dependent cytokines that change in human CSF. DNL104 was well tolerated during the dosing interval and there were no CNS related safety signals. However, three out of 16 active-treated subjects who received multiple doses developed liver test abnormalities during the post dosing recovery period. Based on both preclinical and clinical data, we believe that these findings are off-target liabilities that are molecule specific to the DNL104 molecule and not a result of RIPK1 inhibition. This conclusion resulted in a decision to discontinue development of DNL104.

ETV:IDS Enzyme Replacement Therapy Program

We are developing ETV:IDS as a treatment for the lysosomal storage disorder MPS II. MPS II, also known as Hunter Syndrome, is an X-linked recessive genetic LSD caused by a single gene defect leading to a deficiency in the enzyme IDS. IDS is essential for the breakdown of the glycosaminoglycans (“GAGs”), heparan and dermatan sulfate, and its deficiency results in a toxic accumulation of these GAGs and perturbed lysosomal function. Approximately two-thirds of MPS II patients suffer from the neuropathic form of the disease, which is characterized by intellectual disability and a progressive cognitive decline that emerges between three and five years of age. MPS II is currently treated with intravenous infusions of recombinant IDS protein. These treatments do not efficiently distribute to the brain and, therefore, cannot address the neurological manifestations of the disease. There is a demonstrated need for therapies that effectively cross the BBB so as to treat both neurological and peripheral manifestations of MPS II and other LSDs.

We are developing therapeutic fusion proteins that effectively cross the BBB and diffuse to critical peripheral tissues. Lead ETV:IDS proteins are currently in preclinical development, and we plan to file an IND or CTA in early 2019.

ATV:aSyn Program

Our ATV:aSyn program targets aSyn, a protein that has been identified as genetically linked to Parkinson’s disease. Lysosomal dysfunction in neurons can contribute to aSyn aggregation. This in turn leads to neuronal degeneration and results in the formation of Lewy bodies, the defining neuropathological characteristic of Parkinson’s disease.

We have developed high affinity antibodies binding to the multiple forms of aSyn and we are currently characterizing molecules in order to select a lead to couple with our proprietary ATV platform. We expect to file an IND or CTA for this program in 2020. Following proof of concept in Parkinson’s disease, patients with other synucleinopathies, such as dementia with Lewy bodies, or DLB, and multiple system atrophy (“MSA”), may also benefit and could be explored.

ATV:TREM2 Program

ATV: TREM2 is a therapeutic candidate designed to rescue microglial function in Alzheimer’s disease through modulating the activity of TREM2, a genetically validated target. A major component of Alzheimer’s disease pathology is the presence of neuro-immune dysfunction. Microglia, the resident immune cells of the brain, show signs of activation and release of toxic cytokines in patients with Alzheimer’s disease. In 2013, a rare variant of TREM2 was found to be associated with a three-fold higher risk of Alzheimer’s disease onset, which strongly implicates TREM2 as a functional contributor to disease progression.

We have developed high affinity antibodies for TREM2 and are currently characterizing antibodies in order to select a lead to couple with our proprietary ATV platform. We plan to file an IND or CTA for this program in 2020.

As described in more detail in “Business - Licenses and Collaborations” below, Takeda has the right to opt in to our ATV:TREM2 program.

ATV:BACE1/Tau Program

ATV:BACE1/Tau is a bispecific program targeting the production of amyloid beta (“Abeta”), and the spreading of Tau, the two key pathological processes of Alzheimer’s disease. Alzheimer’s disease pathology is characterized by the presence of amyloid plaques and neurofibrillary tangles. The pathologies arise as a consequence of protein aggregation, a form of disrupted cellular homeostasis, eventually leading to neuronal degeneration. Amyloid plaques are comprised of Abeta, an extracellular fragment of amyloid precursor protein (“APP”), which is generated by cleavage of APP by BACE1 and gamma secretase. Mutations in APP processing components that increase Abeta levels are sufficient to cause early onset Alzheimer’s disease. Tau is believed to regulate microtubule stability in neurons, but it can also aggregate to form neurofibrillary tangles present in many neurodegenerative diseases, including Alzheimer’s disease.

We have developed high affinity antibodies for BACE1 and Tau and are currently optimizing them before combining them into a single therapeutic agent using our proprietary ATV platform. We believe our ATV:BACE1/Tau program may be the first therapeutic to target both of the hallmark pathologies of Alzheimer’s disease in a single therapeutic agent and has the potential for synergistic activity, restoring protein homeostasis with regards to these pathologies. We plan to file an IND or CTA in 2020.

As described in more detail in “Business - Licenses and Collaborations” below, Takeda has the right to opt in to our ATV:BACE1/Tau program.

Licenses and Collaborations

Takeda Option and Collaboration Agreement

Overview

On January 3, 2018, we entered into the Collaboration Agreement with Takeda, pursuant to which we granted Takeda an option with respect to our ATV:BACE1/Tau program, our ATV: TREM2 program, and a third identified, but yet undisclosed discovery stage program. The Collaboration Agreement became effective on February 12, 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied.

Research Phase and Takeda’s Option

Under the Collaboration Agreement and unless we otherwise agree jointly with Takeda, we will be responsible, at our cost, for conducting activities relating to pre-IND development of biologic products directed to the three identified targets and enabled by our BBB delivery technology targeting transferrin receptor during the applicable option period. The option period continues for each target until the first biologic product candidate directed to the relevant target is IND-ready or about five years after selection of the target, whichever is earlier.

For a limited period of time, subject to further limitations and the mutual agreement of the parties, the ATV:TREM2 program and the undisclosed program can each be replaced one time. If the parties cannot agree on a proposed replacement target, the rejecting party will be restricted, subject to certain exceptions and only for a specified period of time, from conducting additional activities related to any antibody or other protein-based therapeutic product directed to the proposed replacement target outside the collaboration.

Takeda is obligated to pay us up to an aggregate of $25.0 million with respect to each program under the Collaboration Agreement directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total. $5.0 million of this amount became due when the Collaboration Agreement became effective.

Collaboration Activities Following Takeda’s Option Exercise

If Takeda exercises its option with respect to a particular target and collaboration program (i.e., the biologic products directed to the target for which Takeda has exercised its option), then Takeda will have the right to develop and commercialize, jointly with us, a specified number of biologic products enabled by our blood-brain barrier delivery technology that were developed during the option period and which are directed to the relevant target, and we will grant to Takeda a co-exclusive license under the intellectual property we control related to those biologic products.

Takeda is obligated to pay us a $5.0 million option fee for each target for which Takeda exercises its option, up to $15.0 million in total.

In addition, Takeda will be obligated to pay us up to an aggregate of $707.5 million upon achievement of certain clinical and regulatory milestone events if Takeda exercises its option for all three collaboration programs. Further, Takeda will be obligated to pay us up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $225.0 million if one biologic product from each program achieves the milestone.

After Takeda exercises its option for a particular target, we and Takeda will share equally the development and commercialization costs, and, if applicable, the profits, for each collaboration program. However, for each collaboration program, we may elect not to continue sharing development and commercialization costs, or Takeda may elect to terminate our cost-profit sharing rights and obligations if, following notice from Takeda and a cure period, we fail to satisfy our cost sharing obligations with respect to the relevant collaboration program. After such an election by us or termination by Takeda becomes effective, we will no longer be obligated to share in the development and commercialization costs for the relevant collaboration program, and we will not share in any profits from that collaboration program. Instead we will be entitled to receive tiered royalties. The royalty rates will be in the low- to mid-teen percentages on net sales, or low- to high-teen percentages on net sales if we have met a certain co-funding threshold at the time of our election to opt out of co-development or Takeda’s termination of our cost-profit sharing rights and obligations, and, in each case, these royalty rates will be subject to certain reductions specified in the Collaboration Agreement. Takeda will pay these royalties to us for each biologic product included in the relevant collaboration program, on a country-by-country basis, until the latest of (i) the expiration of certain patents covering the relevant biologic product, (ii) the expiration of all regulatory exclusivity for that biologic product, and (iii) an agreed period of time after the first commercial sale of that biologic product in the applicable country, unless biosimilar competition in excess of a significant level specified in the Collaboration Agreement occurs earlier, in which case Takeda’s royalty obligations in the applicable country would terminate.

For each collaboration program for which we are sharing costs and profits with Takeda, we will lead the conduct of clinical activities for each indication up to the first Phase 2 trial with a clinical outcomes-based efficacy endpoints, and Takeda will lead the conduct of all subsequent clinical activities for that indication. For each collaboration program for which we are sharing costs and profits with Takeda, we and Takeda will jointly commercialize biologic products included in the relevant collaboration program in the United States and China. Unless we have opted out of cost-sharing for two collaboration programs, we have the right to lead commercialization activities in the United States for one collaboration program and Takeda will lead commercialization activities in the United States for all collaboration programs for which we do not lead commercialization activities. Further, Takeda will lead commercialization activities in China and will solely conduct commercialization activities in all other countries.

We have the right to lead all manufacturing activities for all collaboration programs for which the parties are sharing costs and profits.

Exclusivity

During the option period for a particular target and, if the applicable option is exercised by Takeda (unless the Collaboration Agreement is terminated earlier), until expiration of an agreed period of time after the first regulatory approval in the United States or Europe of a biologic product within the applicable collaboration program, neither party may conduct clinical or commercial activities involving antibodies or protein-based therapeutic products directed to the same target (or in the case of a bi-specific program, the same combination of targets) that have an intended therapeutic effect in diseases and conditions of the CNS (including lysosomal storage diseases), except to the extent permitted under the Collaboration Agreement.

Termination

Each party may terminate the Collaboration Agreement in its entirety, or with respect to a particular collaboration program, as applicable, if the other party remains in material breach of the Collaboration Agreement following a cure period to remedy the material breach. Takeda may terminate the Collaboration Agreement in its entirety or with respect to any particular collaboration program, for convenience and after giving a specified amount of prior notice to us, but Takeda may not do so for a certain period of time after the Effective Date of the Collaboration Agreement. Takeda may also terminate the Collaboration Agreement with respect to any collaboration program if the joint steering committee established under the Collaboration Agreement unanimously agrees that a material safety event has occurred with respect to the applicable collaboration program. We may terminate the Collaboration Agreement with respect to a particular collaboration program if Takeda fails to conduct material development and commercial activities for a specified period of time with respect to a collaboration program, unless Takeda cures such failure within a certain period of time. We and Takeda may each terminate the Collaboration Agreement in its entirety if the other party is declared insolvent or in similar financial distress or if, subject to a specified cure period, the other party challenges any patents licensed to it under the Collaboration Agreement.

Following any termination of the Collaboration Agreement with respect to a particular collaboration program or the Collaboration Agreement in its entirety, our rights to each terminated collaboration program will revert to us, Takeda will grant us a license to intellectual property owned by Takeda with respect to such collaboration program (which could be subject to certain royalty payments that would be negotiated at the time of such a termination) and, unless the termination was by Takeda on the basis of a material safety event, Takeda will conduct certain development, manufacturing and commercialization wind-down activities.

Common Stock Purchase Agreement

Pursuant to the terms of the Collaboration Agreement, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Takeda on January 3, 2018, pursuant to which we agreed to issue and sell, and Takeda agreed to purchase, 4,214,559 shares of our common stock (the “Shares”) for an aggregate purchase price of $110.0 million pursuant to the terms and conditions thereof. We closed the sale of the Shares to Takeda on February 23, 2018.

We and Takeda also entered into a standstill and stock restriction agreement (the “Standstill Agreement”). Pursuant to the terms of the Standstill Agreement, Takeda agreed to certain transfer and standstill restrictions, including a restriction on acquiring more than 10% of our capital stock, for a specified period of time following the closing of the sale of the Shares to Takeda, or earlier upon our change of control or, with respect to the transfer restrictions, termination of the Collaboration Agreement. In addition, Takeda is entitled to certain registration rights with respect to the Shares following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

F-star License and Collaboration Agreement

Overview

In August 2016, we entered into a license and collaboration agreement with F-star Gamma Limited, f-star Biotechnologische Forschungs-und Entwicklungsges m.b.H and F-star Biotechnology Limited (collectively “F-star”). The goal of the collaboration is the development of certain constant Fc domains of an antibody with non-native antigen binding activity, or Fcabs, to enhance delivery of therapeutics across the BBB into the brain. The collaboration leverages F-star’s modular antibody technology and our expertise in the development of therapies for neurodegenerative diseases.

Under the terms of the F-star collaboration agreement, we can nominate up to three Fcab targets, or Accepted Fcab Targets, within the first three years of the date of the collaboration agreement; and we have selected TfR as the first Accepted Fcab Target. With respect to each Accepted Fcab Target, we can nominate up to eight Fab targets, or Accepted Fab Targets, which are targets bound by the variable domains of an antibody or other therapeutic modalities, or Fabs. Under the F-star collaboration agreement, F-star is prohibited from developing, commercializing and manufacturing any antibody or other molecule that incorporates any Fcab directed to an Accepted Fcab Target, which we refer to as a Selected Fcab, or any Selected Fcab as a standalone product, and from authorizing any third party to take any such action until the expiration of our buy-out option, as described below. In addition, we are obligated to use commercially reasonable efforts during the research term to perform development activities in accordance with certain specified development plans.

Financial Obligations

We paid F-star Gamma an upfront fee of $5.5 million, which includes the selection of the first Accepted Fcab Target, TfR, under the collaboration. We are obligated to pay a one-time fixed fee in the low single-digit millions for each additional Accepted Fcab Target we select, technical milestone payments for each Accepted Fcab Target, up to a maximum of $15.0 million in the aggregate for all Accepted Fcab Targets, and, at specified times, monthly exclusivity fees for Accepted Fcab Targets and Accepted Fab Targets, which may be eliminated in certain circumstances. We are also responsible for certain research costs incurred by F-star in conducting activities under each agreed development plan, for up to 24 months. These research costs for the agreed TfR development plan will be up to $2.1 million.

Buy-Out Option

In connection with the entry into the F-star collaboration agreement, we also purchased an option for an upfront option fee of $0.5 million, which we refer to as the buy-out-option, to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement. We must elect whether to exercise our buy-out option before the earlier of (i) dosing of the fifth patient dosed in the first Phase 1 trial of an antibody that binds to an Accepted Fab Target and an Accepted Fcab Target, (ii) the fourth anniversary of the first delivery by F-star of an Fcab meeting certain delivery criteria, and (iii) five and one half years after the delivery by us of a notice that we are progressing an Fcab identified from our library that binds to an Accepted Fcab Target. In addition, if we exercise the buy-out option, we will become an owner of certain intellectual property owned by F-star Gamma (by way of our ownership of F-star Gamma) and we will become a direct licensee of certain intellectual property of F-star Biotechnology (by way of our assumption of F-star Gamma’s license agreement with F-star Biotechnology). If we exercise the buy-out option we will be obligated to make initial exercise payments under the buy-out option agreement and F-star Gamma’s license agreement with F-star Biotechnology ranging from, in the aggregate, approximately $18.0 million to $50.0 million, plus a payment under the buy-out option agreement of the estimated net cash of F-star Gamma at the time of such exercise. In addition, we will be required under the buy-out option agreement and F-star Gamma’s license agreement with F-star Biotechnology to make certain contingent payments upon the achievement of certain preclinical, clinical, regulatory and commercial milestones, up to a maximum amount of $447.0 million in the aggregate. The amount of the initial exercise and contingent payments varies based on whether F-star delivers an Fcab that meets pre-defined criteria, whether the Fcab has been identified solely by us or solely by F-star or jointly by us and F-star and the timing of our exercise of the buy-out option.

If we exercise the buy-out option, then f-star Biotechnologische Forschungs-und Entwicklungsges m.b.H and F-star Biotechnology will continue to be prohibited from developing, commercializing and manufacturing any antibody or other molecule that incorporates any Selected Fcab, or any Selected Fcab as a standalone product, and from authorizing any third party to take any such action.

If we do not exercise the buy-out option prior to the expiration of the buy-out option period, then, from the lapse of the buy-out option period until our rights with respect to an Accepted Fab Target expire or terminate, F-star is prohibited from developing, commercializing and manufacturing any antibody or other molecule that contains both a Selected Fcab and a Fab that specifically binds to the relevant Accepted Fab Target. In addition, in the event that we do not exercise the buy-out option prior to expiration of the buy-out option period, we have granted F-star Gamma a non-exclusive, royalty-free, irrevocable, perpetual, sublicensable license under our background and program intellectual property and any joint program intellectual property, to exploit any Fcab (other than one identified solely by us) against an Accepted Fcab Target and/or any antibody to the extent containing such Fcab (other than an Fcab identified solely by us or jointly with F-star), but excluding any rights to any Fabs and Accepted Fab Targets. If we elect not to exercise the buy-out option, we continue to have the option to obtain certain exclusive licenses as we describe further below.

License Option

With respect to each Accepted Fab Target, we have the right to obtain from F-star an exclusive, worldwide license to certain intellectual property to develop and commercialize licensed products that contain (i) a Fab that specifically binds to such Accepted Fab Target and (ii) an Fcab that we or F-star identify, either solely or jointly, and that specifically binds to an Accepted Fcab Target, for up to eight Accepted Fab Targets per each Accepted Fcab Target, as described above. Under each such license, we will be obligated to use commercially reasonable efforts to develop and commercialize the applicable licensed product in certain major market countries. If we do not exercise such a license option or otherwise elect to terminate it, such license option will generally expire upon the dosing of the fifth patient dosed in the first Phase 1 trial of the relevant antibody that binds to the applicable Accepted Fab Target.

Each time we exercise the license option described above, we will be obligated to pay F-star Gamma (i) a one-time fixed fee in the low single-digit millions, (ii) milestone payments upon the achievement of certain clinical development and commercial milestones, up to a maximum of $362.5 million in the aggregate; (iii) additional sales-based milestones if net sales of licensed products achieve certain specified levels, up to a maximum amount payable to F-star of $650.0 million in the aggregate and (iv) low-to-mid single-digit percentage royalties on net sales of licensed products. Our royalty payment obligations will expire on a country-by-country and licensed product-by-licensed product basis upon the later of (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country, (b) the expiration of regulatory exclusivity for such licensed product in such country, and (c) the twelfth anniversary of the first commercial sale of such licensed product in such country. Such amounts may be reduced by a specified percentage depending on the origin of the Fcab incorporated in the applicable licensed product and whether F-star delivers to us an Fcab that meets pre-defined criteria. We have the right to credit a certain amount of royalty payments that we pay to third parties with respect to certain licensed products against our royalty obligation to F-star Gamma but such credit cannot reduce our royalty obligation to F-star Gamma by more than fifty percent.

Other Rights

In addition to the buy-out option and option to obtain certain exclusive licenses described above, F-star Gamma and F-star Biotechnology granted us non-exclusive licenses under certain intellectual property to conduct technology development to discover and develop Fcabs. We also received a non-exclusive license under certain of F-star Biotechnology’s platform patents and know-how to develop and commercialize products in connection with the delivery of therapeutics across the blood brain barrier, subject to certain specified restrictions.

F-star retains the right to use its intellectual property, including any intellectual property that we and F-star jointly own pursuant to the terms of the collaboration agreement, outside the scope of the licenses granted to us. In addition, we granted F-star Biotechnology a non-exclusive, irrevocable, perpetual, sublicensable license under certain of our intellectual property to develop and commercialize certain of F-star’s platform technology, subject to certain exclusivity obligations and the licenses granted to us under the collaboration agreement. Further, we are obligated to assign to F-star certain patents and know-how that we generate under the collaboration agreement related to F-star’s platform technology or certain Fcabs identified solely by F-star.

Termination

Unless earlier terminated, the F-star collaboration agreement will remain in effect until all of our royalty and milestone payment obligations to F-star Gamma expire. Either party may terminate the F-star collaboration agreement if the other party materially breaches the collaboration agreement, subject to specified notice and cure provisions, or for the other party’s bankruptcy or insolvency. In addition, F-star Gamma may terminate the F-star collaboration agreement if we challenge any of the patent rights licensed to us by F-star. We are able to terminate the F-star collaboration agreement for convenience, either in its entirety or on an Accepted Fcab Target-by-Accepted Fcab Target basis or an Accepted Fab Target-by-Accepted Fab Target basis, on 90 days’ prior written notice to F-star.

Upon any termination by us for convenience or by F-star Gamma for our material uncured breach or insolvency, in each case either in whole or on an Accepted Fcab Target-by-Accepted Fcab Target or an Accepted Fab Target-by-Accepted Fab Target basis, among other things, the rights granted to us under the F-star collaboration agreement will terminate. Further, upon any such termination, if we have not exercised the buy-out option, (i) we must grant F-star Gamma certain non-exclusive, irrevocable and perpetual licenses under certain intellectual property owned by us arising out of the collaboration agreement to exploit certain antibodies that do not contain our proprietary Fabs or Fcabs identified solely by us, and (ii) F-star will no longer be restricted from developing and commercializing licensed products with respect to any terminated Accepted Fcab Target and/or Accepted Fab Target, as applicable.

Genentech Exclusive License Agreement

In June 2016, we entered into an exclusive license agreement with Genentech. The agreement gives us access to Genentech’s LRRK2 small molecule program. Under the agreement, Genentech granted us (i) an exclusive, worldwide, sublicensable license under Genentech’s rights to certain patents and patent applications directed to small molecule compounds which bind to and inhibit LRRK2 and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain compounds and licensed products incorporating any such compound. We are obligated to use commercially reasonable efforts during the first three years of the agreement to research, develop and commercialize at least one licensed product.

Our financial obligations under the agreement with Genentech included an upfront payment of $8.5 million and a technology transfer fee of $1.5 million. In addition, we may owe Genentech milestone payments upon the achievement of certain development, regulatory and commercial milestones, up to a maximum of $315.0 million in the aggregate. In addition, we are obligated to pay royalties on net sales of licensed products ranging from low to high single-digit percentages, with the exact royalty rate dependent on various factors, including (i) whether the compound incorporated in the relevant licensed product is a Genentech-provided compound or a compound acquired or developed by us, (ii) the date a compound was first discovered, derived or optimized by us, (iii) the existence of patent rights covering the relevant licensed product in the relevant country, (iv) the existence of orphan drug exclusivity covering a licensed product that is a Genentech-provided compound and (v) the level of annual net sales of the relevant licensed product. We also have the right to credit a certain amount of third-party royalty and milestone payments against royalty and milestone payments owed to Genentech, but such credit cannot reduce our royalty obligation to Genentech by more than fifty percent. Our royalty payment obligations will expire on a country-by-country and licensed product-by-licensed product basis upon the later of (a) ten years after the first commercial sale of such licensed product in such country or (b) the expiration of the last valid claim of a licensed patent covering such licensed product in such country. If one of our licensed products incorporates a compound provided to us by Genentech, has orphan drug exclusivity, and is not covered by a valid claim of a licensed patent, we must pay royalties on net sales of such licensed products on a country-by-country and licensed product-by-licensed product basis until such orphan drug exclusivity in such country expires, but our obligation to pay these royalties may be eliminated or reduced if there is a clinically superior product marketed in such country.

Unless earlier terminated, our agreement with Genentech will continue in effect until all of our royalty and milestone payment obligations to Genentech expire. Following expiration of the agreement, we will retain our licenses under the intellectual property Genentech licensed to us on a non-exclusive, royalty-free basis. Genentech may terminate the agreement if we challenge any of the patent rights licensed to us by Genentech, or if we materially breach the agreement, subject to specified notice and cure provisions, or enter into bankruptcy or insolvency proceedings. If Genentech terminates the agreement for our material breach, bankruptcy or insolvency after we have made a milestone payment to Genentech, then we are obligated to grant to Genentech an exclusive right of first negotiation with respect to certain of our patents, know-how and regulatory filings directed to Genentech-provided compounds. We do not have the right to terminate the agreement without cause, but may terminate the agreement for Genentech’s material breach, subject to specified notice and cure provisions.

Manufacturing

We believe it is important to our business and success to have a reliable, high-quality preclinical and clinical drug supply. As we mature as a company and approach commercial stage operations, securing reliable high-quality commercial drug supply will be critical.

We do not currently own or operate facilities for product manufacturing, storage, distribution or testing.

We rely on third-party contract manufacturers (“CMOs”), to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We have established relationships with several CMOs, including Lonza Sales AG, or Lonza. Effective September 2017, we entered into a development and manufacturing services agreement with Lonza, which agreement we have subsequently amended to add the scope of work under this agreement. We refer to this agreement, as amended, as the DMSA or the Lonza agreement. Pursuant to the Lonza agreement, Lonza agreed to provide clinical development and manufacturing services with respect to certain of our biologic products on a fee-for-service basis.

We currently do not need commercial manufacturing capacity. When and if this becomes relevant, we intend to evaluate both third-party manufacturers as well as building out internal capabilities and capacity. We may choose one or both options, or a combination of the two.

Commercialization Plan

We do not currently have any approved drugs and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing drugs.

When and if any of our product candidates are approved for commercialization, we intend to develop a commercialization infrastructure for those products in the United States and potentially in certain other key markets. We may also rely on partnerships to provide commercialization infrastructure, including sales and marketing and commercial distribution.

Competition

The biotechnology and pharmaceutical industries, including in the neurodegenerative disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

Our product candidates will compete with current therapies approved for the treatment of neurodegenerative diseases, which to date have been primarily targeted at treating the symptoms of such diseases rather than halting or slowing the progression of the disease. However, in addition to such currently approved therapies, we believe that our product candidates, if approved, may also compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions, including but not limited to:

• Alzheimer’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Biogen, Eli Lilly, Eisai, GlaxoSmithKline, Merck and Roche (including Genentech, its wholly owned subsidiary), and are in various stages of clinical trials.

• Parkinson’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Prothena, Roche, Voyager Therapeutics, Sage Therapeutics and Sanofi, and are in various stages of clinical trials.

• ALS: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies and academic institutions, including Cytokinetics and Mallinckrodt, and are in various stages of clinical trials.

• Lysosomal Storage Diseases: The currently approved treatments for LSDs are enzyme based therapies. Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including ArmaGen, BioMarin, JCR Pharmaceuticals, Sanofi, Shire and Ultragenyx, and are in various stages of clinical trials.

In addition, there are companies that are developing technologies that would compete directly with our technologies, including:

• Blood-Brain Barrier Technology: There are several large and specialty pharmaceutical and biotechnology companies developing BBB delivery technologies that utilize RMT, including AbbVie, biOasis Technologies, ArmaGen, JCR Pharmaceuticals and Roche (including Genentech, its wholly owned subsidiary), among others.

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries and BBB platform technology, including new targets and applications, and other inventions that are important to our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our proprietary position.

As of February 28, 2018, our owned and licensed patent portfolio includes over 650 patents and patent applications, including over 20 licensed U.S. issued patents, over 15 licensed U.S. pending patent applications, 2 owned U.S. issued patents, and over 30 owned U.S. pending patent applications, covering certain aspects of our proprietary technology, our product candidates, and related inventions and improvements. The patent portfolio also includes over 200 licensed patents issued in jurisdictions outside of the United States, over 85 licensed patent applications pending in jurisdictions outside of the United States, and over 10 owned patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For our product candidates and our BBB platform technology, we generally pursue or in-license patent protection covering compositions of matter, methods of use and manufacture. For example, we own patent applications in the United States and internationally that are directed to the composition of matter of certain antibodies and small molecule product candidates that we intend to develop or are developing, as well as the Fc domain portion of our BBB platform technology.

For our BBB platform technology and ATV/ETV programs, we license multiple patent families from F-star, the earliest issued patents of which are expected to expire in 2026, not including any patent term adjustments and any patent term extensions. Furthermore, we own pending patent applications directed to the composition and sequences of our TfR-binding ATVs and other BBB platform technology. For our ATV:BACE1/Tau program, we license patents from VIB, which are expected to expire in 2030, not including any patent term adjustments and any patent term extensions. Furthermore, we own patent applications directed to our ATV:BACE1/Tau, ATV:aSyn, ATV:TREM2, and ETV:IDS programs. For our LRRK2 program, we license multiple patent families from Genentech directed to, among other things, our LRRK2 program, including DNL201, DNL151 and other related compounds, which are expected to expire in 2031, not including any patent term adjustments and any patent term extensions; and we own pending patent applications directed to the composition of matter of DNL151. For our RIPK1 program, we own two issued U.S. patents, which are expected to expire in 2037, not including any patent term adjustments and any patent term extensions and pending patent applications, which are directed to the composition of matter of DNL747 as well as other RIPK1 inhibitor compounds.

We cannot guarantee that our owned and licensed pending patent applications, or any patent applications that we may in the future file or license from third parties, will result in the issuance of patents. We also cannot predict the scope of claims that may be allowed or enforced in our patents. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our programs and product candidates. For more information regarding the risks related to our intellectual property, see “Risk Factors - Risks Related to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors - Risks Related to Our Intellectual Property.”

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors - Risks Related to Our Intellectual Property.”

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, see “Risk Factors - Risks Related to Our Intellectual Property.”

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations, and biologics under the FDCA, the Public Health Service Act (“PHSA”), and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Any future product candidates must be approved by the FDA through either a new drug application (“NDA”), or a biologics license application (“BLA”), process before they may be legally marketed in the United States. The process generally involves the following:

•	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”), requirements;

•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	Approval by an independent institutional review board (“IRB”), or ethics committee at each clinical trial site before each trial may be initiated;

•	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”), requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	Submission to the FDA of an NDA or BLA;

•	A determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the filing for review;

•	Satisfactory completion of a FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with current good manufacturing practices (“cGMP”), requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA or BLA;

•	FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States; and

•	Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post-approval studies.

The data required to support an NDA or BLA are generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any future product candidates will be granted on a timely basis, or at all.

Preclinical Studies and IND

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•	Phase I clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•	Phase II clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•	Phase III clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their shelf life.

NDA/BLA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2016, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2,380,100. PDUFA also imposes an annual product fee for human drugs and biologics (approximately $97,750) and an annual establishment fee (approximately $580,000) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of a new molecular-entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions, as it deems necessary to assure safe use of the product.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Patient Protection and Affordable Care Act (“PPACA”), Affordable Care Act (“ACA”), signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

•	analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;

•	animal studies (including the assessment of toxicity); and

•	a clinical study or studies (including the assessment of immunogenicity and PK or PD) sufficient to demonstrate safety, purity and potency in one or more conditions for which the reference product is licensed and intended to be used.

In addition, an application must include information demonstrating that:

•	the proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended, or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;

•	the condition or conditions of use prescribed, recommended, or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;

•	the route of administration, the dosage form, and the strength of the proposed biosimilar product are the same as those for the reference product; and

•	the facility in which the biological product is manufactured, processed, packed or held meets standards designed to assure that the biological product continues to be safe, pure, and potent.

Biosimilarity means that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components; and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity, and potency of the product. In addition, the law provides for a designation of “interchangeability” between the reference and biosimilar products, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

•	the proposed product is biosimilar to the reference product;

•	the proposed product is expected to produce the same clinical result as the reference product in any given patient; and

•	for a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.

FDA approval is required before a biosimilar may be marketed in the United States. However, complexities associated with the large and intricate structures of biological products and the process by which such products are manufactured pose significant hurdles to the FDA’s implementation of the law that are still being worked out by the FDA. For example, the FDA has discretion over the kind and amount of scientific evidence—laboratory, preclinical and/or clinical—required to demonstrate biosimilarity to a licensed biological product.

The FDA intends to consider the totality of the evidence, provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

The submission of a biosimilar application does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are insufficiently complete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees assessed under the Biosimilar User Fee Act of 2012 have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies and submit a BLA for licensure as a new biological product.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for twelve years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition (an “orphan drug”) may be entitled to seven years of exclusivity, in which case no product that is biosimilar to the reference product may be approved until either the end of the twelve-year period provided under the biosimilarity statute or the end of the seven-year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block biosimilarity applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

The first biological product determined to be interchangeable with a branded product for any condition of use is also entitled to a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the reference product for any condition of use. This exclusivity period extends until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued.

Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping requirements, requirements to report adverse experiences, and comply with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or NDA/BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy (“REMS”), to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications;

•	applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

For example, in the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of biologic and pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug.

This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

European Union Drug Development

As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (“NCA”), and one or more Ethics Committees (“ECs”). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the EU.

European Union Drug Review and Approval

In the European Economic Area (“EEA”), which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations.

•	The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the European Medicines Agency (“EMA”), and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (“SPC”), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (“AMP”), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. The Centers for Medicare & Medicaid Services (“CMS”), have proposed to expand Medicaid rebate liability to the territories of the United States as well.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug prices are determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Research and Development

We recognized $74.5 million, $75.7 million, and $11.6 million of research and development expenses in the years ended December 31, 2017, 2016 and 2015, respectively. The majority of these research and development expenses have related to the development of our RIPK1 and LRRK2 programs and our BBB platform technology.

Financial Information about Segments

We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. See “Note 1 - Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Employees

As of December 31, 2017, we had approximately 130 employees, all of whom were full-time and around 110 of whom were engaged in research and development activities. Approximately two-thirds of our employees hold Ph.D. or M.D. degrees. Substantially all of our employees are located in South San Francisco, California. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

Corporate Information

We were incorporated in Delaware in 2013. Our principal executive offices are located at 151 Oyster Point Blvd., 2nd Floor, South San Francisco, California 94080. Our telephone number is (650) 866-8548. Our website address is www.denalitherapeutics.com. We also use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

We file, or will file, electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make available on our website at www.denalitherapeutics.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website or social media sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

We use Denali Therapeutics®, the Denali Therapeutics logo, and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to Our Business, Financial Condition and Capital Requirements

We are in the early stages of clinical drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are an early clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and amyotrophic lateral sclerosis (“ALS”). We commenced operations in May 2015, have no products approved for commercial sale and have not generated any product revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have recently initiated clinical trials for our LRRK2 and RIPK1 core programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $88.2 million, $86.7 million, and $16.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $191.7 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates and our blood-brain barrier (“BBB”), platform technology. We do not expect to generate revenue from product sales for several years, if at all. The amount of our future net losses will depend, in part, on the level of our future expenditures and our ability to generate revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and discovery activities;

•	progress our current and any future product candidates through preclinical and clinical development;

•	initiate and conduct additional preclinical, clinical or other studies for our product candidates;

•	work with our contract manufacturers to scale up the manufacturing processes for our product candidates or, in the future, establish and operate a manufacturing facility;

•	change or add additional contract manufacturers or suppliers;

•	seek regulatory approvals and marketing authorizations for our product candidates;

•	establish sales, marketing and distribution infrastructure to commercialize any products for which we obtain approval;

•	acquire or in-license product candidates, intellectual property and technologies;

•	make milestone, royalty or other payments due under any license or collaboration agreements;

•	obtain, maintain, protect and enforce our intellectual property portfolio, including intellectual property obtained through license agreements;

•	attract, hire and retain qualified personnel;

•	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;

•	experience any delays or encounter other issues related to our operations;

•	meet the requirements and demands of being a public company; and

•	defend against any product liability claims or other lawsuits related to our products.

Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales, and we may never generate product revenue or be profitable.

We have no products approved for commercial sale and have not generated any revenue from product sales. We do not anticipate generating any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of a product candidate, if ever.

Our ability to generate revenue and achieve profitability depends significantly on many factors, including:

•	successfully completing research and preclinical and clinical development of our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we successfully complete clinical development and clinical trials;

•	developing a sustainable and scalable manufacturing process for our product candidates, including those that utilize our BBB platform technology, as well as establishing and maintaining commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand of our product candidates;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	launching and successfully commercializing product candidates for which we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing a sales, marketing and distribution infrastructure;

•	obtaining and maintaining an adequate price for our product candidates, both in the United States and in foreign countries where our products are commercialized;

•	obtaining adequate reimbursement for our product candidates from payors;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	maintaining, protecting, expanding and enforcing our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our common stock, all or any of which may adversely affect our viability.

If we fail to obtain additional financing, we may be unable to complete the development and, if approved, commercialization of our product candidates.

Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the sale of equity securities. We are currently advancing three product candidates, DNL201, DNL151 and DNL747, through clinical development and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical development of our seed programs and, in particular, advance our core programs through preclinical development and clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of December 31, 2017, we had $467.0 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. Moreover, we may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Our current total portfolio consists of 13 programs. We designate certain programs as core programs and others as seed programs. Together, these programs require significant capital investment. We currently have seven core programs and six seed programs which are at various stages of research, discovery, preclinical and early clinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. We regularly review the designation of each program as core or seed, and terminate those programs which do not meet our development criteria, which we have done with five programs in the past two years.

Due to the significant resources required for the development of our programs, we must focus our programs on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Research and development of biopharmaceutical products is inherently risky. We are heavily dependent on the successful development of our BBB platform technology and the product candidates currently in our core programs, which are in the early stages of preclinical and clinical development. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.

We are at an early stage of development of the product candidates currently in our programs and are further developing our BBB platform technology. To date, we have invested substantially all of our efforts and financial resources to identify, acquire intellectual property for, and develop our BBB platform technology and our programs, including conducting preclinical studies and early-stage clinical trials in our core programs, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•	our product candidates may not successfully complete preclinical studies or clinical trials;

•	our drug delivery platform technology designed to deliver large molecule therapeutics across the BBB may not be clinically viable;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	our competitors may develop therapeutics that render our product candidates obsolete or less attractive;

•	our competitors may develop platform technologies to deliver large molecule therapeutics across the BBB that render our platform technology obsolete or less attractive;

•	the product candidates and BBB platform technology that we develop may not be sufficiently covered by intellectual property for which we hold exclusive rights;

•	the product candidates and BBB platform technology that we develop may be covered by third parties’ patents or other intellectual property or exclusive rights;

•	the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

•	if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We may not be successful in our efforts to further develop our BBB platform technology and current product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates is in the early stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We have never completed a clinical development program. In the past two years, we have discontinued the development of three programs prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. We currently have one product candidate, DNL201, in a Phase 1 clinical trial in healthy volunteers in the United States, and two product candidates, DNL151 and DNL747, in Phase 1 clinical trials in healthy volunteers in the Netherlands. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver test abnormalities in some clinical trial healthy volunteer participants. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union, or EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities or do so within the timeframe we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

Even if we receive regulatory approval to market any of our product candidates, whether for the treatment of neurodegenerative diseases or other diseases, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

Investment in biopharmaceutical product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide any assurance that we will be able to successfully advance any of our product candidates through the development process or, if approved, successfully commercialize any of our product candidates.

We may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates, our commercial opportunity may be limited.

One of our strategies is to identify and pursue clinical development of additional product candidates. We currently have six seed programs, all of which are in the research, discovery and preclinical stages of development. Identifying, developing, obtaining regulatory approval and commercializing additional product candidates for the treatment of neurodegenerative diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates, our commercial opportunity may be limited.

We have concentrated our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

We have focused our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited successes in drug development. There are few effective therapeutic options available for patients with Alzheimer’s disease, Parkinson’s disease, ALS and other neurodegenerative diseases. Our future success is highly dependent on the successful development of our BBB platform technology and our product candidates for treating neurodegenerative diseases. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative diseases subjects us to a number of challenges, including engineering product candidates to cross the BBB to enable optimal concentration of the therapeutic in the brain and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

Our approach to the treatment of neurodegenerative diseases aims to identify and select targets with a genetic link to neurodegenerative diseases, identify and develop molecules that engage the intended target, identify and develop biomarkers, which are biological molecules found in blood, other bodily fluids or tissues that are signs of a normal or abnormal process or of a condition or disease, to select the right patient population and demonstrate target engagement, pathway engagement and impact on disease progression of our molecules, and engineer our molecules to cross the BBB and act directly in the brain. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to novel treatments.

We may encounter substantial delays in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an investigational new drug application, or IND, or a clinical trial application, or CTA, will result in the FDA or European Medicines Agency, or EMA, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;

•	delays in reaching a consensus with regulatory agencies on study design;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delays in identifying, recruiting and training suitable clinical investigators;

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;

•	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or study sites; developments on trials conducted by competitors for related technology that raises FDA or EMA concerns about risk to patients of the technology broadly; or if the FDA or EMA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

•	difficulty collaborating with patient groups and investigators;

•	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;

•	failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices, or cGCPs, requirements, or applicable EMA or other regulatory guidelines in other countries;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	the cost of clinical trials of our product candidates being greater than we anticipate;

•	clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs;

•	transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by a contract manufacturing organization, or CMO, or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Our most advanced product candidate, DNL201, is currently in a Phase 1 clinical trial in healthy volunteers. This program was previously subject to a partial clinical hold due to preclinical toxicity data that was removed in December 2017 based on additional clinical and preclinical data. Our second most advanced product candidate, DNL151, is currently in a Phase 1 clinical trial in healthy volunteers. Our third most advanced product candidate, DNL747, is currently in a Phase 1 clinical trial in healthy volunteers. In the nonclinical safety studies for DNL201, DNL151, and DNL747, toxicities were observed at high doses in rat and/or cynomologus monkey above doses and exposures that will be tested in the clinic. We cannot assure you that DNL201, DNL151, DNL747 or our other product candidates will not be subject to new, partial or full clinical holds in the future.

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion, such as we did for DNL104, which could adversely affect our business.

Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may encounter difficulties enrolling patients in our clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

•	the size and nature of the patient population;

•	the patient eligibility criteria defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;

•	the size of the study population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to a trial site;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;

•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will not complete such trials, for any reason.

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. For those product candidates that are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

The development and commercialization of new drug products is highly competitive. Moreover, the neurodegenerative field is characterized by strong and increasing competition, and a strong emphasis on intellectual property. We may face competition with respect to any product candidates that we seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease and ALS. Companies that we are aware are developing therapeutics in the neurodegenerative disease area include large companies with significant financial resources, such as AbbVie, AstraZeneca, Biogen, Celgene, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Novartis, Roche, Sanofi and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate or otherwise violate their intellectual property. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize. See “Risks Related to Our Intellectual Property.”

The manufacture of our product candidates, particularly those that utilize our BBB platform technology, is complex and we may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The processes involved in manufacturing our drug and biological product candidates, particularly those that utilize our BBB platform technology, are complex, expensive, highly-regulated and subject to multiple risks. Additionally, the manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells, and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture a biologic is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity. In addition, building internal manufacturing capacity would carry significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA and foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

Factors that may inhibit our efforts to commercialize any approved product on our own include:

•	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products;

•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;

•	the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;

•	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent commercialization organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

Even if any product candidates we develop receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in pivotal clinical trials and published in peer-reviewed journals;

•	the potential and perceived advantages compared to alternative treatments;

•	the ability to offer our products for sale at competitive prices;

•	the ability to offer appropriate patient access programs, such as co-pay assistance;

•	the extent to which physicians recommend our products to their patients;

•	convenience and ease of dosing and administration compared to alternative treatments;

•	the clinical indications for which the product candidate is approved by FDA, EMA or other regulatory agencies;

•	product labeling or product insert requirements of the FDA, EMA or other comparable foreign regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;

•	restrictions on how the product is distributed;

•	the timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement; and

•	the prevalence and severity of any side effects.

If any product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenue, and we may not become profitable.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs, or VA, hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to get reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA, EMA or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

If any of our product candidates that are small molecules obtain regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit a new drug application, or NDA, under section 505(b)(2) that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The

Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

Accordingly, if any of our small molecule product candidates are approved, competitors could file ANDAs for generic versions of our small molecule drug products or 505(b)(2) NDAs that reference our small molecule drug products, respectively. If there are patents listed for our small molecule drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any of our owned or in-licensed patents that are listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could immediately face generic competition and its sales would likely decline rapidly and materially. Should sales decline, we may have to write off a portion or all of the intangible assets associated with the affected product and our results of operations and cash flows could be materially and adversely affected. See “Risks Related to Our Intellectual Property.”

Our biologic, or large molecule, product candidates for which we intend to seek approval may face competition sooner than anticipated.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, our large molecule product candidates may face competition from biosimilar products. In the United States, our large molecule product candidates are regulated by the FDA as biologic products and we intend to seek approval for these product candidates pursuant to the biologics license application, or BLA, pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our large molecule product candidates.

We believe that any of our large molecule product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar approval path and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

In Europe, the European Commission has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data supporting approval of an innovative biological product, but will not be able to get it on the market until 10 years after the time of approval of the innovative product. This 10-year marketing exclusivity period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.

If competitors are able to obtain marketing approval for biosimilars referencing our large molecule product candidates, if approved, such products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk when and if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased or interrupted demand for our products;

•	injury to our reputation;

•	withdrawal of clinical trial participants and inability to continue clinical trials;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize any product candidate; and

•	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Our insurance policies may have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Moreover, the FDA, EMA or other regulatory authorities may fail to approve companion diagnostics that we contemplate using with our therapeutic product candidates. We have not submitted for, or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•	the FDA, EMA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio when compared to the standard of care is acceptable;

•	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;

•	we may be unable to demonstrate to the FDA, EMA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities.

Our most advanced product candidates, DNL201, DNL151, and DNL747 are currently our only clinical stage product candidates. In 2017, we initiated Phase 1 clinical trials of DNL201 and DNL151 in healthy volunteers and, to date, both have been well tolerated. We initiated a Phase 1 clinical trial of DNL747 in healthy volunteers in March 2018. Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL201, DNL151 and/or DNL747 and could lead to delays and/or termination of the development of these product candidates.

In 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver function test abnormalities in some clinical trial healthy volunteer participants.

Drug-related side effects could affect patient recruitment, the ability of enrolled patients to complete the study, and/or result in potential product liability claims. We are required to maintain product liability insurance pursuant to certain of our license agreements. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical trial participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

•	we may be required to create a Risk Evaluation and Mitigation Strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

We may in the future conduct clinical trials for our product candidates outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any partner we work with fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to extensive regulatory scrutiny.

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or marketing authorization application, or MAA. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a Risk Evaluation and Mitigation

Strategy), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning letters that would result in adverse publicity;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approvals;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities;

•	seize or detain products; or

•	require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

We plan to seek orphan drug designation for some product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. We plan to seek orphan drug designations for some product candidates and may be unable to obtain such designations.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other NDA or BLA applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act, or ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Recent changes in the U.S. administration could lead to repeal of or changes in some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;

•	our ability to receive or set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA, EMA and other comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA, EMA and other comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws. The laws that may impact our operations include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•	the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•	analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could, despite our efforts to comply, be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and any contract manufacturers and suppliers we engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements,

including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or SEC, and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Risks Related to Our Reliance on Third Parties

We expect to depend on collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we have collaborations with F-star, Takeda and others, to further our development of product candidates and to enhance our research efforts directed to better understanding neurodegenerative diseases. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic institutions. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs, or any product candidates we may develop, pose the following risks to us:

•	collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not properly obtain, maintain, enforce, or defend intellectual property or proprietary rights relating to our product candidates or research programs or may use our proprietary information in such a way as to expose us to potential litigation or other intellectual property related proceedings, including proceedings challenging the scope, ownership, validity and enforceability of our intellectual property;

•	collaborators may own or co-own intellectual property covering our product candidates or research programs that results from our collaboration with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property or such product candidates or research programs;

•	we may need the cooperation of our collaborators to enforce or defend any intellectual property we contribute to or that arises out of our collaborations, which may not be provided to us;

•	collaborators may control certain interactions with regulatory authorities, which may impact on our ability to obtain and maintain regulatory approval of our products candidates;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our product candidates or research programs or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborators may decide to not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or research programs if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators may restrict us from researching, developing or commercializing certain products or technologies without their involvement;

•	collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates;

•	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;

•	collaborators may grant sublicenses to our technology or product candidates or undergo a change of control and the sublicensees or new owners may decide to take the collaboration in a direction which is not in our best interest;

•	collaborators may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how or intellectual property of the collaborator relating to our products, product candidates or research programs;

•	key personnel at our collaborators may leave, which could negatively impact our ability to productively work with our collaborators;

•	collaborations may require us to incur short and long-term expenditures, issue securities that dilute our stockholders, or disrupt our management and business;

•	If our collaborators do not satisfy their obligations under our agreements with them, or if they terminate our collaborations with them, we may not be able to develop or commercialize product candidates as planned;

•	collaborations may require us to share in development and commercialization costs pursuant to budgets that we do not fully control and our failure to share in such costs could have a detrimental impact on the collaboration or our ability to share in revenue generated under the collaboration;

•	collaborations may be terminated in their entirety or with respect to certain product candidates or technologies and, if so terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates or technologies, including our BBB platform technology; and

•	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our development or commercialization program under such collaboration could be delayed, diminished, or terminated.

We may face significant competition in seeking appropriate collaborations. Recent business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

If we enter into collaborations to develop and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elects not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations and company culture. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section also apply to the activities of our collaborators and any negative impact on our collaborators may adversely affect us.

We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of materials for our research programs and preclinical studies and expect to continue to do so for clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties carries and may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for preclinical studies, clinical trials and for commercial supply of any product candidates that we may develop.

We may be unable to establish any further agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the possible breach of the manufacturing agreement by the third party;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;

•	reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and

•	the inability to produce required volume in a timely manner and to quality standards.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects.

Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for any of our product candidates. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer and may incur added costs and delays in identifying and qualifying any such replacement. Furthermore, securing and reserving production capacity with contract manufacturers may result in significant costs.

Our current and anticipated future dependence upon others for the manufacture of any product candidates we may develop or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

We depend on third-party suppliers for key raw materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors who are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any product candidates we develop or for our BBB platform technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of February 28, 2018, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology or that cover the composition of matter of our DNL151 product candidate, which is in our LRRK2 core program. In addition, we do not own or in-license any issued United States patents covering the composition of matter of the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or any issued United States patents that cover the composition of matter of antibodies or enzymes being developed in our TREM2, aSyn, or IDS core programs. We have filed or intend to file patent applications on these aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, core programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our BBB platform technology, product candidates or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our BBB platform technology, product candidates or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our BBB platform technology, product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our BBB platform technology, product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. For example, we currently, and may in the future, co-own certain patents and patent applications relating to our BBB platform technology with F-star. In addition, certain of our licensors co-own the patents and patent applications we in-license with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patents and patent applications are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patents and patent applications, who are not parties to our license agreements. For example, under our license agreement with VIB, we license certain patents and patent applications co-owned by VIB and KU Leuven. Our rights to KU Leuven’s interest in such patents and patent applications depends on an operating agreement between VIB and KU Leuven, pursuant to which VIB controls the licensing of such patents and patent applications. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patents or patent applications or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our rights to develop and commercialize our BBB platform technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our BBB platform technology and product candidates. For example, in June 2016, we entered into a license agreement with Genentech pursuant to which we received an exclusive license to certain of Genentech’s intellectual property relating to our LRRK2 program, including our DNL201 and DNL151 product candidates. In March 2017, we entered into an exclusive license agreement with VIB pursuant to which we received exclusive and non-exclusive licenses to certain patent rights and related know-how pertaining to antibodies that target BACE1. In addition, in August 2016, we entered into a collaboration with UK-based F-star, a biopharmaceutical company developing novel bispecific antibodies, focused on research and development of our BBB platform technology. The agreement with F-star includes certain non-exclusive licenses to F-star’s modular antibody technology to research and develop certain antibodies, as well as options for us to obtain exclusive rights to develop and commercialize certain antibodies by exercising an option to obtain certain exclusive licenses or to buy-out all of the outstanding shares of F-star Gamma. However, we will not obtain exclusive rights to commercialize and exploit such antibodies unless we exercise our options to obtain such exclusive rights within specified periods of time. If we do not exercise our options with respect to a particular antibody in a timely manner or at all, or fail to satisfy any conditions upon which our options are contingent, F-star may offer such exclusive rights to other third parties. In addition, F-star may breach our agreement and attempt to license such patents and patent applications to other third parties, including our competitors, before or after we exercise our options. If we are unable to secure exclusive rights to F-star’s modular antibody technology to commercialize and exploit our antibodies, our competitive position, business, financial condition, results of operations, and prospects may be materially harmed. For additional information, see “Business - Licenses and Collaborations.”

Our agreement with F-star and other license agreements may not provide exclusive rights to use the licensed intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. For example, F-star retains the right to use itself, and to license to others, its modular antibody technology for any purpose other than the targets and antibodies which we have agreed with F-star would or may be exclusively available to us. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products that also utilizes technology that we have in-licensed.

In addition, subject to the terms of any such license agreements, we do not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, under our agreements with F-star and Genentech, the licensors control prosecution and, in the case of F-star and in specified circumstances, enforcement of certain of the patents and patent applications licensed to us. We cannot be certain that our in-licensed patents and patent applications that are controlled by our licensors will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize our BBB platform technology and any of our product candidates that are subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, our license to certain intellectual property owned by Genentech is subject to certain research rights Genentech granted to third parties prior to our license agreement. In addition, certain of our in-licensed intellectual property relating to RIPK1 was funded in part by the U.S. government. As a result, the U.S. government may have certain rights to such intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research or allow commercialization of product candidates we may develop or our BBB platform technology. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing BBB platform technology, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our BBB platform technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In addition, each of our license agreements, and we expect our future agreements, will impose various development, diligence, commercialization, and other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates or of our current BBB platform technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on our BBB platform technology, product candidates and other technologies in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.

Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our BBB platform technology, product candidates or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Issued patents covering our BBB platform technology, product candidates and other technologies could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our BBB platform technology, product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our BBB platform technology, product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our BBB platform technology, product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our BBB platform technology, product candidates or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our BBB platform technology, product candidates and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our BBB platform technology, product candidates and other technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants as well as train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

We may not be successful in obtaining, through acquisitions, in-licenses or otherwise, necessary rights to our BBB platform technology, product candidates or other technologies.

We currently have rights to intellectual property, through licenses from third parties, to identify and develop our BBB platform technology and product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of neurodegeneration and BBB technology and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain BBB technologies that we are evaluating for use with our current or future product candidates. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our BBB platform technology. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our licensors, competitors and potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our BBB platform technology, product candidates and other technologies.

The field of discovering treatments for neurodegenerative diseases, especially using BBB technology, is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

Our commercial success depends in part on our, our licensors’ and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to BBB technology and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our BBB platform technology, product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our BBB platform technology, product candidates and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our BBB platform technology, product candidates, and other technologies might assert are infringed by our current or future BBB platform technology, product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our BBB platform technology, product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our BBB platform technology, product candidates or other technologies, could be found to be infringed by our BBB platform technology, product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our BBB platform technology, product candidates or other technologies may infringe.

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our BBB platform technology, product candidates or other technologies infringes upon these patents. In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our BBB platform technology, product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our BBB platform technology, product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing BBB platform technology, product candidates or other technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing product candidates or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our BBB platform technology, product candidates or other technologies, which could harm our business significantly.

Engaging in litigation to defend against third parties alleging that we have infringed, misappropriated or otherwise violated their patents or other intellectual property rights is very expensive, particularly for a company of our size, and time-consuming. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings against us could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;

•	we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;

•	we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•	it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;

•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•	our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may harm our business; and

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Operations

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, particularly our Chief Executive Officer, Dr. Ryan Watts, and our scientific and medical personnel. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business.

We conduct our operations at our facility in South San Francisco, California, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region, and doing so may be costly and difficult.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock and stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of all of these individuals or the lives of any of our other employees. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2017, we had approximately 130 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, retaining, and motivating additional employees;

•	managing our internal development efforts effectively, including the clinical and FDA review process for our current and future product candidates, while complying with our contractual obligations to contractors and other third parties;

•	expanding our operational, financial and management controls, reporting systems, and procedures; and

•	managing increasing operational and managerial complexity.

Our future financial performance and our ability to continue to develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to manage these growth activities. Our ability to successfully manage our expected growth is uncertain given the fact that all of our executive officers have joined us since February 2015. This lack of long-term experience working together as a company may adversely impact our senior management team’s ability to effectively manage our business and growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop our product candidates and, accordingly, may not achieve our research, development, and commercialization goals.

We have engaged in and may in the future engage in acquisitions or strategic partnerships, which may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We have in the past engaged in acquisitions and strategic partnerships, and we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. For instance, in January 2018 we entered into the Collaboration Agreement with Takeda, and in connection therewith we issued and sold to Takeda 4,214,559 shares of our common stock for an aggregate purchase price of $110.0 million in February 2018. Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of indebtedness or contingent liabilities;

•	the issuance of our equity securities which would result in dilution to our stockholders;

•	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•	our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

All of our operations including our corporate headquarters are located in a single facility in South San Francisco, California. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

Our business is subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

•	differing and changing regulatory requirements in non-U.S. countries;

•	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	difficulties in compliance with non-U.S. laws and regulations;

•	changes in non-U.S. regulations and customs, tariffs and trade barriers;

•	changes in non-U.S. currency exchange rates and currency controls;

•	changes in a specific country’s or region’s political or economic environment;

•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

•	negative consequences from changes in tax laws;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	difficulties associated with staffing and managing international operations, including differing labor relations;

•	potential liability under the FCPA or comparable foreign laws; and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $134.1 million, and federal research and development tax credit carryforwards of approximately

$2.9 million which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our initial public offering (“IPO”) in December 2017 and recent private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.

Prior to our initial public offering in December 2017, there was no public market for our common stock. Although our common stock is listed on the NASDAQ Global Select Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market may not be sustained in the future. The lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares and may impair our ability to raise capital.

The market price of our common stock may be volatile, which could result in substantial losses for investors.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of existing or new competitive products or technologies;

•	the timing and results of clinical trials for our current product candidates and any future product candidates that we may develop;

•	commencement or termination of collaborations for our product development and research programs;

•	failure to achieve development, regulatory or commercialization milestones under our collaborations;

•	failure or discontinuation of any of our product development and research programs;

•	failure to develop our BBB platform technology;

•	results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders, or other stockholders;

•	expiration of market standoff or lock-up agreements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry, and market conditions.

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of any such lawsuits could be costly and divert the time and attention of our management and harm our operating results, regardless of the merits of such a claim.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the market standoff and lock-up agreements, the early release of these agreements, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2017, we had 90,143,972 shares of common stock outstanding. Of these shares, the 15,972,221 shares sold in our initial public offering may be resold in the public market immediately, unless purchased by our affiliates. The remaining 74,171,751 shares, or 82.3% of our outstanding shares as of December 31, 2017, are currently prohibited or otherwise restricted under securities laws, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters of our initial public offering; however, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, these shares will be able to be sold in the public market beginning as early as June 6, 2018.

In addition, on December 8, 2017, we filed a registration statement on Form S-8 registering 14,156,836 shares of our common stock reserved for future issuance under our equity compensation plans. As a result, shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to the satisfaction of applicable vesting arrangements and the exercise of such options, the lock-up arrangements described above and, in the case of our affiliates, the restrictions of Rule 144.

Moreover, as of December 31, 2017, certain holders of approximately 64,913,502 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. In addition, Takeda is entitled to certain registration rights with respect to the 4,214,559 shares of our common stock it purchased following termination of the transfer restrictions if such shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2017, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 84.2% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering, or December 31, 2022. References herein to “emerging growth company” are intended to have the meaning associated with it in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices, including maintaining an effective system of internal controls over financial reporting.

As a public company, and particularly after we are no longer an emerging growth company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

As a public company, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the requirements of SOX Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to SOX Section 404 until we are no longer an emerging growth company if we continue to take advantage of the exemptions available to us through the JOBS Act.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.

We have not paid and do not expect to pay any dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate that we will pay any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to maintain and expand our existing operations. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates

Delaware law and provisions in our charter documents might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three year terms;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	provide that our directors may only be removed for cause;

•	eliminate cumulative voting in the election of directors;

•	authorize our board of directors to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

•	provide our board of directors with the exclusive right to elect a director to fill a vacancy or newly created directorship;

•	permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;

•	prohibit stockholders from calling a special meeting of stockholders;

•	require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;

•	authorize our board of directors, by a majority vote, to amend the bylaws; and

•	require the affirmative vote of at least 66 2/3% or more of the outstanding shares of common stock to amend many of the provisions described above.

In addition, Section 203 of the General Corporation Law of the State of Delaware, or DGCL, prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of fiduciary duty;

•	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 38,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which commenced on August 1, 2016 and expires on July 31, 2024, with an option to extend for five years. This facility houses all our personnel.

We believe that our existing facilities are adequate for our near-term needs, but expect to need additional space to accommodate our anticipated growth. We believe that suitable additional or alternative space would be available as required in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “DNLI” since December 8, 2017. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low intraday sales price per share of our common stock as reported on The NASDAQ Global Select Market for the period indicated:

Year ended December 31, 2017:	High	Low
Fourth quarter (from December 8, 2017)	$22.95	$14.72

Holders of Common Stock

As of March 12, 2018, there were 156 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Performance Graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 8, 2017 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2017. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

among Denali Therapeutics Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

	12/8/2017	12/31/2017
Denali Therapeutics Inc.	$100.00	$87.03
NASDAQ Composite Index	100.00	98.65
NASDAQ Biotechnology Index	100.00	102.71

Recent Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities sold by us from January 1, 2017 through March 12, 2018. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration. The share numbers have been adjusted, as appropriate, for the 4-for-1 reverse stock split that occurred on November 28, 2017.

(a)	In November 2017, we issued 1,764,705 shares of our Series B-2 convertible preferred stock at $17.00 per share, for aggregate proceeds of $30.0 million, to a total of three accredited investors.

(b)	In December 2017, we issued 81,164 shares of our common stock to one accredited investor, which we were obligated to issue upon certain milestones in relation to the acquisition of Incro Pharmaceuticals, Inc. (“Incro”). The milestones were satisfied and the shares were issued on December 20, 2017.

(c)	From January 2017 through December 8, 2017 (the date of the filing of our registration statement on Form S-8, File No. 333-221956), we granted stock options to purchase an aggregate of 1,816,625 shares of common stock to certain employees, directors and consultants under our 2015 Stock Incentive Plan (the “2015 Plan”), at exercise prices per share ranging from $5.28 to $11.64, for an aggregate exercise price of approximately $12.8 million. From December 1, 2017 through December 8, 2017, we granted stock options to purchase an aggregate of 282,990 shares of common stock to certain employees, directors and consultants under our 2017 Equity Incentive Plan (the “2017 Plan”), at an exercise price per share of $18.00, for an aggregate exercise price of approximately $5.1 million.

(d)	From January 2017 through December 8, 2017, we issued and sold an aggregate of 695,192 shares of common stock upon the exercise of options under our 2015 Plan to our directors, employees, consultants and other service providers at exercise prices per share ranging from $0.68 to $5.28, for an aggregate exercise price of approximately $1.0 million.

(e)	On February 23, 2018, we issued and sold 4,214,559 shares of common stock to Takeda for aggregate proceeds of $110.0 million in connection with the Collaboration Agreement.

The offer, sale and issuance of the securities described in clauses (a), (b) and (e) were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited person and had adequate access, through employment, business or other relationships, to information about the registrant.

The offers, sales and issuances of the securities described in clauses (c) and (d) were exempt from registration under the Securities Act under either (1) Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or (2) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of such securities were the registrant’s employees, consultants or directors and received the securities under the registrant’s 2015 Plan. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds from Registered Securities

On December 7, 2017, our Registration Statement on Form S-1 (File No. 333-221522) was declared effective by the SEC for our initial public offering of common stock. We started trading on The NASDAQ Global Select Market on December 8, 2017, and the transaction formally closed on December 12, 2017. In connection with the initial public offering, we sold an aggregate of 15,972,221 shares of common stock, including 2,083,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. The aggregate offering price for shares sold in the offering was $287.5 million. The joint book-running managers for the initial public offering were Goldman, Sachs & Co, Morgan Stanley & Co. LLC, and J.P. Morgan Securities LLC. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $23.2 million, the net proceeds from the offering were approximately $264.3 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 8, 2017 pursuant to Rule 424(b)(4). We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables summarize our selected consolidated financial data for the periods and as of the dates indicated. We have derived our selected consolidated statements of operations and comprehensive loss data for the years ended December 31, 2017, 2016, and 2015 from our audited consolidated financial statements and related notes included elsewhere in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the consolidated financial and other data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share amounts)
Consolidated Statements of Operations and Comprehensive Loss Data:
Operating expenses:
Research and development	$74,460	$75,702	$11,571
General and administrative	15,680	11,731	5,108

Total operating expenses	90,140	87,433	16,679

Loss from operations	(90,140)	(87,433)	(16,679)
Interest income (expense), net	1,955	781	(109)

Net loss	(88,185)	(86,652)	(16,788)
Other comprehensive income (loss)	5	(373)	—

Comprehensive loss	$(88,180)	$(87,025)	$(16,788)

Net loss per share, basic and diluted (1)	$(5.89)	$(13.49)	$(5.58)

Weighted average number of shares outstanding, basic and diluted (1)	14,964,144	6,424,720	3,006,379

(1)	See the consolidated statements of operations and Note 12 to our consolidated financial statements for further details on the calculation of net loss per share, basic and diluted, and the weighted-average number of shares used in the computation of the per share amounts.

	As of December 31,
	2017	2016	2015
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$466,976	$250,911	$30,740
Working capital (1)	395,443	172,849	29,950
Total assets	486,721	271,067	36,683
Total liabilities	20,925	16,548	4,009
Convertible preferred stock	—	348,673	48,308
Accumulated deficit	(191,697)	(103,512)	(16,860)
Total stockholders’ equity (deficit)	465,796	(94,154)	(15,634)

(1)	We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected Financial and Other Data” and our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.

Overview

Our goal is to discover and develop therapeutics to defeat degeneration.

Our strategy is guided by three overarching principles:

•	Genetic Pathway Potential: We select our therapeutic targets and disease pathways based on genes that, when mutated, cause, or are major risk factors for, neurodegenerative diseases, which we refer to as degenogenes.

•	Engineering Brain Delivery: We engineer our product candidates to cross the BBB and act directly in the brain.

•	Biomarker-Driven Development: We discover, develop and utilize biomarkers to select the right patient population and demonstrate target engagement, pathway engagement and impact on disease progression of our product candidates.

Our total portfolio currently consists of thirteen programs. To prioritize the allocation of our resources, we designate certain programs as core programs and others as seed programs, and we currently have seven core programs and six seed programs. Our most advanced core programs are our LRRK2 inhibitor program to address Parkinson’s disease and our RIPK1 inhibitor program to address Alzheimer’s disease and ALS. The two most advanced product candidates in our LRRK2 program, DNL201 and DNL151, are potent, selective and brain-penetrant small molecule LRRK2 inhibitor product candidates for Parkinson’s disease. DNL201 is currently in a Phase 1 clinical trial in healthy volunteers in the United States, and DNL151 is currently in a Phase 1 clinical trial in healthy volunteers in the Netherlands. The most advanced product candidate in our RIPK1 inhibitor program, DNL747, is a potent, selective and brain-penetrant small molecule RIPK1 inhibitor product candidate for ALS and Alzheimer’s disease. We submitted a CTA for DNL747 to the Netherlands Health Authority in February 2018 and initiated a Phase 1 clinical trial in healthy volunteers in March 2018.

We have also developed proprietary drug delivery platform technology designed to deliver large molecules across the BBB. We are currently optimizing and broadening this platform technology. Our ATV and ETV platforms are modular BBB delivery technologies for large molecule therapeutics, including antibodies, enzyme and other proteins. We plan to have multiple product candidates that utilize our ATV or ETV platforms enter clinical development in 2019 and 2020, including molecules targeting aSyn, IDS, TREM2, BACE1 and Tau.

To complement our internal capabilities, we have entered into arrangements with biopharmaceutical companies, patient-focused data companies, numerous leading academic institutions and foundations to gain access to new product candidates, enable and accelerate the development of our existing programs and deepen our scientific understanding of certain areas of biology. We rely on third-party contract manufacturers to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We currently do not need commercial manufacturing capacity.

Since we commenced operations in May 2015, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in neurodegenerative disease pathways. Key operational and financing milestones include:

•	In May 2015, we commenced operations and began assembling a team with deep scientific, clinical, business and leadership experience and expertise.

•	In May 2015, we entered into a preferred stock purchase agreement, which was subsequently amended, pursuant to which we raised aggregate gross proceeds of $219.3 million from issuances of our Series A-1 convertible preferred stock and Series A-2 convertible preferred stock in multiple closings between May 2015 and June 2016.

•	In June 2015, in order to acquire certain patent rights and a product candidate, we acquired Incro for $1.5 million, which consisted of $0.9 million in assumed liabilities and $0.6 million in shares of our common stock. In September 2016, following the satisfaction of certain milestones, we issued an additional $5.3 million in shares of common stock in connection with this acquisition.

•	In June 2016, we entered into an exclusive license agreement with Genentech for the rights to certain patents, other intellectual property and a product candidate to expand and further progress our LRRK2 program.

•	In June 2016, we amended our preferred stock purchase agreement, pursuant to which we raised aggregate gross proceeds of $130.0 million from issuances of our Series B-1 convertible preferred stock in multiple closings between June 2016 and August 2016.

•	In August 2016, we entered into a license and collaboration agreement with F-star. The goal of the collaboration is the development of certain constant Fc domains of an antibody with non-native antigen binding activity (“Fcabs”) to enhance delivery of therapeutics across the BBB into the brain. In connection with the entry into the license and collaboration agreement, we purchased an option to acquire all outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement.

•	In April 2017, we filed an IND with the FDA for our most advanced therapeutic product candidate, DNL201, and we initiated a Phase 1 clinical trial of DNL201 in healthy volunteers in the United States in June 2017.

•	In October 2017, we submitted a CTA for DNL151 to the Netherlands Health Authority, and we initiated a Phase 1 clinical trial of DNL151 in healthy volunteers in the United States in December 2017.

•	In November 2017, we further amended our preferred stock purchase agreement, pursuant to which we raised aggregate gross proceeds of $30.0 million from issuances of our Series B-2 convertible preferred stock in multiple closings.

•	In December 2017, we completed our IPO pursuant to which we issued 15,972,221 shares of our common stock at a price of $18.00 per share. We received $264.3 million from the IPO, net of underwriting discounts and commissions, and offering expenses incurred by us.

•	In January 2018, we entered into an option and collaboration agreement with Takeda pursuant to which we granted Takeda an option with respect to three of our programs to develop and commercialize, jointly with us, certain biologic products that are enabled by our BBB delivery technology and intended for the treatment of neurodegenerative disorders. Pursuant to this agreement, we received an upfront payment of $40.0 million in February 2018, as well as the first preclinical milestone payment of $5.0 million. Further, under the associated stock purchase agreement, we received proceeds of $110.0 million for the sale of 4,214,559 shares of our common stock which were issued on February 23, 2018.

•	In February 2018, we submitted a CTA for DNL747 to the Netherlands Health Authority, and we initiated a Phase 1 clinical trial of DNL747 in healthy volunteers in the Netherlands in March 2018.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, and the proceeds from our IPO.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $88.2 million, $86.7 million and $16.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $191.7 million. We expect to continue to incur significant expenses and operating losses as we advance our LRRK2 and RIPK1 programs through preclinical and clinical trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

License and Collaboration Agreements

Takeda

On January 3, 2018, we entered into the Collaboration Agreement with Takeda pursuant to which we granted Takeda an option with respect to three of our programs to develop and commercialize, jointly with us, certain biologic products that are enabled by our BBB delivery technology and intended for the treatment of neurodegenerative disorders. The three programs are Denali’s ATV:BACE1/Tau and ATV: TREM2 programs, and a third identified, but yet undisclosed discovery stage program. The Collaboration became effective on February 12, 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied.

Under the terms of the Collaboration Agreement, Takeda paid us a $40.0 million upfront payment, and is obligated to pay us up to an aggregate of $25.0 million with respect to each program under the Collaboration Agreement directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, of which $5.0 million became due when the Collaboration Agreement became effective and was subsequently paid to us. Takeda is also obligated to pay us a $5.0 million option fee for each target for which Takeda exercises its option, up to $15.0 million in total.

Pursuant to the terms of the Collaboration Agreement, we entered into the Purchase Agreement with Takeda on January 3, 2018, pursuant to which we agreed to issue and sell, and Takeda agreed to purchase, 4,214,559 shares of our common stock for an aggregate purchase price of $110.0 million. We closed the sale of the 4,214,559 shares of our common stock to Takeda on February 23, 2018.

After Takeda exercises its option for a particular target, we and Takeda will share equally the development and commercialization costs, and, if applicable, the profits, for each collaboration program. However, for each collaboration program, we may elect not to continue sharing development and commercialization costs, or Takeda may elect to terminate our cost-profit sharing rights and obligations if, following notice from Takeda and a cure period, we fail to satisfy our cost sharing obligations with respect to the relevant collaboration program. After such an election by us or termination by Takeda becomes effective, we will no longer be obligated to share in the development and commercialization costs for the relevant collaboration program, and we will not share in any profits from that collaboration program. Instead we will be entitled to receive tiered royalties. The royalty rates will be in the low- to mid-teen percentages on net sales, or low- to high-teen percentages on net sales if we have met a certain co-funding threshold at the time of our election to opt out of co-development or Takeda’s termination of our cost-profit sharing rights and obligations, and, in each case, these royalty rates will be subject to certain reductions specified in the Collaboration Agreement. Takeda will pay these royalties to us for each biologic product included in the relevant collaboration program, on a country-by-country basis, until the latest of (i) the expiration of certain patents covering the relevant biologic product, (ii) the expiration of all regulatory exclusivity for that biologic product, and (iii) an agreed period of time after the first commercial sale of that biologic product in the applicable country, unless biosimilar competition in excess of a significant level specified in the Collaboration Agreement occurs earlier, in which case Takeda’s royalty obligations in the applicable country would terminate.

Takeda will be obligated to pay us up to an aggregate of $707.5 million upon achievement of certain clinical and regulatory milestone events if Takeda exercises its option for all three collaboration programs. Furthermore, Takeda will be obligated to pay us up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $225.0 million if one biologic product from each program achieves the milestone.

F-star

In August 2016, we entered into a License and Collaboration Agreement (“Collaboration Agreement”) with F-star. The goal of the collaboration is the development of Fcabs to enhance delivery of therapeutics across the BBB into the brain. The collaboration leverages F-star’s modular antibody technology and our expertise in the development of therapies for neurodegenerative diseases.

Under the terms of the Collaboration Agreement, we can nominate up to three Fcab targets, or Accepted Fcab Targets, within the first three years of the date of the Collaboration Agreement; and we have selected TfR as the first Accepted Fcab Target. With respect to each Accepted Fcab Target, we can nominate up to eight Fab targets, or Accepted Fab Targets, which are targets bound by the variable domains of an antibody or other therapeutic modalities, or Fabs. Under the terms of the Collaboration Agreement, we paid F-star Gamma an upfront fee of $5.5 million, which includes selection of the first Accepted Fcab Target under the Collaboration Agreement. We are obligated to pay a one-time fixed fee in the low single-digit millions for each additional Accepted Fcab Target we select, technical milestone payments for each Accepted Fcab Target, up to a maximum of $15.0 million in the aggregate for all Accepted Fcab Targets, and, at specified times, monthly exclusivity fees for Accepted Fcab Targets and Accepted Fab Targets, which may be eliminated in certain circumstances. We are also responsible for certain research expenses incurred by F-star in conducting activities under each agreed development plan, for up to 24 months. These research expenses for the agreed TfR development plan will be up to $2.1 million.

In connection with the entry into the Collaboration Agreement, we also purchased an option for an upfront option fee of $0.5 million, or the buy-out option, to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement (“Option Agreement”). If we exercise this buy-out option, we will be required to make initial exercise payments ranging from, in the aggregate, approximately $18.0 million to $50.0 million, plus a payment for the estimated net cash held by F-star Gamma at the time of such exercise. In addition to these initial exercise payments, we would be required to make certain contingent payments upon the achievement of certain preclinical, clinical, regulatory and commercial milestones, up to a maximum amount of $447.0 million in the aggregate. The amount of the initial exercise and contingent payments varies based on whether F-star delivers an Fcab that meets pre-defined criteria, whether the Fcab has been identified solely by us or solely by F-star or jointly by us and F-star and the timing of our exercise of the buy-out option.

We recognized the entire $5.5 million upfront fee in research and development expense for the year ended December 31, 2016. We recognized an additional $1.1 million and $0.3 million of research and development expense related to the funding of F-star Gamma research costs for the years ended December 31, 2017 and 2016, respectively.

Genentech

On June 17, 2016, we entered into an Exclusive License Agreement with Genentech. The agreement gives us access to Genentech’s LRRK2 small molecule program. As consideration, we paid an upfront fee of $8.5 million and a technology transfer fee of $1.5 million, both of which are included in research and development expense for the year ended December 31, 2016 as there is no alternative future use of the rights acquired in other research and development projects.

We may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages, with the exact royalty rate dependent on various factors, including (i) whether the compound incorporated in the relevant licensed product is a Genentech-provided compound or a compound acquired or developed by us, (ii) the date a compound was first discovered, derived or optimized by us, (iii) the existence of patent rights covering the relevant licensed product in the relevant country, (iv) the existence of orphan drug exclusivity covering a licensed product that is a Genentech-provided compound and (v) the level of annual net sales of the relevant licensed product. We also have the right to credit a certain amount of third-party royalty and milestone payments against royalty and milestone payments owed to Genentech, up to a maximum reduction of fifty percent. The first clinical milestone of $2.5 million became due upon first patient dosing in the Phase 1 clinical trial for DNL201. The full amount was recognized in research and development expense during the year ended December 31, 2017.

Unless earlier terminated, the agreement with Genentech will continue in effect until all of our royalty and milestone payment obligations to Genentech expire. Following expiration of the agreement, we will retain the licenses under the intellectual property Genentech licensed to us on a non-exclusive, royalty-free basis.

Components of Operating Results

Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and BBB platform technology include:

•	external research and development expenses, including:

•	expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, CMOs, academic and non-profit institutions and consultants;

•	expenses to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use;

•	fees related to our license and collaboration agreements;

•	personnel related expenses, including salaries, benefits and non-cash stock-based compensation expense; and

•	other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

A portion of our research and development expenses are direct external expenses, which we track on a program-specific basis once a program has commenced a late-stage IND-enabling studies.

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our BBB platform technology. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including depreciation and lab consumables.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•	our ability to add and retain key research and development personnel;

•	our ability to establish an appropriate safety profile with IND-enabling toxicology studies;

•	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;

•	our successful enrollment in and completion of clinical trials;

•	the costs associated with the development of any additional product candidates we identify in-house or acquire through collaborations;

•	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression of our molecules;

•	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;

•	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;

•	our receipt of marketing approvals from applicable regulatory authorities;

•	our ability to commercialize products, if and when approved, whether alone or in collaboration with others; and

•	the continued acceptable safety profiles of the product candidates following approval.

A change in any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We expect our research and development expenses to increase at least over the next several years as we continue to implement our business strategy, advance our current programs, expand our research and development efforts, seek regulatory approvals for any product candidates that successfully complete clinical trials, access and develop additional product candidates and incur expenses associated with hiring additional personnel to support our research and development efforts. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

General and Administrative

General and administrative expenses include personnel related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense, expenses for outside professional services and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expenses related to our office and research and development facility not otherwise included in research and development expenses.

We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase our administrative headcount as we advance our product candidates through clinical development, which will also likely require us to increase our general and administrative expenses.

Interest Income (Expense), Net

Interest income (expense), net, consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$74,460	$75,702	$(1,242)	(2)%
General and administrative	15,680	11,731	3,949	34

Total operating expenses	90,140	87,433	2,707	3

Loss from operations	(90,140)	(87,433)	(2,707)	3
Interest income, net	1,955	781	1,174	150

Net loss	$(88,185)	$(86,652)	$(1,533)	2%

Research and development expenses. Research and development expenses were $74.5 million for the year ended December 31, 2017 compared to $75.7 million for the year ended December 31, 2016.

The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,		Change
	2017	2016	$	%
LRRK2 program external expenses (1)	$13,515	$16,770	$(3,255)	(19)%
RIPK1 program external expenses (2)	10,426	19,106	(8,680)	(45)
BBB platform external expenses (3)	3,294	8,016	(4,722)	(59)
Other external research and development expenses	10,428	8,020	2,408	30
Personnel related expenses (4)	23,466	14,974	8,492	57
Other unallocated research and development expenses	13,331	8,816	4,515	51

Total research and development expenses	$74,460	$75,702	$(1,242)	(2)%

(1)	Payments under the license agreement with Genentech for a milestone payment of $2.5 million and an upfront payment and technology transfer fee totaling $10.0 million are included in the amounts for the year ended December 31, 2017 and 2016, respectively.
(2)	The amount for the year ended December 31, 2016 includes $5.3 million in expenses related to contingent stock consideration issued in connection with our acquisition of Incro.
(3)	The amount for the year ended December 31, 2016 includes $5.5 million in expenses related to a payment made under our license and collaboration agreement with F-star.
(4)	Personnel related expenses include stock-based compensation expense of $2.9 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively, reflecting an increase of $0.8 million.

The decrease in total research and development expenses of $1.2 million was primarily attributable to an $8.7 million decrease in RIPK1 program external expenses and a $4.7 million decrease in BBB platform external expenses. The decrease in RIPK1 is primarily due to the $5.3 million expense associated with the issuance of our common stock to former shareholders of Incro as contingent consideration for our acquisition of Incro in the year ended December 31, 2016, as well as the termination of the Phase 1 clinical trial for DNL104 in April 2017. The decrease in BBB platform expenses is due to the payment of $5.5 million made under our license and collaboration agreement with F-star in the year ended December 31, 2016, partially offset by increased expenses incurred in the year ended December 31, 2017 to support preclinical development of our BBB platform.

These decreases in external research and development expenses were partially offset by a $8.5 million increase in personnel related expenses due to an increase in our research and development headcount and a $4.5 million increase in other unallocated research and development expenses. The increase in other unallocated research and development expenses consisted of an increase in lab consumable expenses of $2.3 million and an increase in facilities related expenses of $2.5 million, attributable to increases in research and development headcount and the move to our new headquarters in August 2016, which allowed us to significantly increase our lab space capacity.

General and administrative expenses. General and administrative expenses were $15.7 million for the year ended December 31, 2017 compared to $11.7 million for the year ended December 31, 2016. The increase of $3.9 million was primarily attributable to a $1.9 million increase in personnel related expenses due to an increase in our general and administrative headcount, a $1.3 million increase in patent expenses and professional services to support our ongoing operations and $0.2 million related to increased facilities expenses attributable to general and administrative expenses resulting from the move to our new headquarters in August 2016.

Interest income, net. Interest income, net was $2.0 million for the year ended December 31, 2017 compared to $0.8 million for the year ended December 31, 2016. The increase of $1.2 million reflects that the marketable securities balances were higher in 2017 than in 2016, and the increased interest rates in 2017.

Comparison of the years ended December 31, 2016 and 2015

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$75,702	$11,571	$64,131	554%
General and administrative	11,731	5,108	6,623	130

Total operating expenses	87,433	16,679	70,754	424

Loss from operations	(87,433)	(16,679)	(70,754)	424
Interest income (expense), net	781	(109)	890	*

Net loss	$(86,652)	$(16,788)	$(69,864)	416%

* Percentage is not meaningful.

Research and development expenses. Research and development expenses were $75.7 million for the year ended December 31, 2016 compared to $11.6 million for the year ended December 31, 2015.

The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,		Change
	2016	2015	$	%
LRRK2 program external expenses (1)	$16,770	$777	$15,993	*	%
RIPK1 program external expenses (2)	19,106	2,256	16,850	747
BBB platform external expenses (3)	8,016	33	7,983	*
Other external research and development expenses	8,020	3,305	4,715	143
Personnel related expenses (4)	14,974	2,943	12,031	409
Other unallocated research and development expenses	8,816	2,257	6,559	291

Total research and development expenses	$75,702	$11,571	$64,131	554%

(1)	The amount for the year ended December 31, 2016 includes an upfront payment and technology transfer license payment to Genentech totaling $10.0 million.
(2)	The amount for the years ended December 31, 2016 and 2015 include $5.3 million and $1.5 million in expenses related to contingent and initial stock consideration, respectively, both issued in connection with our acquisition of Incro.
(3)	The amount for the year ended December 31, 2016 includes $5.5 million in expenses related to a payment made under our license and collaboration agreement with F-star.
(4)	Personnel related expenses include stock-based compensation expense of $2.1 million and $0.1 million in the years ended December 31, 2016 and 2015 respectively, with the increase driven by higher headcount and a higher estimated fair value of our common stock.

* Percentage is not meaningful.

The increase in total research and development expenses of $64.1 million was primarily attributable to a $16.9 million increase in RIPK1 program external expenses and a $16.0 million increase in LRRK2 program external expenses, an $8.0 million increase in our BBB platform technology external expenses and a $12.0 million increase in personnel related expenses. In addition, the increase reflects the fact that the expenses in the year ended December 31, 2015 only include seven months of operations, as we commenced operations in May 2015.

The increase in our RIPK1 program external expenses is primarily attributable to the increased fair value and number of shares of our common stock issued during 2016 to former shareholders of Incro as contingent consideration for our acquisition of Incro, as well as the expenses incurred for the preparation for and initiation of the DNL104 Phase 1 clinical trial. The increase in our LRRK2 program external expenses is primarily attributable to an upfront payment and a technology transfer license payment to Genentech totaling $10.0 million in the year ended December 31, 2016, as well as increased external research services to progress DNL201 and other LRRK2 molecules into development. Further, there was an increase in our BBB platform technology external expenses is primarily attributable to the $5.5 million upfront fee payment to F-star Gamma in the year ended December 31, 2016. The increase in personnel related expenses is attributable to a $10.0 million increase in salaries and benefits and a $2.0 million increase in stock-based compensation expense, both due primarily to an increase in our research and development headcount.

Furthermore, there was a $6.6 million increase in other unallocated research and development expenses. This was primarily composed of an increase in lab consumable expenses of $3.4 million and an increase in facilities related expenses of $2.7 million. These increases are partially attributable to the fact that these expenses include seven and twelve months of expenses in the years ended December 31, 2015 and 2016, respectively, and also reflect increases in research and development headcount and increased expenses related to the move to our new headquarters in August 2016.

General and administrative expenses. General and administrative expenses were $11.7 million for the year ended December 31, 2016 compared to $5.1 million for the year ended December 31, 2015. The increase of $6.6 million was primarily attributable to a $2.8 million increase in employee salaries and benefits as we expanded our headcount, a $2.5 million increase in patent and professional services to support our ongoing operations, a $0.5 million increase in stock-based compensation expense and $0.3 million related to increased facilities related expenses resulting from the move to our new headquarters in August 2016 and reflects that the expenses in the year ended December 31, 2015 include only seven months of operations, as we commenced operations in May 2015.

Interest income (expense), net. Interest income, net was $0.8 million for the year ended December 31, 2016 compared to interest expense, net of $(0.1) million for the year ended December 31, 2015. The expense for the year ended December 31, 2015 represents interest expense on a $5.0 million promissory note outstanding from January 2015 until May 2015, at which time this note, along with the accrued interest, was converted into Series A-1 convertible preferred stock. The income for the year ended December 31, 2016 represents income from marketable securities earned in the period from June 2016 to December 2016, during which we invested our excess cash in marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily from the issuance and sale of convertible preferred stock, and the proceeds from our IPO. In December 2017, we completed our IPO pursuant to which we issued 15,972,221 shares of our common stock, including 2,083,333 shares sold pursuant the underwriters’ full exercise of their option to purchase additional shares, at a price of $18.00 per share. We received $264.3 million from our IPO, net of underwriting discounts and commissions, and offering expenses incurred by us. As of December 31, 2017, we had cash, cash equivalents and marketable securities in the amount of $467.0 million.

Pursuant to the Collaboration Agreement with Takeda, we received a $40.0 million upfront payment and a $5.0 million preclinical milestone in February 2018. Further, under the associated Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, either will occur.

We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. Further, we expect general and administrative expenses to increase as we will now incur additional costs associated with operating as a public company. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates or from the Collaboration Agreement, or future agreements with other third parties, if ever,

we expect to finance our future cash needs through public or private equity or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $191.7 million through December 31, 2017. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

•	the timing and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the progress of the development efforts of third parties with whom we have entered into license and collaboration agreements;

•	our ability to maintain our current research and development programs and to establish new research and development, license or collaboration arrangements;

•	our ability and success in securing manufacturing relationships with third parties or, in the future, in establishing and operating a manufacturing facility;

•	the costs involved in prosecuting, defending and enforcing patent claims and other intellectual property claims;

•	the cost and timing of regulatory approvals;

•	our efforts to enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates; and

•	the costs and ongoing investments to in-license and/or acquire additional technologies.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash used in operating activities	$(76,635)	$(72,359)	$(15,052)
Cash used in investing activities	(41,166)	(219,004)	(3,062)
Cash provided by financing activities	296,323	300,476	48,854

Net increase in cash and cash equivalents	$178,522	$9,113	$30,740

Cash Used in Operating Activities

During the year ended December 31, 2017, cash used in operating activities was $76.6 million, which consisted of a net loss of $88.2 million, adjusted by non-cash expenses of $8.2 million and cash provided by changes in our operating assets and liabilities of $3.3 million. The non-cash expenses consisted primarily of stock-based compensation expense of $4.4 million and depreciation expense of $3.1 million. The change in our operating assets and liabilities was primarily due to an increase of $3.6 million in accrued and other current liabilities, mainly attributable to an increase in accrued compensation due to our continued growth, and accruals for legal expenses incurred in connection with our IPO and negotiation of the Collaboration Agreement with Takeda.

During the year ended December 31, 2016, cash used in operating activities was $72.4 million, which consisted of a net loss of $86.7 million, adjusted by non-cash expenses of $10.0 million and cash provided by changes in our operating assets and liabilities of $4.3 million. The non-cash expenses consisted primarily of the expense recognized for the fair value of our common stock issued in connection with the acquisition of Incro of $5.3 million and stock-based compensation expense of $3.0 million. The change in our operating assets and liabilities was primarily due to an increase of $5.4 million of accrued and other liabilities. Our accrued liabilities increased due to employee bonuses and general business expenses, reflective of our increased headcount and expenses. This was partially offset by an increase in restricted cash of $0.5 million associated with the lease for our new headquarters and an increase of $0.5 million in prepaid expenses and other assets mainly associated with prepayments made for ongoing research and development being conducted by third-party service providers.

During the year ended December 31, 2015, cash used in operating activities was $15.1 million, which consisted of a net loss of $16.8 million, adjusted by non-cash expenses of $1.3 million and cash provided by changes in our operating assets and liabilities of $0.4 million. The non-cash expenses consisted primarily of the expense recognized for the fair value of our common stock issued in connection with the acquisition of Incro of $0.6 million, and stock-based compensation expense of $0.5 million. The change in our operating assets and liabilities was primarily due to an increase of $3.3 million of accounts payable, accrued and other liabilities. Our accrued liabilities increased due to employee bonuses and general business expenses, reflective of the increased headcount and expenses. This was partially offset by an increase in prepaid expenses and other assets of $2.7 million primarily associated with prepayments made for ongoing research and development being conducted by third-party service providers and the deferral of employee bonuses.

Cash Used in Investing Activities

During the year ended December 31, 2017, cash used in investing activities was $41.2 million, which consisted of $179.8 million of purchases of short-term marketable securities, partially offset by

$141.5 million in proceeds from the maturity of marketable securities, and $2.9 million of capital expenditures to purchase property and equipment.

During the year ended December 31, 2016, cash used in investing activities was $219.0 million, which consisted of $226.4 million of purchases of marketable securities, $6.1 million of capital expenditures to purchase property and equipment and $0.5 million of purchases of intangible assets, partially offset by $14.0 million in proceeds from the maturity of marketable securities.

During the year ended December 31, 2015, cash used in investing activities was $3.1 million, all of which related to capital expenditures to purchase property and equipment

Cash Provided by Financing Activities

During the year ended December 31, 2017, cash provided by financing activities was $296.3 million, which primarily consisted of net proceeds from our IPO of $265.6 million and net proceeds from issuance of shares of our Series B-2 convertible preferred stock of $30.0 million.

During the years ended December 31, 2016 and 2015, cash provided by financing activities was $300.5 million and $48.9 million, respectively, which primarily consisted of net proceeds from the issuances of shares of our convertible preferred stock and convertible promissory note, which has since been converted to convertible preferred stock. During the year ended December 31, 2016, net proceeds from our sale of Series A and Series B-1 convertible preferred stock were $300.4 million. During the year ended December 31, 2015, net proceeds from our sale of Series A-1 convertible preferred stock were $43.2 million and net proceeds from the sale and issuance of a convertible promissory note was $5.0 million.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. Our license and collaboration agreements with F-star represent a variable interest in a variable interest entity, or VIE, F-star Gamma. However, we do not consolidate F-star Gamma in our consolidated financial statements because we are not considered to be its primary beneficiary.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (1)	$18,529	$2,586	$5,409	$5,744	$4,790
Obligations under license and other contractual agreements (2)	2,017	1,048	329	140	500
Purchase Commitments	1,032	1,032	—	—	—

Total contractual obligations	$21,578	$4,666	$5,738	$5,884	$5,290

(1)	Represents future minimum lease payments under our operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)	Represents non-cancellable fees due in connection with license and other contractual agreements, including the Lonza agreement.

In the normal course of business, we enter into various firm purchase commitments primarily related to research and development activities. As of December 31, 2017, we had noncancelable purchase commitments of $1.0 million and obligations under license and other contractual agreements of $1.6 million.

Pursuant to certain license agreements, including our agreements with Genentech and F-star, we have obligations to make future milestone and royalty payments to other parties. Additionally, we have an option to acquire all outstanding shares of F-star Gamma for initial exercise payments ranging from $18.0 million to $50.0 million in the aggregate, plus the estimated net cash held by F-star Gamma at the time of such purchase. In addition to these initial exercise payments, we would be required to make certain contingent payments up to a maximum amount of $447.0 million in the aggregate. However, we are unable to estimate the timing or likelihood of achieving the milestones or of exercising the option to purchase the outstanding shares of F-star Gamma and, therefore, any related payments are not included in the table above.

Effective September 2017, we entered into a development and manufacturing services agreement, as amended (the “DMSA” or the “Lonza agreement”), with Lonza Sales AG (“Lonza”), for the development and manufacture of biologic products. Under the DMSA, we will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of our antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the Lonza agreement will expire on September 6, 2022. As of December 31, 2017, we had executed the First Amendment to the DMSA (“First Amendment”), totaling $0.7 million for the development and manufacture of biologic products, the activities under which commenced in January 2018 and are expected to be completed in May 2019. As of December 31, 2017, we had not incurred any amounts or made any payments for the manufacturing services rendered and we have total non-refundable purchase commitments of $0.4 million under the First Amendment.

In January 2018, we executed the Second Amendment to the DMSA (“Second Amendment”), which included services totaling $11.4 million for the development and manufacture of biologic products, the activities under which commenced in January 2018 and are expected to be completed in December 2020. As of March 12, 2018, we had total non-refundable purchase commitments of $2.8 million related to the Second Amendment.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Expenses

We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and the development of our BBB platform technology and include: employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, CMOs, academic and non-profit institutions and consultants; costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use; license fees; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. A portion of our research and development expenses are external costs, which we track on a program-specific basis once a program has commenced a late-stage IND-enabling study. We record the estimated expenses of research and development activities conducted by third-party service providers based upon the estimated amount of services provided within research and development expense in the statements of operations and comprehensive loss. These services include the conduct of preclinical studies and clinical trials, contract manufacturing activities and consulting services. If the costs have been prepaid, this expense reduces the prepaid expenses in the balance sheet, and if not yet invoiced, the costs are included in accrued liabilities in the balance sheet. These costs are a significant component of our research and development expenses. We record amortization of prepaid expenses or accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from external clinical research organizations and other third-party service providers. To date, we have not experienced material differences between our accrued expenses and actual expenses. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Variable Interest Entities

We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Stock-Based Compensation

We have granted stock-based awards, consisting of stock options and restricted stock, to our employees, certain non-employee consultants and certain members of our board of directors. We measure stock-based compensation expense for restricted stock and stock options granted to our employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We account for stock-based compensation arrangements with non-employee consultants using a fair value approach. The estimated fair value of unvested options granted to non-employee consultants is remeasured at each reporting date through the date of final vesting. As a result, the noncash charge to operations for nonemployee options with vesting conditions is affected in each reporting period by changes in the estimated fair value of our common stock. We adjust for actual forfeitures as they occur.

We have also granted stock options that vest in conjunction with certain performance and market conditions to certain key employees. At each reporting date, we are required to evaluate whether the achievement of the performance or market condition is probable. Compensation expense is recorded over the appropriate service period based on our assessment of accomplishing each performance or market provision or the occurrence of other events that may have caused the awards to accelerate and vest.

We estimate the fair value of stock options granted to our employees and directors on the grant date, and rights to acquire stock granted under our Employee Stock Purchase Plan (“ESPP”), and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•	Expected Term. Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.

•	Expected Volatility. As we have very limited trading history of our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.

•	Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option grants.

•	Expected Dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.

For options granted to non-employee consultants, the fair value of these options is also remeasured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option.

Determination of the estimated fair value of our common stock on grant dates prior to our IPO

As there was no public market for our common stock prior to our IPO, the estimated fair value of our common stock was determined by our board of directors, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant.

We periodically determined the estimated fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). In accordance with the Practice Aid, our board of directors considered the following methods:

•	Current Value Method. Under the Current Value Method (“CVM”), our value is determined based on our balance sheet. This value is then first allocated based on the liquidation preference associated with preferred stock issued as of the valuation date, and then any residual value is assigned to the common stock.

•	Option-Pricing Method. Under the option-pricing method (“OPM”), shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

•	Probability-Weighted Expected Return Method. The probability-weighted expected return method (“PWERM”), is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

Our board of directors and management developed best estimates based on application of these approaches and the assumptions underlying these valuations, giving careful consideration to the advice from our third-party valuation expert. Such estimates involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

Determination of the fair value of our common stock on grant dates following our IPO

The fair value of each share of underlying common stock is based on the closing price of our common stock as reported by The NASDAQ Global Select Market on the date of grant.

Stock-based compensation expense was $4.4 million, $3.0 million and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had $17.7 million of total unrecognized stock-based compensation expenses which we expect to recognize over a weighted-average period of 3.2 years.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

JOBS Act

We are an emerging growth company under the JOBS Act. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have nonetheless irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain exemptions and reduced reporting requirements provided by the JOBS Act,

including those relating to (i) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years, or (iv) December 31, 2022.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, No. 2014–09, Revenue from Contracts with Customers (Topic 606), and further updated through ASU 2016-12, which amends the existing accounting standards for revenue recognition. ASU 2014–09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, for public entities and no later than for annual reporting periods beginning after December 15, 2018, for non–public entities. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. There will be no impact to the consolidated financial statements upon adoption of ASU 2014-09 as we have not generated revenue through December 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The standard is effective for interim and annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We plan to adopt this standard on January 1, 2019. The ASU is expected to impact our consolidated financial statements as we have certain operating lease arrangements for which we are the lessee. We are currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial position or results of operations. We expect that the adoption of this standard will result in the recognition of an asset for the right to use the leased facility on our consolidated balance sheet, as well as the recognition of a liability for the lease payments remaining on the lease. While the consolidated balance sheet presentation is expected to change, we do not expect a material change to our consolidated statement of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years.

We plan to adopt this standard on January 1, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but do not expect it to be material.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We plan to adopt this standard on January 1, 2018. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures, but we do not expect it to have a significant impact.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $467.0 million as of December 31, 2017, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment charter. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily British Pounds, Swiss Francs and the Euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities associated with a limited number of preclinical and clinical activities. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Denali Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Denali Therapeutics Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Redwood City, California

March 19, 2018

Denali Therapeutics Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$218,375	$39,853
Short-term marketable securities	187,851	138,478
Prepaid expenses and other current assets	3,381	3,624

Total current assets	409,607	181,955

Long-term marketable securities	60,750	72,580
Property and equipment, net	14,923	15,262
Other non-current assets	1,441	1,270

Total assets	$486,721	$271,067

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,716	$1,963
Accrued liabilities	5,364	3,850
Accrued compensation	5,166	2,592
Deferred rent	855	538
Other current liabilities	63	163

Total current liabilities	14,164	9,106
Deferred rent	6,294	7,045
Other non-current liabilities	467	397

Total liabilities	20,925	16,548

Commitments and contingencies (Note 7)
Convertible preferred stock, $0.01 par value; 40,000,000 and 63,288,466 shares authorized as of December 31, 2017 and 2016, respectively; 0 and 58,600,315 shares issued and outstanding as of December 31, 2017 and 2016, respectively; aggregate liquidation preference of $0 and $370,071 as of December 31, 2017 and 2016, respectively	—	348,673
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 400,000,000 and 83,587,362 shares authorized as of December 31, 2017 and 2016, respectively; 87,480,362 shares and 8,597,316 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,201	344
Additional paid-in capital	656,660	9,387
Accumulated other comprehensive loss	(368)	(373)
Accumulated deficit	(191,697)	(103,512)

Total stockholders’ equity (deficit)	465,796	(94,154)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$486,721	$271,067

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$74,460	$75,702	$11,571
General and administrative	15,680	11,731	5,108

Total operating expenses	90,140	87,433	16,679

Loss from operations	(90,140)	(87,433)	(16,679)
Interest income (expense), net	1,955	781	(109)

Net loss	(88,185)	(86,652)	(16,788)
Other comprehensive gain (loss):
Net unrealized gain (loss) on marketable securities, net of tax	5	(373)	—

Comprehensive loss	$(88,180)	$(87,025)	$(16,788)

Net loss per share, basic and diluted	$(5.89)	$(13.49)	$(5.58)

Weighted average number of shares outstanding, basic and diluted	14,964,144	6,424,720	3,006,379

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	887,324	$35	$—	$—	$(70)	$(35)
Issuance of common stock	—	—	2,815,787	113	(1)	—	(2)	110
Issuance of common stock as consideration in asset acquisition	—	—	472,942	19	581	—	—	600
Issuance of series A-1 convertible preferred stock, net of issuance costs of $484	12,197,880	48,308	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	84,507	3	(3)	—	—	—
Stock-based compensation	—	—	—	—	479	—	—	479
Net loss	—	—	—	—	—	—	(16,788)	(16,788)

Balance at December 31, 2015	12,197,880	48,308	4,260,560	170	1,056	—	(16,860)	(15,634)
Issuance of series A-1 convertible preferred stock, net of issuance costs of $23	33,916,543	135,643	—	—	—	—	—	—
Issuance of series A-2 convertible preferred stock, net of issuance costs of $7	4,361,527	34,885	—	—	—	—	—	—
Issuance of series B-1 convertible preferred stock, net of issuance costs of $153	8,124,365	129,837	—	—	—	—	—	—
Issuance of common stock as contingent consideration in asset acquisition	—	—	945,880	38	5,242	—	—	5,280
Issuance of common stock upon exercise of stock options	—	—	162,665	6	105	—	—	111
Vesting of early exercised common stock	—	—	239,580	10	153	—	—	163
Vesting of restricted stock awards	—	—	2,988,631	120	(120)	—	—	—
Stock-based compensation	—	—	—	—	2,951	—	—	2,951
Net loss	—	—	—	—	—	—	(86,652)	(86,652)
Other comprehensive loss	—	—	—	—	—	(373)	—	(373)

Balance at December 31, 2016	58,600,315	348,673	8,597,316	344	9,387	(373)	(103,512)	(94,154)
Issuance of series B-2 convertible preferred stock for cash, net of issuance costs of $73	1,764,705	29,927	—	—	—	—	—	—
Conversion of Series A and B convertible preferred stock into common stock	(60,365,020)	(378,600)	60,365,020	604	377,996	—	—	378,600
Issuance of common stock upon initial public offering, net of issuance costs of $23,612	—	—	15,972,221	160	264,101	—	—	264,261
Issuance of common stock upon exercise of stock options	—	—	648,317	25	708	—	—	733
Issuance of reserved common stock as consideration in asset acquisition	—	—	81,164	1	(1)	—	—	—
Vesting of early exercised common stock	—	—	187,500	6	121	—	—	127
Vesting of restricted stock awards	—	—	1,628,824	61	(61)	—	—	—
Stock-based compensation	—	—	—	—	4,409	—	—	4,409
Net loss	—	—	—	—	—	—	(88,185)	(88,185)
Other comprehensive income	—	—	—	—	—	5	—	5

Balance at December 31, 2017	—	$—	87,480,362	$1,201	$656,660	$(368)	$(191,697)	$465,796

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(88,185)	$(86,652)	$(16,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,082	1,469	121
Stock-based compensation expense	4,409	2,951	479
Non-cash interest expense	—	—	110
Net amortization of premiums and discount on marketable securities	753	304	—
Loss on disposal of property and equipment	1	3	—
Fair value of common stock issued in connection with asset acquisition	—	5,280	600
Changes in operating assets and liabilities:
Restricted cash	—	(451)	(84)
Prepaid expenses and other assets	73	(533)	(2,691)
Accounts payable	207	161	1,678
Accrued and other current liabilities	3,578	5,357	1,607
Non-current liabilities	(553)	(248)	(84)

Net cash used in operating activities	(76,635)	(72,359)	(15,052)

Investing activities
Purchase of marketable securities	(179,789)	(226,370)	—
Purchase of property and equipment	(2,875)	(6,134)	(3,062)
Purchase of other investments	—	(500)	—
Maturities and sales of marketable securities	141,498	14,000	—

Net cash used in investing activities	(41,166)	(219,004)	(3,062)

Financing activities
Proceeds from convertible promissory note received from a related party	—	—	5,000
Proceeds from exercise of common stock options	733	111	510
Proceeds from issuance of common stock, net of issuance costs	265,619	—	110
Proceeds from issuance of convertible preferred stock, net of issuance costs	29,971	300,365	43,234

Net cash provided by financing activities	296,323	300,476	48,854

Net increase in cash and cash equivalents	178,522	9,113	30,740
Cash and cash equivalents at beginning of year	39,853	30,740	—

Cash and cash equivalents at end of year	$218,375	$39,853	$30,740

Supplemental disclosures of cash flow information
Convertible preferred stock issuance costs incurred but not yet paid	$44	$—	$36
Property and equipment purchases accrued but not yet paid	$103	$233	$126
Conversion of convertible promissory note and interest into convertible preferred stock	$—	$—	$5,110
Deferred IPO costs incurred but not yet paid	$1,358	$—	$—

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Organization and Description of Business

Denali Therapeutics Inc. (“Denali, or the “Company”) is a biopharmaceutical company, incorporated in Delaware, that discovers and develops therapeutics to defeat neurodegenerative diseases. The Company was incorporated in October 2013 as SPR Pharma Inc. The Company’s name was changed to Denali Therapeutics Inc. in March 2015. The Company is headquartered in South San Francisco, California.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reverse Stock Split

In November 2017, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of its common stock and convertible preferred stock on a 4-to-1 basis (the “Reverse Stock Split”). The par values and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split became effective on November 28, 2017. All issued and outstanding common stock and convertible preferred stock and related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Initial Public Offering

On December 7, 2017, the Company’s Registration Statement on Form S-1 was declared effective by the SEC for our initial public offering (“IPO”) of common stock. The Company’s shares started trading on the NASDAQ Global Select Market on December 8, 2017, and the transaction formally closed on December 12, 2017. In connection with the IPO, the Company sold an aggregate of 15,972,221 shares of common stock, including 2,083,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, were $264.3 million. Upon the closing of the IPO, all then-outstanding shares of Company convertible preferred stock converted into 60,365,020 shares of common stock. The related carrying value of $378.6 million was reclassified to common stock and additional paid-in capital. Additionally, the Company amended and restated its certificate of incorporation effective December 7, 2017 to, among other things, change the authorized number of shares of common stock to 400,000,000 shares and the authorized number of shares of preferred stock to 40,000,000 shares.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. This subsidiary was dissolved in September 2016. All intercompany balances and transactions have been eliminated on consolidation.

The Company assesses whether it is the primary beneficiary of any variable interest entity (“VIE”) in which it has a variable interest at the inception of the arrangement and at each reporting date. This assessment is based on the Company’s power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the Company’s obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material to the consolidated financial position and results of operations.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Substantially all of the Company’s cash and cash equivalents are deposited in accounts with three financial institutions that management believes are of high credit quality. Such deposits have and will continue to exceed federally insured limits. The Company maintains its cash with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash deposits.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of December 31, 2017 and 2016, the Company has no off-balance sheet concentrations of credit risk.

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability.

Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data

(observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

Level 1 – inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values, due to their short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist primarily of highly liquid investments with maturities of three months or less when purchased, are stated at fair value.

Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities, or long-term marketable securities on the balance sheets, are considered available-for-sale, and reported at fair value with unrealized gains and losses included as a component of stockholders’ deficit. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income, net. The cost of securities sold is determined using specific identification.

The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and our strategy and intentions for holding the marketable security.

Restricted Cash

The Company’s restricted cash consists of restricted cash in connection with the building leases for the Company’s former and current headquarters. The current portion is classified within prepaid expenses and other current assets and the non-current portion within other non-current assets on the accompanying consolidated balance sheets.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives as presented in the table below. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Leasehold improvements	Shorter of life of asset or lease term
Manufacturing and laboratory equipment	5 years
Computer hardware and software	3 years
Office furniture and equipment	5 years

Impairment of Long-Lived Assets

The Company periodically evaluates property and equipment for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any such impairment charges during the years presented.

Deferred Rent

Certain of the Company’s operating lease agreements include scheduled rent escalations over the lease term, as well as tenant improvement allowances. Rent expense is charged ratably over the life of the lease. Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company occupies. Tenant improvement allowances are recorded as a deferred rent liability and are amortized on a straight-line basis over the term of the lease as a reduction to rent expense.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of salaries and other personnel related expenses, including associated stock–based compensation, consulting fees, lab supplies, and facility costs, as well as fees paid to other entities that conduct certain research, development and manufacturing activities on behalf of the Company.

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are deferred and recognized as expense in the period in which the related goods are delivered or services are performed.

The Company has acquired and may continue to acquire the rights to develop and commercialize new product candidates from third parties. The upfront payments to acquire license, product or rights, as well as any future milestone payments, are immediately recognized as research and development expense provided that there is no alternative future use of the rights in other research and development projects.

Stock-Based Compensation

The Company measures employee and director stock-based compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Expense is adjusted for actual forfeitures of unvested awards as they occur. The Company calculates the fair value measurement of stock options using the Black-Scholes valuation model.

The Company granted restricted stock awards that vest in conjunction with certain performance conditions to certain key employees and directors. At each reporting date, the Company is required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company’s assessment of accomplishing each performance provision.

The Company accounts for stock options issued to non-employees in accordance with the provisions of ASC 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options on their grant date and remeasuring such stock options at the current fair value at the end of each reporting period until they vest.

Income Taxes

Income taxes are accounted for using the liability method, under which deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities and consideration is given to net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.

The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

The Company recognizes and measures uncertain tax positions using a two–step approach. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ deficit that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), and further updated through ASU 2016-12 (“ASU 2016-12”), which amends the existing accounting standards for revenue recognition. ASU 2014–09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, for public entities and no later than for annual reporting periods beginning after December 15, 2018, for non–public entities. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. There will be no impact to the consolidated financial statements upon adoption of ASU 2014-09 as the Company has not generated revenue through December 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this standard on January 1, 2019. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. Management is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position and results of operations. Management expects that the adoption of this standard will result in the recognition of an asset for the right to use the leased facility on the Company’s balance sheet, as well as the recognition of a liability for the lease payments remaining on the lease. While the balance sheet presentation is expected to change, management does not expect a material change to the consolidated statement of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2018. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to be material.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2018. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to be material.

2.	Fair Value Measurements

Assets measured at fair value at each balance sheet date are as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$212,868	$—	$—	$212,868
Short-term:
U.S. government treasuries	42,587			42,587
U.S. government agency securities		106,139		106,139
Corporate debt securities		39,125		39,125
Long-term:
U.S. government treasuries	39,848	—	—	39,848
U.S. government agency securities		19,911		19,911
Corporate debt securities	—	991	—	991

Total marketable securities	82,435	166,166	—	248,601

Total fair value measurements	$295,303	$166,166	$—	$461,469

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,705	$—	$—	$28,705
Short-term:
U.S. government treasuries	22,268	—	—	22,268
U.S. government agency securities	—	70,787	—	70,787
Corporate debt securities	—	38,941	—	38,941
Commercial paper	—	6,482	—	6,482
Long-term:
U.S. government treasuries	4,989	—	—	4,989
U.S. government agency securities	—	52,868	—	52,868
Corporate debt securities	—	14,723	—	14,723

Total marketable securities	27,257	183,801	—	211,058

Total fair value measurements	$55,962	$183,801	$—	$239,763

The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2017 or 2016.

3.	Marketable Securities

All marketable securities were considered available-for-sale at December 31, 2017 and 2016. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$42,614	$—	$(27)	$42,587
U.S. government agency securities	106,368	—	(229)	106,139
Corporate debt securities	39,197	—	(72)	39,125

Total short-term marketable securities	188,179	—	(328)	187,851
Long-term marketable securities:
U.S. government treasuries	39,868	—	(20)	39,848
U.S. government agency securities	19,931	—	(20)	19,911
Corporate debt securities	991	—	—	991

Total long-term marketable securities	60,790	—	(40)	60,750

Total	$248,969	$—	$(368)	$248,601

	December 31, 2016
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$22,277	$—	$(9)	$22,268
U.S. government agency securities	70,835	—	(48)	70,787
Corporate debt securities	39,037	—	(96)	38,941
Commercial paper	6,482	—	—	6,482

Total short-term marketable securities	138,631	—	(153)	138,478
Long-term marketable securities:
U.S. government treasuries	4,996	1	(8)	4,989
U.S. government agency securities	53,005	—	(137)	52,868
Corporate debt securities	14,799	—	(76)	14,723

Total long-term marketable securities	72,800	1	(221)	72,580

Total	$211,431	$1	$(374)	$211,058

As of December 31, 2017 and December 31, 2016, some of the Company’s marketable securities were in an unrealized loss position. At each date, the Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the years ended December 31, 2017, 2016 or 2015. All marketable securities with unrealized losses as of as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s short-term marketable securities have an effective maturity date of less than one year, and all of the Company’s long-term marketable securities have an effective maturity of less than two years.

4.	Acquisition

In June 2015, the Company acquired Incro Pharmaceuticals Corporation (“Incro”), a preclinical private biotechnology company incorporated in Delaware. The primary asset purchased in the acquisition was an in-process research and development license agreement which would allow the Company to further its RIPK1 research program. The Company concluded that the assets acquired and liabilities assumed did not meet the accounting definition of a business as a limited number of inputs were acquired but no processes were acquired, and the licensed technology had not achieved technological feasibility. As such, the acquisition was accounted for as an asset purchase and the Company recorded the purchase price as $1.5 million in research and development expense in the accompanying statement of operations and comprehensive loss in the year ended December 31, 2015.

As purchase consideration the Company issued an aggregate of 472,942 shares of common stock, valued at $0.6 million on the transaction date, to the former Incro stockholders, and recognized within additional paid-in capital an obligation to issue an additional 27,054 shares of common stock, valued at $32,466 to a former Incro stockholder. The deemed fair value (see Note 8) of the Company’s common stock was $1.20 per common share as of the date of the transaction. In addition to the issuance of this equity, the Company assumed liabilities of $0.9 million.

The Company also agreed to issue an additional 945,880 shares of common stock to the former Incro stockholders, and to recognize an obligation to issue 54,110 shares of common stock to a former Incro shareholder (“Milestone Shares”), upon acceptance of an investigational new drug (“IND”) application by the U.S. FDA or an equivalent in the EU, Canada, Australia, or New Zealand within six years of the date of the acquisition. Of these shares, 350,000 shares of common stock (“Indemnification Shares”) were to be held in escrow by Denali, and would be released to former stockholders of Incro within 30 days of the later of (i) expiration of 18 months after the closing; and (ii) the date the Milestone Shares vest as noted above. The number of Indemnification Shares to be released to Incro’s stockholders were to be reduced to the extent of breaches of standard representations by Incro’s stockholders. As this transaction was accounted for as an asset purchase rather than a business combination, no amounts were recognized relating to the contingent consideration.

In August 2016, the Company filed a Clinical Trial Application (“CTA”) in Europe to initiate a Phase 1 clinical trial. Upon acceptance of the CTA in September 2016, the issuance of the Milestone Shares was triggered. The Company issued a total of 595,880 shares of common stock, recognized an obligation to issue 54,110 shares of common stock, and recorded a liability of $1.8 million for the 350,000 Indemnification Shares held in escrow. The Company recognized $5.3 million of research and development expense related to the estimated fair value of these shares of $5.28 per share during the year ended December 31, 2016. In December 2016, the 350,000 Indemnification Shares were released and issued and the related liability was extinguished upon the expiration of the 18-month period after the closing of the acquisition. In December 2017, the Company issued 81,164 shares of common stock related to an obligation to a former Incro shareholder.

5.	License and Collaboration Agreements

F-star

On August 24, 2016, the Company entered into a License and Collaboration Agreement (“Collaboration Agreement”) with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-Und Entwicklungsges M.B.H and F-star Biotechnology Limited (collectively, “F-star”). The goal of the collaboration is the development of certain constant Fc-domains of an antibody with non-native antigen binding activity (“Fcabs”), to enhance delivery of therapeutics across the BBB into the brain. The collaboration leverages F-star’s modular antibody technology and the Company’s expertise in the development of therapies for neurodegenerative diseases.

Under the terms of the Collaboration Agreement, the Company can nominate up to three Fcab targets (“Accepted Fcab Targets”), within the first three years of the date of the Collaboration Agreement; and the Company has selected transferrin receptor (“TfR”) as the first Accepted Fcab Target. With respect to each Accepted Fcab Target, the Company can nominate up to eight Fab targets (“Accepted Fab Targets”), which are targets bound by the variable domains of an antibody or other therapeutic modalities (“Fabs”). For each accepted Fcab target, the Company is obligated to use commercially reasonable efforts during the research term to perform development activities in accordance with certain specified development plans. Under the terms of the Collaboration Agreement, the Company received non-exclusive licenses under certain intellectual property to conduct technology development to discover and develop Fcabs. The Company is obligated to assign to F-star certain patents and know-how that the Company generates under the Collaboration Agreement related to F-star’s platform technology or certain Fcabs identified solely by F-star and the Company received a non-exclusive license under certain of F-star Biotechnology’s platform patents and know-how to develop and commercialize products in connection with the delivery of therapeutics across the BBB, subject to certain specified restrictions. F-star retains the right to use its intellectual property, including any intellectual property that the Company and F-star jointly own pursuant to the terms of the Collaboration Agreement, outside the scope of the licenses granted to the Company.

Under the terms of the Collaboration Agreement, the Company paid F-star Gamma an upfront fee of $5.5 million, which includes selection of the first Accepted Fcab Target. The Company is obligated to pay a one-time fixed fee in the low single-digit millions for each additional Accepted Fcab Target the Company selects, technical milestone payments for each Accepted Fcab Target, up to a maximum of $15.0 million in the aggregate for all Accepted Fcab Targets, and, at specified times, monthly exclusivity fees for Accepted Fcab Targets and Accepted Fab Targets, which may be eliminated in certain circumstances. The Company is also responsible for certain research costs incurred by F-star in conducting activities under each agreed development plan, for up to 24 months. These research costs for the agreed TfR development plan will be up to $2.1 million.

Either party may terminate the agreement if the other party materially breaches the agreement, subject to specified notice and cure provisions, or for the other party’s bankruptcy or insolvency. In addition, F-star Gamma may terminate the agreement if the Company challenges any of the patent rights licensed to it by F-star. The Company is able to terminate the agreement for convenience, either in its entirety or on an Accepted Fcab Target-by-Accepted Fcab Target basis or an Accepted Fab Target-by-Accepted Fab Target basis, on 90 days’ prior written notice to F-star. Unless earlier terminated, the agreement with F-star will remain in effect until all royalty and milestone payment obligations to F-star Gamma expire.

In connection with the entry into the Collaboration Agreement, the Company also purchased an option for an upfront option fee of $0.5 million (the “buy-out-option”), to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement (the “Option Agreement”). The Company must elect whether to exercise its buy-out option before the earlier of (i) dosing of the fifth patient dosed in the first Phase 1 trial of an antibody that binds to an Accepted Fab Target and an Accepted Fcab Target, (ii) the fourth anniversary of the first delivery by F-star of an Fcab meeting certain delivery criteria, and (iii) five and one half years after the delivery by the Company of a notice that it is progressing an Fcab identified from the Company’s library that binds to an Accepted Fcab Target. If the Company exercises this buy-out option, it will be obligated to make initial exercise payments ranging from $18.0 million to $50.0 million in the aggregate, plus the estimated net cash held by F-star Gamma at the time of such exercise. In addition, it will be required to make certain contingent payments upon the achievement of certain preclinical, clinical, regulatory and commercial milestones, up to a maximum amount of $447.0 million in the aggregate. The amount of the initial exercise and contingent payments varies based on whether F-star delivers an Fcab that meets pre-defined criteria, whether the Fcab has been identified solely by the Company or solely by F-star or jointly by the Company and F-star and the timing of the Company’s exercise of the buy-out option. If the Company exercises the buy-out option, then F-star Biotechnologische Forschungs-Und Entwicklungsges M.B.H and F-star Biotechnology continue to be prohibited from developing, commercializing and manufacturing any antibody or other molecule that incorporates any Selected Fcab, or any Selected Fcab as a standalone product, and from authorizing any third party to take any such action. If the Company does not exercise its option to acquire F-star Gamma prior to the expiration of the buy-out option period, then, from the lapse of the buy-out option period until the Company’s rights with respect to an Accepted Fab Target expire or terminate, F-star is prohibited from developing, commercializing and manufacturing any antibody or other molecule that contains both a Selected Fcab and a Fab that specifically binds to the relevant Accepted Fab Target.

If the Company does not exercise the buy-out option, then with respect to each Accepted Fab Target, the Company has the right to obtain from F-star an exclusive, worldwide license to certain intellectual property to develop and commercialize licensed products that contain (i) a Fab that specifically binds to such Accepted Fab Target and (ii) an Fcab that the Company or F-star identifies, either solely or jointly, and that specifically binds to an Accepted Fcab Target, for up to eight Accepted Fab Targets per each Accepted Fcab Target. Each time the Company exercises such license option, it will be obligated to pay F-star Gamma (i) a one-time fixed fee in the low single-digit millions, (ii) milestone payments upon the achievement of certain clinical development and commercial milestones, up to a maximum of $362.5 million in the aggregate; (iii) additional sales-based milestones if net sales of licensed products achieve certain specified levels, up to a maximum amount payable to F-star of $650.0 million in the aggregate and (iv) low-to-mid single-digit percentage royalties on net sales of licensed products. Such amounts may be reduced by a specified percentage depending on the origin of the Fcab incorporated in the applicable licensed product and whether F-star delivers to the Company an Fcab that meets pre-defined criteria. The Company has the right to credit a certain amount of royalty payments that it pays to third parties with respect to certain licensed products against the Company’s royalty obligation to F-star Gamma, up to a maximum reduction of fifty percent. The Company’s royalty payment obligations will expire on a country-by-country and licensed product-by-licensed product basis upon the later of (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country, (b) the expiration of regulatory exclusivity for such licensed product in such country and (c) the twelfth anniversary of the first commercial sale of such licensed product in such country.

The Company recognized the upfront option fee of $0.5 million within other non-current assets recorded at cost. This asset will be assessed for potential impairment on an ongoing basis. No impairment charge was recognized during the years ended December 31, 2017, 2016 and 2015.

The Company determined that F-star Gamma is and continues to be a variable interest entity and that the Company holds a variable interest in F-star Gamma’s intellectual property assets and the related potential future product candidates these assets may produce through the Collaboration Agreement and the Option Agreement. However, the Company concluded that its governance role in the collaboration, which is specified by the terms of a joint steering committee, does not provide the Company the power to direct the activities of F-star Gamma that most significantly impact F-star Gamma’s economic performance. Based on this conclusion, the Company is not considered to be the primary beneficiary of F-star Gamma; and therefore F-star Gamma is not subject to consolidation by the Company.

The Company recognized $1.1 million and $0.3 million of research and development expense related to the funding of F-star Gamma research costs during the years ended December 31, 2017 and 2016, respectively.

The $0.5 million other non-current asset is the only asset or liability recorded in the Company’s consolidated balance sheets that relates to the Company’s variable interest in F-star Gamma at

December 31, 2017 and December 31, 2016. The upfront payments of $0.5 million and $5.5 million, along with 1) the obligation to fund certain future research costs, 2) any future Fcab selection fee, technical milestone payments or monthly exclusivity fees and 3) any future license fees or pre-commercial milestone payments represent the Company’s maximum exposure to loss under the arrangements with F-star. The ultimate expense that the Company incurs under the arrangements with F-Star cannot be quantified at this time as the amount will vary based on the timing and outcome of future research activities.

Genentech

On June 17, 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech”). The agreement gives the Company access to Genentech’s LRRK2 small molecule program. Under the agreement, Genentech granted the Company (i) an exclusive, worldwide, sublicensable license under Genentech’s rights to certain patents and patent applications directed to small molecule compounds which bind to and inhibit LRRK2 and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain compounds and licensed products incorporating any such compound. The Company is obligated to use commercially reasonable efforts during the first three years of the agreement to research, develop and commercialize at least one licensed product.

As consideration, the Company paid an upfront fee of $8.5 million and a technology transfer fee of $1.5 million, both of which are recognized as research and development expense for the year ended December 31, 2016.

The Company may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages, with the exact royalty rate dependent on various factors, including (i) whether the compound incorporated in the relevant licensed product is a Genentech-provided compound or a compound acquired or developed by the Company, (ii) the date a compound was first discovered, derived or optimized by the Company, (iii) the existence of patent rights covering the relevant licensed product in the relevant country, (iv) the existence of orphan drug exclusivity covering a licensed product that is a Genentech-provided compound and (v) the level of annual net sales of the relevant licensed product. The Company also has the right to credit a certain amount of third-party royalty and milestone payments against royalty and milestone payments owed to Genentech, up to a maximum reduction of fifty percent. The Company’s royalty payment obligations will expire on a country-by-country and licensed product-by-licensed product basis upon the later of (a) ten years after the first commercial sale of such licensed product in such country and (b) the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

Genentech may terminate the agreement if the Company challenges any of the patent rights licensed to the Company by Genentech, or if the Company materially breaches the agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. If Genentech terminates the agreement for the Company’s material breach, bankruptcy or insolvency after the Company has made a milestone payment to Genentech, then the Company is obligated to grant to Genentech an exclusive right of first negotiation with respect to certain of the Company’s patents, know-how and regulatory filings directed to Genentech-provided compounds. The Company does not have the right to terminate the agreement without cause, but may terminate the agreement for Genentech’s material breach, subject to specified notice and cure provisions.

Unless earlier terminated, the agreement with Genentech will continue in effect until all of the Company’s royalty and milestone payment obligations to Genentech expire. Following expiration of the agreement, the Company will retain the licenses under the intellectual property Genentech licensed to the Company on a non-exclusive, royalty-free basis.

The first clinical milestone of $2.5 million became due in June 2017 upon first patient dosing in the Phase 1 clinical trial for DNL201. The full amount was included in research and development expense in the year ended December 31, 2017.

6.	Balance Sheet Components:

Property and Equipment, Net

	December 31,
	2017	2016
	(in thousands)
Lab equipment	$11,351	$8,868
Leasehold improvements	7,737	7,543
Computers equipment and purchased software	439	373
Furniture and fixtures	65	66

	19,592	16,850
Less: accumulated depreciation	(4,669)	(1,588)

Total property and equipment, net	$14,923	$15,262

Depreciation expense was $3.1 million, $1.5 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Prepaid Expenses and Other Current Assets

	December 31,
	2017	2016
	(in thousands)
Prepaid research and development expenses	$946	$2,396
Prepaid insurance	927	—
Accrued interest on short-term marketable securities	464	438
Prepaid employee bonuses	—	234
Other prepaid and current assets	1,044	556

Total prepaid expenses and other current assets	$3,381	$3,624

Other Non-Current Assets

	December 31,
	2017	2016
	(in thousands)
Other investments	$500	$500
Restricted cash	451	451
Other prepaid and non-current assets	490	319

Total other non-current assets	$1,441	$1,270

7.	Commitments and Contingencies

Lease Obligations

In September 2015, the Company entered into a non-cancelable operating lease for its corporate headquarters comprising 38,109 of rentable square feet in a building in South San Francisco (“Headquarters Lease”). The Headquarters Lease commenced on August 1, 2016 with a lease term of eight years. The Company has an option to extend the lease term for a period of five years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the original expiration of the lease term. The Headquarters Lease provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease provides both a tenant improvement allowance (“TIA”) of up to $7.4 million, of which $1.9 million will be repaid to the landlord in the form of additional monthly rent with interest applied. This additional monthly rent commenced in November 2016 when the entire TIA was utilized, and results in an increase of base rent of $0.4 million per year.

The total $7.4 million TIA has been recorded as leasehold improvements and deferred rent liability on the consolidated balance sheet. The Company is amortizing the deferred rent liability as a reduction of rent expense and the leasehold improvement through an increase of depreciation expense of leasehold improvements ratably over the lease term. Under the terms of the Headquarters Lease, the Company was required to pay a security deposit of $0.5 million, which is recorded as other non-current assets in the accompanying consolidated balance sheets.

In May 2015, the Company entered into a non-cancelable operating lease for office and research and development space in South San Francisco that expired in December 2017 (the “First Lease”). The First Lease provided for 9,855 of rentable square feet at a base rent that increased annually. Under the terms of the First Lease, the Company was required to pay a security deposit of $0.1 million, which is recorded as prepaid expenses other current assets in the accompanying consolidated balance sheets.

On July 22, 2016, the Company entered into a sublease agreement with a third party for the entirety of the remaining term of the First Lease. The sublease commenced on August 22, 2016 and terminated on December 31, 2017. The Company received sublease payments totaling $0.4 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively, recognized as an offset to rent expense.

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. The Company records tenant improvement allowances as deferred rent and associated expenditures as leasehold improvements that are being amortized over the shorter of their estimated useful life or the term of the lease. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed by management to be reasonably assured at lease inception.

As of December 31, 2017, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ended December 31:
2018	$2,586
2019	2,664
2020	2,745
2021	2,829
2022	2,915
2023 and later	4,790

$18,529

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $2.2 million, $1.0 million and $0.2 million, respectively.

Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statements of comprehensive loss, or statements of cash flows.

Commitments

Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of our antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. As of December 31, 2017, the Company had executed one purchase order totaling $0.7 million for the development and manufacture of biologic products, the activities under which commenced in January 2018 and are expected to be completed in May 2019. The Company had not incurred any amounts or made any payments for the manufacturing services rendered under the agreement as of December 31, 2017. As of December 31, 2017, the Company had total non-refundable purchase commitments of $0.4 million under the DMSA.

In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. As of December 31, 2017, the Company had non-cancellable purchase commitments of $1.0 million and contractual obligations under license agreements of $1.6 million. Pursuant to certain license and collaboration agreements, the Company had obligations to make future milestone and royalty payments to other third parties. However, because these amounts are contingent and not fixed or determinable, they have not been included on the Company’s consolidated balance sheet.

8.	Convertible Preferred Stock

The Company entered into a preferred stock purchase agreement (“Preferred Stock Purchase Agreement”), with certain investors in May 2015 (the “Initial Closing”), under which the Company agreed to sell up to 45,223,973 shares of Series A-1 convertible preferred stock and 4,361,532 shares of Series A-2 convertible preferred stock. Additionally, at the Initial Closing, the Company concurrently issued 6,295,805 shares of Series A-1 convertible preferred stock for net proceeds of $24.8 million.

The Preferred Stock Purchase Agreement provided that, upon Board of Directors approval, each investor would purchase its pro-rata portion of the shares to be issued in one or more additional Series A-1 closings, and in any Series A-2 closings. Further, the Company agreed to sell and issue said shares of Series A-1 convertible preferred stock on the same terms as the first tranche, and to issue said shares of Series A-2 convertible preferred stock on the terms included in the Preferred Stock Purchase Agreement. The second and third Series A-1 closings added further obligations for new investors to participate in the Series A-2 tranches. The Company did not separately account for tranche purchase rights described above as they were not freestanding from the associated shares of convertible preferred stock.

In May 2015 (the “First Additional Closing”) the Company and the Series A convertible preferred stock shareholders amended the Preferred Stock Purchase Agreement pursuant to which the Company agreed to sell up to an additional 456,250 shares of Series A-1 convertible preferred stock. Additionally, at the First Additional Closing, the Company issued 3,481,250 shares of Series A-1 convertible preferred stock for net proceeds of $13.9 million and in July 2015 (“Second Additional Closing”), the Company issued an additional 2,420,825 shares of Series A-1 convertible preferred stock for net proceeds of $9.6 million.

In January 2016 (the “Third Additional Closing”), the Company issued 500,000 shares of Series A-1 convertible preferred stock, for net proceeds of $2.0 million, and also issued 11,249,997 shares of Series A-1 convertible preferred stock (the “first Tranche Closing”), for net proceeds of $45.0 million. In June 2016 (the “Second Tranche Closing and Series A-2 Closing”), the Company issued 22,166,546 shares of Series A-1 convertible preferred stock and 4,361,527 shares of Series A-2 convertible preferred stock, for net proceeds of $88.7 million and $34.9 million, respectively. All of these shares were sold under the Preferred Stock Purchase Agreement.

In June 2016 (the “First Series B-1 Closing”), the Company entered into a preferred stock purchase agreement (“Series B Preferred Stock Purchase Agreement”) with certain investors, under which the Company sold 7,646,241 shares of Series B-1 convertible preferred stock at a price of $16.00 per share for net proceeds of $122.2 million. In connection with this financing, the Company amended and restated its certificate of incorporation to increase the authorized shares of its common stock to 81,787,362 shares and the authorized shares of its preferred stock to 63,288,466 shares, each with a par value of $0.01 per share. The authorized preferred shares consisted of 46,114,433 designated as Series A-1 convertible preferred stock, 4,361,533 designated as Series A-2 convertible preferred stock, 8,125,000 designated Series B-1 convertible preferred stock and 4,687,500 designated Series B-2 convertible preferred stock.

In August 2016, (the “Second Series B-1 Closing”), the Company sold 478,124 shares of Series B-1 convertible preferred stock at a price of $16.00 per share for net proceeds of $7.6 million.

In November 2017, the Company sold 1,764,705 shares of Series B-2 convertible preferred stock at a price of $17.00 per share for net proceeds of $29.9 million.

At December 31, 2016, convertible preferred stock consisted of the following (in thousands, except share and per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price per Share	Carrying Value	Liquidation Preference
Series A-1	46,114,433	46,114,423	$4.00	$183,951	$198,264
Series A-2	4,361,533	4,361,527	8.00	34,885	36,483
Series B-1	8,125,000	8,124,365	16.00	129,837	135,324
Series B-2	4,687,500	—		—	—

	63,288,466	58,600,315		$348,673	$370,071

Prior to the conversion of the convertible preferred stock upon closing of the IPO, the rights, preferences and privileges of the convertible preferred stock were as follows:

Dividend Rights

The holders of preferred stock were entitled to receive dividends, if and when declared by the Board of Directors, at the rate of $0.08 per share per annum for Series A-1, $0.16 per share per annum for Series A-2, $0.32 per share per annum for Series B-1, and $0.34 per share per annum for Series B-2, from and after the date of issuance of such shares. As of December 31, 2016 and 2015, and through the date of conversion, no such dividends were declared or accrued.

Dividends on any other class of capital stock could not be paid unless the holders of the preferred stock first received, or simultaneously received, the preferred stock dividend. The holders of preferred stock also participated in dividends paid on common stock as if the shares of preferred stock had been converted into shares of common stock and were considered participating securities.

Conversion Rights

The holders of preferred stock had right to convert at any time into shares of common stock initially at a one-for-one ratio. All shares of the preferred stock would have been automatically converted into shares common stock (i) upon the consent of the holders of at least a majority of the outstanding preferred stock, or (ii) upon the closing of a firmly underwritten initial public offering of common stock at a price of at least $5.00 per share resulting in at least $50.0 million of gross proceeds. The conversion price for each series of preferred stock was subject to an adjustment in the event of stock split, combination, common stock dividend or distribution, reclassification, exchange, substitution, or reorganization.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a deemed liquidation event, the holders of shares of preferred stock then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment could have been made to the holders of common stock, an amount per share equal to the greater of (i) the original issue price for the Series of preferred stock held plus any dividends accrued but unpaid, whether or not declared; or (ii) such amount per share as would have been paid if all shares of preferred stock had been converted to common stock immediately prior to such liquidation, dissolution, winding up or deemed liquidation event. If assets of the Company available were insufficient to pay holders of Preferred Stock the full amount they are entitled to, the holders of preferred stock would have shared ratably in any distribution of the assets available for distribution in proportion to the amounts due such holders. After the payment of all preferential amounts required to be paid to the holders of shares of preferred stock, the remaining assets of the Company would have been distributed among the holders of the shares of common stock, pro rata based on the number of shares held by each such holder.

The Company classified its convertible preferred stock outside of stockholders’ deficit as certain change in control events are outside the Company’s control.

Redemption

Upon certain change in control events that were outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could have caused its redemption. Shares of preferred stock could have been redeemed by the Company at the original issue price for each series of preferred stock plus any dividends accrued but unpaid, whether or not declared, in three annual installments, upon a written request from the holders of a majority of the then outstanding shares of preferred stock, which request could have been made at any time after the fifth anniversary of the Series B-1 original issue date (on or after June 22, 2021). On each of the three annual redemption dates the Company could have redeemed the number of outstanding shares of preferred stock determined by dividing the total number of outstanding shares of preferred stock by the number of remaining redemption dates.

Voting Rights

Each share of preferred stock had voting rights equal to the number of shares of common stock into which the preferred stock could have been converted immediately after the close of business on the record date.

As long as certain investors in Series A convertible preferred stock held 100,000 or more shares of convertible preferred stock purchased pursuant to the Preferred Stock Purchase Agreement, they were entitled to elect individually one member of the Board totaling five Series A Directors. Series B convertible preferred stockholders were entitled to elect one member of the Board by majority vote of the Series B convertible preferred stockholders. Together, Series A and Series B convertible preferred stock investors were entitled to elect two additional members of the Board that were not otherwise an affiliate of the Company or of any investor.

Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 60,365,020 shares of common stock. As of December 31, 2017, the Company does not have any convertible preferred stock issued or outstanding.

9.	Stock-Based Awards

2017 Equity Incentive Plan

In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which initially reserved 6,379,238 shares for the issuance of stock options, non-qualified stock options, stock appreciation rights, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. Awards granted under the 2017 Plan expire no later than ten years from the date of grant. For incentive stock options and non-statutory stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms.

2015 Stock Incentive Plan

In May 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which as amended, reserved 8,325,000 shares for the issuance of stock options, non-qualified stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. Awards granted under the 2015 Plan expire no later than ten years from the date of grant. For incentive stock options and non-statutory stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. For all stock options granted between August 2015 and February 2016 with an exercise price of $0.68, a deemed fair value of $1.20 per share was used in calculating stock-based compensation expense, which was determined using management hindsight. Options granted typically vest over a four-year period but may be granted with different vesting terms.

Upon adoption of the 2017 Plan, no new awards or grants are permitted under the 2015 Plan, and the 169,238 shares that were then unissued and available for future award under the 2015 Plan became available under the 2017 Plan. The 2015 Plan will continue to govern restricted stock awards and option awards previously granted thereunder.

As of December 31, 2017, there were 6,012,498 shares available for the Company to grant under the 2017 Plan. As of December 31, 2016, there were 1,813,321 shares available for the Company to grant under the 2015 Plan.

Stock Option Activity

The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life	Aggregate Intrinsic Value
			(years)	(in thousands)
Balance at December 31, 2015	3,525,121	$0.68	9.73
Options granted	2,112,808	3.45
Options exercised	(162,665)	0.68
Options forfeited	(101,250)	0.82

Balance at December 31, 2016	5,374,014	$1.77	9.03	$18,873
Options granted	2,183,365	8.78
Options exercised	(695,192)	1.41
Options forfeited	(172,708)	2.21

Balance at December 31, 2017	6,689,479	$4.08	8.37	$77,317

Options vested and expected to vest at December 31, 2017	4,944,747	$5.28	8.62	$51,216

Options exercisable at December 31, 2017	1,190,088	$3.17	8.23	$14,837

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $3.5 million, $0.7 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017 and 2016, the weighted-average grant-date fair value of the options vested was $1.94 and $1.36 per share, respectively. No options vested during the year ended December 31, 2015. The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $6.41, $2.83 and $2.03 per share, respectively.

Stock Options Granted to Employees with Service-Based Vesting

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.08	6.00 - 6.08	6.08
Volatility	81.9% - 91.3%	91.2% - 92.2%	85.7% - 90.2%
Risk-free interest rate	1.8% - 2.3%	1.2% - 2.1%	1.7% - 1.9%
Dividend yield	—	—	—

Expected Term: The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility: The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

Early Exercise of Stock Options

The Company permits early exercise of certain stock options prior to vesting by certain directors and officers. Any shares issued pursuant to unvested options are restricted and subject to repurchase by the Company until the conditions for vesting are met. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported in stockholders’ deficit once those shares vest. Upon termination of employment of an option holder, the Company has the right to repurchase, at the original purchase price, any unvested restricted shares.

In 2015, there were 750,000 and options exercised prior to vesting for total proceeds of $0.5 million to the Company, all of which was recognized within other non-current liabilities as of December 31, 2015. A total of 187,497 and 239,580 shares vested relating to these exercises in the years ended December 31, 2017 and 2016, respectively, resulting in a reclassification of $0.1 million and $0.2 million of liability to stockholders’ equity (deficit) during the years ended December 31, 2017 and 2016, respectively. The remaining proceeds included in other non-current liabilities related to these unvested options was $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively.

In 2017, there were 46,875 options exercised prior to vesting for total proceeds of $0.3 million to the Company which was recognized within other non-current liabilities as of December 31, 2017. No shares vested relating to these exercises in the year ended December 31, 2017.

Performance Contingent Stock Options Granted to Employees

In August and November 2015, the Board of Directors granted 250,000 and 500,000 of stock option awards to certain executive officers, respectively. These awards have an exercise price of $0.68 per share. These awards vest over time and include a performance provision which states that upon the occurrence of a change in control event, the vesting term would accelerate. As of December 31, 2016, the Company determined that the achievement of the requisite performance condition was not probable and, as a result, the expense relating to these grants is being recognized over the initial time-based vesting period. If the performance goal is ever deemed to be probable of achievement, the recognition of compensation expense will be accelerated in accordance with the accelerated vesting schedule.

The estimated fair value of employee performance-contingent options was estimated at the date of grant using a Black-Scholes option-pricing model using the same assumptions as the Stock Options Granted to Employees with Service-based Vesting Valuation Assumptions.

Performance and Market Contingent Stock Options Granted to Employees

In August and November 2015, the Board of Directors granted 1,619,738 and 125,000 of performance- and market- contingent awards to members of the senior management team, respectively. These awards have an exercise price of $0.68 per share.

These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. By definition, the market condition in these awards can only be achieved after the performance condition of a liquidity event has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any the milestones are not achieved by the specified timelines, such vesting award will terminate and no longer be exercisable with respect to that portion of the shares. The maximum potential expense associated with the performance- and market- contingent awards is $6.2 million ($5.8 million and $0.4 million of general and administrative and research and development expense, respectively) if all of the performance and market conditions are achieved as stated in the option agreement. As of December 31, 2017 and 2016, the Company determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for these awards.

The Company uses a lattice model with a Monte Carlo simulation to value stock options with performance and market conditions. This valuation methodology utilizes the estimated fair value of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price based on comparable public companies, risk-free rates of return and expected dividend yield.

Stock Options Granted to Non-Employees with Service-Based Vesting Valuation Assumptions

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The estimated fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	7.50 - 8.09	8.50 - 9.70	9.50 - 9.84
Volatility	86.1% - 88.1%	95.3% - 98.2%	88.6% - 89.3%
Risk-free interest rate	2.3% - 2.4%	2.4%	2.0% - 2.3%
Dividend yield	—	—	—

Restricted Stock Activity

The following table summarizes restricted stock activity:

	Shares	Weighted- Average Fair Value at Date of Grant per Share
Unvested at December 31, 2016	3,922,638	$0.18
Granted	—	0
Vested	(1,628,850)	0.18
Forfeited	—	—
Unvested at December 31, 2017	2,293,788	$0.18
Vested and expected to vest – December 31, 2017	2,293,788	$0.18

At December 31, 2017, there was $0.3 million of total unrecognized compensation cost related to non-vested restricted stock, all which is expected to be recognized over a remaining weighted-average period of 1.0 years.

Employee Stock Purchase Plan

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which initially reserved 1,000,000 shares of our common stock for employee purchases under terms and provisions established by the Board of Directors. Under the 2017 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The 2017 ESPP provides for consecutive, overlapping 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 31 or November 30 of each year, except for the first offering period which commenced on December 8, 2017, the first trading day after the effective date of the Company’s registration statement. Contributions under the 2017 ESPP are limited to a maximum of 15% of an employee’s eligible compensation.

The fair values of the rights granted under the 2017 ESPP were calculated using the following assumptions:

Year Ended December 31, 2017
Expected term (in years)	0.48 - 0.98
Volatility	50.0% - 51.3%
Risk-free interest rate	1.5% - 1.7%
Dividend yield	—

Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to employee and non-employee stock-based awards and restricted stock awards, as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$2,852	$2,078	$94
General and administrative	1,557	873	385

Total	$4,409	$2,951	$479

As of December 31, 2017, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $17.2 million and $0.5 million, respectively. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 3.2 years.

The Company recorded stock-based compensation expense for options issued to non-employees of $0.7 million, $1.0 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

10.	Defined Contribution Plan

In January 2017, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees, including our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $0.5 million for the year ended December 31, 2017.

11.	Income Taxes

The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate for the years ended December 31, 2017 and 2016 is different from the federal statutory tax rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016
Taxes at the U.S. statutory tax rate	34.0%	34.0%
Effect of Tax Act	(26.6)	—
Change in valuation allowance	(7.3)	(32.0)
Contingent consideration issued in tax-free reorganization	—	(2.1)
Research tax credits	1.0	0.6
Stock-based compensation	(1.0)	(0.5)
Other	(0.1)	—

Total provision for income taxes	0.0%	0.0%

The components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$37,606	$26,044
Tax credit carryforwards	4,072	1,486
Reserves and accruals	3,328	4,038
Capitalized start-up costs	6,248	5,128
Intangibles	5,300	6,565
Share based compensation	733	390
Other	7	—

Gross deferred tax assets	57,294	43,651
Valuation allowance	(54,650)	(40,113)

Net deferred tax assets	2,644	3,538
Deferred tax liabilities:
Property and equipment	(2,618)	(3,379)
Stock-based compensation	(26)	(159)

Net deferred tax assets	$—	$—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a 100% valuation allowance against its net deferred tax assets as of December 31, 2017 and 2016.

On December 22, 2017, the U.S. government enacted the Tax Act. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. The Company has calculated its best estimate of the impact of the Tax Act in accordance with our understanding of the Tax Act and guidance available as of the date of this filing as provisional amount. The tax rate decrease resulted in a reduction of $23.5 million in our deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance, as substantially all of our deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. We will continue to examine the impact the Tax Act may have on our business.

As of December 31, 2017, the Company has federal net operating loss (“NOL”) carryforwards of approximately $134.1 million, which are available to reduce future taxable income, and has federal tax credits of approximately $2.9 million which may be used to offset future tax liabilities. The federal NOL and federal tax credit carryforwards will begin to expire in 2035. The Company also has state NOL carryforwards of approximately $135.1 million, which are available to reduce future taxable income, and has state tax credits of approximately $3.1 million which may be used to offset future tax liabilities. The state NOL will begin to expire in 2035 and the state tax credit carryforwards will be carried forward indefinitely. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities and may become subject to an annual limitation in the event of certain future cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016
Gross unrecognized tax benefits at January 1	$531	$122
Additions for tax positions taken in a prior year	—	7
Additions for tax positions taken in the current year	640	411
Reductions for tax positions taken in the prior year	(25)	(9)

Gross unrecognized tax benefits at December 31	$1,146	$531

If recognized, none of the unrecognized tax benefits as of December 31, 2017 and 2016 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2017, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

12.	Net Loss and Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(88,185)	$(86,652)	$(16,788)
Denominator:
Weighted average common shares outstanding	14,964,144	6,424,720	3,006,379

Net loss per share, basic and diluted	$(5.89)	$(13.49)	$(5.58)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2017	2016
Series A-1 convertible preferred stock	—	46,114,423
Series A-2 convertible preferred stock	—	4,361,527
Series B-1 convertible preferred stock	—	8,124,365
Options issued and outstanding and ESPP shares issuable and outstanding	6,835,313	5,374,014
Restricted shares subject to future vesting	2,293,788	3,922,638
Early exercised common stock subject to future vesting	369,796	510,417
Shares to be issued under Incro acquisition agreement	—	81,164

Total	9,498,897	68,488,548

13.	Subsequent events

Takeda

On January 3, 2018, the Company entered into an Option and Collaboration Agreement with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which the Company granted Takeda an option with respect to three programs to develop and commercialize, jointly with the Company, certain biologic products that are enabled by Denali’s blood-brain barrier (“BBB”) delivery technology and intended for the treatment of neurodegenerative disorders. The three programs are Denali’s ATV:BACE1/Tau and ATV: TREM2 programs, and a third identified, but yet undisclosed discovery stage program. The Collaboration Agreement became effective on February 12, 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied.

Pursuant to this agreement, an upfront payment of $40.0 million was received in February 2018, as well as the first preclinical milestone payment of $5.0 million. Further, under the associated stock purchase agreement, the Company received $110.0 million for the sale of 4,214,559 shares of its common stock which were issued on February 23, 2018.

Lonza

On January 26, 2018, the Company executed a second amendment to the DMSA with Lonza for approximately $11.4 million, which covers activities that will take place through the end of 2020.

14.	Selected Quarterly Financial Data (Unaudited)

The following table provides the selected quarterly financial data for the years 2017 and 2016 (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Loss from operations	$(23,540)	$(22,288)	$(22,568)	$(21,744)
Net loss	$(22,887)	$(21,844)	$(22,134)	$(21,320)
Net loss per share, basic and diluted	$(0.74)	$(2.14)	$(2.29)	$(2.36)

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Loss from operations	$(19,776)	$(30,932)	$(23,453)	$(13,272)
Net loss	$(19,354)	$(30,611)	$(23,418)	$(13,269)
Net loss per share, basic and diluted	$(2.41)	$(4.51)	$(3.82)	$(2.80)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated May 8, 2015, as amended on June 4, 2015, July 22, 2015 and June 22, 2016.	S-1	333-221522	4.1	11/13/2017
4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-221522	4.2	11/27/2017
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-221522	10.1	11/27/2017
10.2+	2015 Stock Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-221522	10.2	11/13/2017
10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-221522	10.3	11/27/2017
10.4+	2017 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-221522	10.4	12/7/2017
10.5+	Offer Letter between the Registrant and Ryan J. Watts, Ph.D., dated November 10, 2017.	S-1	333-221522	10.5	11/13/2017
10.6+	Offer Letter between the Registrant and Alexander O. Schuth, M.D., dated November 10, 2017.	S-1	333-221522	10.6	11/13/2017
10.7+	Offer Letter between the Registrant and Steve E. Krognes, dated November 10, 2017.	S-1	333-221522	10.7	11/13/2017
10.8+	Offer Letter between the Registrant and Carole Ho, M.D., dated November 10, 2017.	S-1	333-221522	10.8	11/13/2017
10.9	Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated September 24, 2015.	S-1	333-221522	10.9	11/13/2017

10.10Ü	Exclusive License Agreement between the Registrant and Genentech, Inc., dated June 17, 2016.	S-1	333-221522	10.10	11/13/2017
10.11Ü	License and Collaboration Agreement between the Registrant, F-star Gamma Limited, f-star Biotechnologische Forschungs-und Entwicklungsges m.b.H. and F-star Biotechnology Limited, dated August 24, 2016.	S-1	333-221522	10.11	11/13/2017
10.12Ü	Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017.	S-1	333-221522	10.12	11/13/2017
10.12.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, dated January 18, 2018.
10.13+	Key Executive Change in Control and Severance Plan.	S-1	333-221522	10.13	11/13/2017
10.14+	Executive Incentive Compensation Plan.	S-1	333-221522	10.14	11/13/2017
10.15+	Outside Director Compensation Policy.	S-1	333-221522	10.15	11/13/2017
10.16#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.
10.17	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.
10.18	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Ü	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
+	Indicates management contract or compensatory plan.

ITEM 16. FORM	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2018

DENALI THERAPEUTICS INC.

By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Ryan J. Watts, Ph.D. and Steve E. Krognes, and each of them acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan J. Watts	President, Chief Executive Officer and Director
Ryan J. Watts, Ph.D.	(Principal Executive Officer)	March 19, 2018

/s/ Steve E. Krognes	Chief Financial Officer and Treasurer
Steve E. Krognes	(Principal Financial and Accounting Officer)	March 19, 2018

/s/ Vicki Sato
Vicki Sato, Ph.D.	Chairperson of our Board of Directors	March 19, 2018

/s/ Marc Tessier-Lavigne
Marc Tessier-Lavigne, Ph.D.	Director	March 19, 2018

/s/ Douglas Cole
Douglas Cole, M.D.	Director	March 19, 2018

/s/ Jay Flatley
Jay Flatley	Director	March 19, 2018

/s/ Robert Nelsen
Robert Nelsen	Director	March 19, 2018

/s/ David Schenkein
David Schenkein, M.D.	Director	March 19, 2018