Form 10-Q
period 2018-03-31
Denali Therapeutics Inc.
filed 2018-05-11
CIK 1714899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of May 4, 2018 was 94,441,892.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Denali Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$44,001	$218,375
Short-term marketable securities	329,401	187,851
Prepaid expenses and other current assets	4,020	3,381

Total current assets	377,422	409,607

Long-term marketable securities	219,406	60,750
Property and equipment, net	14,860	14,923
Other non-current assets	2,265	1,441

Total assets	$613,953	$486,721

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,377	$2,716
Accrued liabilities	4,425	5,364
Accrued compensation	1,994	5,166
Contract liability	8,434	—
Deferred rent	874	855
Other current liabilities	63	63

Total current liabilities	17,167	14,164
Contract liability, less current portion	51,519	—
Deferred rent, less current portion	6,051	6,294
Other non-current liabilities	188	467

Total liabilities	74,925	20,925

Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 92,588,989 shares and 87,480,362 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,252	1,201
Additional paid-in capital	754,438	656,660
Accumulated other comprehensive loss	(1,287)	(368)
Accumulated deficit	(215,375)	(191,697)

Total stockholders’ equity	539,028	465,796

Total liabilities and stockholders’ equity	$613,953	$486,721

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Collaboration revenue	$641	$—
Operating expenses:
Research and development	20,819	18,470
General and administrative	5,570	3,274

Total operating expenses	26,389	21,744

Loss from operations	(25,748)	(21,744)
Interest income, net	2,070	424

Net loss	(23,678)	(21,320)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(919)	(22)

Comprehensive loss	$(24,597)	$(21,342)

Net loss per share, basic and diluted	$(0.26)	$(2.36)

Weighted average number of shares outstanding, basic and diluted	89,560,576	9,017,425

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(23,678)	$(21,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	854	731
Stock-based compensation expense	2,925	765
Net amortization of premiums and discounts on marketable securities	(387)	227
Gain on disposal of property and equipment	(44)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,613)	1,959
Accounts payable	(951)	(718)
Accrued and other current liabilities	(3,257)	(943)
Deferred rent	(225)	78
Contract liability	59,953	—
Other non-current liabilities	—	412

Net cash provided by (used in) operating activities	33,577	(18,809)

Investing activities
Purchase of marketable securities	(328,036)	(16,949)
Purchase of property and equipment	(537)	(868)
Maturities and sales of marketable securities	27,299	33,200

Net cash provided by (used in) investing activities	(301,274)	15,383

Financing activities
Payments of issuance costs related to issuance of common stock	(1,342)	—
Payments of issuance costs related to issuance of preferred stock	(44)	—
Issuance of common stock in connection with collaboration agreement	94,406	—
Proceeds from exercise of common stock options	219	324

Net cash provided by financing activities	93,239	324

Net decrease in cash, cash equivalents and restricted cash	(174,458)	(3,102)
Cash, cash equivalents and restricted cash at beginning of period	218,910	40,388

Cash, cash equivalents and restricted cash at end of period	$44,452	$37,286

Supplemental disclosures of cash flow information
Property and equipment purchases accrued but not yet paid	$246	$98

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies

Organization and Description of Business

Denali Therapeutics Inc. (“Denali” or the “Company”) is a biopharmaceutical company, incorporated in Delaware, that discovers and develops therapeutics to defeat neurodegenerative diseases. The Company is headquartered in South San Francisco, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

Initial Public Offering

On December 7, 2017, the Company’s Registration Statement on Form S-1 was declared effective by the SEC for Denali’s initial public offering (“IPO”) of common stock. In connection with the IPO, the Company sold an aggregate of 15,972,221 shares of common stock, including 2,083,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, were $264.3 million. Upon the closing of the IPO, all then-outstanding shares of Company convertible preferred stock converted into 60,365,020 shares of common stock. The related carrying value of $378.6 million was reclassified to common stock and additional paid-in capital.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. This subsidiary was dissolved in September 2016. All intercompany balances and transactions have been eliminated on consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material to the condensed consolidated financial position and results of operations.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Substantially all of the Company’s cash and cash equivalents are deposited in accounts with financial institutions that management believes are of high credit quality. Such deposits have and will continue to exceed federally insured limits. The Company maintains its cash with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash deposits.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the Company had no off-balance sheet concentrations of credit risk.

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

Restricted Cash

The Company’s restricted cash consists of the letter of credit for the Company’s headquarters building lease, and is included within other non-current assets on the accompanying condensed consolidated balance sheets.

Revenue Recognition

License and Collaboration Revenues

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. The accounting treatment pursuant to Topic 606 is outlined below.

The terms of licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

At contract inception, the Company assesses the goods or services promised in a contract with a customer and identifies those distinct goods and services that represent a performance obligation. A promised good or service may not be identified as a performance obligation if it is immaterial in the context of the contract with the customer, if it is not separately identifiable from other promises in the contract (either because it is not capable of being separated or because it is not separable in the context of the contract), or if the performance obligation does not provide the customer with a material right.

The Company considers the terms of the contract and its customary business practices to determine the transaction price. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration will only be included in the transaction price when it is not considered constrained, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling prices. The relative selling price for each deliverable is estimated using objective evidence if it is available. If objective evidence is not available, the Company uses its best estimate of the selling price for the deliverable.

Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset, which for a service is considered to be as the services are received and used. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the good or service promised to the customer.

After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception.

Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), and further updated through ASU 2016-12 (“ASU 2016-12”), which amends the existing accounting standards for revenue recognition. ASU 2014–09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, for public entities. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This standard was adopted on January 1, 2018 using a full retrospective application. There was no impact to the consolidated financial statements upon adoption of ASU 2014-09 as the Company had not recognized any revenue through December 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this standard on January 1, 2019. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. Management is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position and results of operations. Management expects that the adoption of this standard will result in the recognition of an asset for the right to use a leased facility on the Company’s balance sheet, as well as the recognition of a liability for the lease payments remaining on the lease. While the balance sheet presentation is expected to change, management does not expect a material change to the consolidated statement of operations.

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of ASU 2016-18 is to clarify the guidance for and presentation of restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. This standard was adopted on January 1, 2018, the condensed consolidated statements of cash flows have been updated to reconcile cash, cash equivalents and restricted cash, and Note 3 includes a reconciliation of cash, cash equivalents and restricted cash for all periods presented.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective for annual and interim periods beginning after December 15, 2017 and application is prospective. Early adoption was permitted. This standard was adopted as of January 1, 2018 and will be applied prospectively to any award modified after the adoption date.

2.	Fair Value Measurements

Assets measured at fair value at each balance sheet date are as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,718	$—	$—	$32,718
U.S. government treasuries	1,500	—	—	1,500
Corporate debt securities	—	2,000	—	2,000
Short-term:
U.S. government treasuries	141,048	—	—	141,048
U.S. government agency securities	—	115,433	—	115,433
Corporate debt securities	—	62,213	—	62,213
Commercial paper	—	10,707	—	10,707
Long-term:
U.S. government treasuries	110,845	—	—	110,845
U.S. government agency securities	—	48,992	—	48,992
Corporate debt securities	—	59,569	—	59,569

Total marketable securities	251,893	296,914	—	548,807

Total fair value measurements	$286,111	$298,914	$—	$585,025

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$212,868	$—	$—	$212,868
Short-term:
U.S. government treasuries	42,587	—	—	42,587
U.S. government agency securities	—	106,139	—	106,139
Corporate debt securities	—	39,125	—	39,125
Long-term:
U.S. government treasuries	39,848	—	—	39,848
U.S. government agency securities	—	19,911	—	19,911
Corporate debt securities	—	991	—	991

Total marketable securities	82,435	166,166	—	248,601

Total fair value measurements	$295,303	$166,166	$—	$461,469

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

There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2018 or 2017.

3.	Cash and Marketable Securities

Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$44,001	$218,375	$36,751
Restricted cash included within prepaid expenses and other current assets	—	84	84
Restricted cash included within other non-current assets	451	451	451

Total cash, cash equivalents, and restricted cash	$44,452	$218,910	$37,286

Marketable Securities

All marketable securities were considered available-for-sale at March 31, 2018 and December 31, 2017. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$141,217	$—	$(169)	$141,048
U.S. government agency securities	115,687	—	(254)	115,433
Corporate debt securities	62,371	—	(158)	62,213
Commercial paper	10,707	—	—	10,707

Total short-term marketable securities	329,982	—	(581)	329,401
Long-term marketable securities:
U.S. government treasuries	111,054	—	(209)	110,845
U.S. government agency securities	49,188	—	(196)	48,992
Corporate debt securities	59,869	—	(300)	59,569

Total long-term marketable securities	220,111	—	(705)	219,406

Total	$550,093	$—	$(1,286)	$548,807

	December 31, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$42,614	$—	$(27)	$42,587
U.S. government agency securities	106,368	—	(229)	106,139
Corporate debt securities	39,197	—	(72)	39,125

Total short-term marketable securities	188,179	—	(328)	187,851
Long-term marketable securities:
U.S. government treasuries	39,868	—	(20)	39,848
U.S. government agency securities	19,931	—	(20)	19,911
Corporate debt securities	991	—	—	991

Total long-term marketable securities	60,790	—	(40)	60,750

Total	$248,969	$—	$(368)	$248,601

As of March 31, 2018 and December 31, 2017, certain of the Company’s marketable securities were in an unrealized loss position. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment for the three months ended March 31, 2018. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

4.	License and Collaboration Agreements

Takeda

On January 3, 2018, the Company entered into a Collaboration and Option Agreement (“Takeda Collaboration Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which the Company granted Takeda an option in respect of three programs to develop and commercialize, jointly with the Company, certain biologic products that are enabled by Denali’s blood-brain barrier (BBB) delivery technology and intended for the treatment of neurodegenerative disorders. The three programs are Denali’s ATV:BACE1/Tau and ATV: TREM2 programs, as well as a third identified discovery stage program. The Takeda Collaboration Agreement became effective on February 12, 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied.

Under the Takeda Collaboration Agreement and unless otherwise agreed jointly between both parties, Denali will be responsible, at its cost, for conducting activities relating to pre-IND development of biologic products directed to the three identified targets and enabled by its BBB delivery technology targeting transferrin receptor during the applicable research period. The period through which the option can be exercised continues for each target until the first biologic product directed to the relevant target is IND-ready or about five years after selection of the target, whichever is earlier.

The Takeda Collaboration Agreement provided that Takeda pay a $40.0 million upfront payment, and up to an aggregate of $25.0 million with respect to each program directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total. The upfront payment of $40.0 million was received in February 2018, as well as the first preclinical milestone payment of $5.0 million related to one of the programs.

If Takeda exercises its option with respect to a particular target, then Takeda will have the right to develop and commercialize, jointly with the Company, a specified number of biologic products enabled by its BBB delivery technology that were developed during the research period and which are directed to the relevant target, and the Company will grant to Takeda a co-exclusive license under the intellectual property the Company controls related to those biologic products.

Takeda is obligated to pay Denali a $5.0 million option fee for each target for which Takeda exercises its option, up to $15.0 million in total.

In addition, Takeda may be obligated to pay Denali up to an aggregate of $707.5 million upon achievement of certain clinical and regulatory milestone events if Takeda exercises its option for all three collaboration programs. Takeda may also be obligated to pay Denali up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $225.0 million if one biologic product from each program achieves the milestone.

If Takeda exercises its option for a particular target, Denali and Takeda will share equally the development and commercialization costs, and, if applicable, the profits, for each collaboration program. However, for each collaboration program, the Company may elect not to continue sharing development and commercialization costs, or Takeda may elect to terminate Denali’s cost-profit sharing rights and obligations if, following notice from Takeda and a cure period, the Company fails to satisfy its cost sharing obligations with respect to the relevant collaboration program. After such an election by the Company or termination by Takeda becomes effective, Denali will no longer be obligated to share in the development and commercialization costs for the relevant collaboration program, and will not share in any profits from that collaboration program. Instead the Company will be entitled to receive tiered royalties. The royalty rates will be in the low- to mid-teen percentages on net sales, or low- to high-teen percentages on net sales if certain co-funding thresholds have been met at the time of the Company’s election to opt out of co-development or Takeda’s termination of Denali’s cost-profit sharing rights and obligations, and, in each case, these royalty rates will be subject to certain reductions specified in the Takeda Collaboration Agreement. Takeda will pay these royalties for each biologic product included in the relevant collaboration program, on a country-by-country basis, until the latest of (i) the expiration of certain patents covering the relevant biologic product, (ii) the expiration of all regulatory exclusivity for that biologic product, and (iii) an agreed period of time after the first commercial sale of that biologic product in the applicable country, unless biosimilar competition in excess of a significant level specified in the Takeda Collaboration Agreement occurs earlier, in which case Takeda’s royalty obligations in the applicable country would terminate.

For each collaboration program for which costs and profits are shared with Takeda, Denali will lead the conduct of clinical activities for each indication through the first Phase 2 trial with a clinical outcomes-based efficacy endpoints, and Takeda will lead the conduct of all subsequent clinical activities for that indication. Further, Denali and Takeda will jointly commercialize biologic products included in the relevant collaboration program in the United States and China. Unless Denali has opted out of cost-sharing for two collaboration programs, it has the right to lead commercialization activities in the United States for one collaboration program and Takeda will lead commercialization activities in the United States for all collaboration programs for which Denali does not lead commercialization activities. Further, Takeda will lead commercialization activities in China and will solely conduct commercialization activities in all other countries. The Company has the right to lead all manufacturing activities for all collaboration programs for which the parties are sharing costs and profits.

Each party may terminate the Takeda Collaboration Agreement in its entirety, or with respect to a particular collaboration program, as applicable, if the other party remains in material breach of the Takeda Collaboration Agreement following a cure period to remedy the material breach. Takeda may terminate the Takeda Collaboration Agreement in its entirety or with respect to any particular collaboration program, for convenience and after giving a specified amount of prior notice, but Takeda may not do so for a certain period of time after the Effective Date of the Takeda Collaboration Agreement. Takeda may also terminate the Takeda Collaboration Agreement with respect to any collaboration program if the joint steering committee (“JSC”) established under the Takeda Collaboration Agreement unanimously agrees that a material safety event has occurred with respect to the applicable collaboration program. Denali may terminate the Takeda Collaboration Agreement with respect to a particular collaboration program if Takeda fails to conduct material development and commercial activities for a specified period of time with respect to a collaboration program, unless Takeda cures such failure within a certain period of time. Denali and Takeda may each terminate the Takeda Collaboration Agreement in its entirety if the other party is declared insolvent or in similar financial distress or if, subject to a specified cure period, the other party challenges any patents licensed to it under the Takeda Collaboration Agreement.

Pursuant to the terms of the Takeda Collaboration Agreement, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Takeda on January 3, 2018, pursuant to which Takeda purchased 4,214,559 shares of Denali’s common stock (the “Shares”) for an aggregate purchase price of $110.0 million. The sale of the Shares closed on February 23, 2018. The fair market value of the common stock sold to Takeda was $94.4 million, based on the closing stock price of $22.40 on the date of issuance, resulting in a $15.6 million premium paid to the Company above the fair value of the Company’s common stock which was credited to contract liability in our condensed consolidated balance sheet.

The Company believes that the Takeda Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Agreements. Further, during the research period, the Company believes that the arrangement is a contract with a customer as defined in ASC 606 Revenue From Contracts With Customers. The Takeda Collaboration Agreement and the Stock Purchase Agreement are being accounted for as one arrangement because they were entered into at the same time with interrelated financial terms.

The Company identified performance obligations during the research period consisting of the license, the development options, and JSC participation together with the research services for each collaboration program. The license rights, JSC involvement, option and research services are considered to be a single performance obligation for each program since the research services are highly interrelated with the option and JSC involvement and will significantly modify the license. The performance obligations under each of the three programs are separate since the activities and risks under the programs are distinct.

The Company has determined that all other goods or services which are contingent upon Takeda exercising its option for each program are not considered performance obligations at the inception of the arrangement.

The transaction price at inception includes fixed consideration consisting of the upfront fee of $40.0 million, the $15.6 million premium on the sale of common stock, and the first preclinical milestone payment of $5.0 million. It also included variable consideration of $26.0 million relating to future milestones that are not constrained. The amount of variable consideration was estimated using the most likely amount method. The remaining $44.0 million of preclinical milestones are considered constrained at the inception of the arrangement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Additionally, cost and profit sharing income, and the development and commercial milestones as outlined above, have not been considered given Takeda has not exercised its options for the development and commercial phases for each program. This will be reassessed at each reporting period.

The transaction price has been ascribed in its entirety to the three performance obligations identified in the research term of the Takeda Collaboration Agreement.

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue will be recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda.

A contract liability of $60.0 million is recorded on the balance sheet at March 31, 2018, which relates to the three performance obligations identified, with such amounts to be recognized over the period of the pre-IND research services, which is expected to be several years.

Revenue recognized relating to future milestone payments of approximately $0.2 million, for which the Company concluded that it is probable that a significant reversal in the amount recognized will not occur, is presented net of contract liability on the balance sheet.

Significant changes in the net contract liability balance during the period are as follows (in thousands):

Contract liability
Balance at January 1, 2018	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	60,173
Decreases due to revenue recognized in the period for which cash has not yet been received	(220)

Balance at March 31, 2018	$59,953

There are no receivables or net contract assets as of March 31, 2018 associated with this arrangement.

In assessing this arrangement, management was required to exercise considerable judgment in estimating revenue to be recognized. Management applied judgment in determining the separate performance obligations in the research period, estimating variable consideration, and estimating total future costs when using the input method.

F-star

In August 2016, the Company entered into a License and Collaboration Agreement (“F-star Collaboration Agreement”) with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-Und Entwicklungsges M.B.H and F-star Biotechnology Limited (collectively, “F-star”). The goal of the collaboration is the development of certain constant Fc-domains of an antibody with non-native antigen binding activity (“Fcabs”), to enhance delivery of therapeutics across the BBB into the brain. The collaboration leverages F-star’s modular antibody technology and the Company’s expertise in the development of therapies for neurodegenerative diseases.

Under the terms of the F-star Collaboration Agreement, the Company can nominate up to three Fcab targets (“Accepted Fcab Targets”), within the first three years of the date of the F-star Collaboration Agreement; and the Company has selected transferrin receptor (“TfR”) as the first Accepted Fcab Target. With respect to each Accepted Fcab Target, the Company can nominate up to eight Fab targets (“Accepted Fab Targets”), which are targets bound by the variable domains of an antibody or other therapeutic modalities (“Fabs”). For each accepted Fcab target, the Company is obligated to use commercially reasonable efforts during the research term to perform development activities in accordance with certain specified development plans. Under the terms of the F-star Collaboration Agreement, the Company received non-exclusive licenses under certain intellectual property to conduct technology development to discover and develop Fcabs. The Company is obligated to assign to F-star certain patents and know-how that the Company generates under the F-star Collaboration Agreement related to F-star’s platform technology or certain Fcabs identified solely by F-star and the Company received a non-exclusive license under certain of F-star Biotechnology’s platform patents and know-how to develop and commercialize products in connection with the delivery of therapeutics across the BBB, subject to certain specified restrictions. F-star retains the right to use its intellectual property, including any intellectual property that the Company and F-star jointly own pursuant to the terms of the F-star Collaboration Agreement, outside the scope of the licenses granted to the Company.

Under the terms of the F-star Collaboration Agreement, the Company paid F-star Gamma an upfront fee of $5.5 million, which includes selection of the first Accepted Fcab Target. The Company is obligated to pay a one-time fixed fee in the low single-digit millions for each additional Accepted Fcab Target the Company selects, technical milestone payments for each Accepted Fcab Target, up to a maximum of $15.0 million in the aggregate for all Accepted Fcab Targets, and, at specified times, monthly exclusivity fees for Accepted Fcab Targets and Accepted Fab Targets, which may be eliminated in certain circumstances. The Company is also responsible for certain research costs incurred by F-star in conducting activities under each agreed development plan, for up to 24 months. These research costs for the agreed TfR development plan will be up to $2.1 million.

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

In connection with the entry into the F-star Collaboration Agreement, the Company also purchased an option for an upfront option fee of $0.5 million (the “buy-out-option”), to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement (the “Option Agreement”). The Company must elect whether to exercise its buy-out option before the earlier of (i) dosing of the fifth patient dosed in the first Phase 1 trial of an antibody that binds to an Accepted Fab Target and an Accepted Fcab Target, (ii) the fourth anniversary of the first delivery by F-star of an Fcab meeting certain delivery criteria, and (iii) five and one half years after the delivery by the Company of a notice that it is progressing an Fcab identified from the Company’s library that binds to an Accepted Fcab Target. If the Company exercises this buy-out option, it will be obligated to make initial exercise payments ranging from $18.0 million to $50.0 million in the aggregate, plus the estimated net cash held by F-star Gamma at the time of such exercise. In addition, it will be required to make certain contingent payments upon the achievement of certain preclinical, clinical, regulatory and commercial milestones, up to a maximum amount of $447.0 million in the aggregate. The amount of the initial exercise and contingent payments varies based on whether F-star delivers an Fcab that meets pre-defined criteria, whether the Fcab has been identified solely by the Company or solely by F-star or jointly by the Company and F-star and the timing of the Company’s exercise of the buy-out option. Following exercise of the buy-out option, the Company will not be required to make any further milestone or royalty payments under the F-star Collaboration Agreement. If the Company exercises the buy-out option, then F-star Biotechnologische Forschungs-Und Entwicklungsges M.B.H and F-star Biotechnology continue to be prohibited from developing, commercializing and manufacturing any antibody or other molecule that incorporates any Selected Fcab, or any Selected Fcab as a standalone product, and from authorizing any third party to take any such action. If the Company does not exercise its option to acquire F-star Gamma prior to the expiration of the buy-out option period, then, from the lapse of the buy-out option period until the Company’s rights with respect to an Accepted Fab Target expire or terminate, F-star is prohibited from developing, commercializing and manufacturing any antibody or other molecule that contains both a Selected Fcab and a Fab that specifically binds to the relevant Accepted Fab Target.

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

The Company recognized the upfront option fee of $0.5 million within other non-current assets recorded at cost. This asset will be assessed for potential impairment on an ongoing basis. No impairment charge was recognized during the three months ended March 31, 2018, and 2017, respectively.

The Company determined that F-star Gamma is and continues to be a variable interest entity and that the Company holds a variable interest in F-star Gamma’s intellectual property assets and the related potential future product candidates these assets may produce through the F-star Collaboration Agreement and the Option Agreement. However, the Company concluded that its governance role in the collaboration, which is specified by the terms of a joint steering committee, does not provide the Company the power to direct the activities of F-star Gamma that most significantly impact F-star Gamma’s economic performance. Based on this conclusion, the Company is not considered to be the primary beneficiary of F-star Gamma; and therefore F-star Gamma is not subject to consolidation by the Company.

The Company recognized $0.3 million of research and development expense related to the funding of F-star Gamma research costs during each of the three months ended March 31, 2018 and 2017.

The $0.5 million option fee recorded in other non-current assets on the Company’s balance sheet is the only asset or liability recorded that relates to the Company’s variable interest in F-star Gamma at March 31, 2018 and December 31, 2017. The upfront payments of $0.5 million and $5.5 million, along with 1) the obligation to fund certain future research costs, 2) any future Fcab selection fee, technical milestone payments or monthly exclusivity fees and 3) any future license fees or pre-commercial milestone payments represent the Company’s maximum exposure to loss under the arrangements with F-star. The ultimate expense that the Company incurs under the arrangements with F-Star cannot be quantified at this time as the amount will vary based on the timing and outcome of future research activities.

Genentech

In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech”). The agreement gives the Company access to Genentech’s LRRK2 small molecule program for Parkinson’s disease. Under the agreement, Genentech granted the Company (i) an exclusive, worldwide, sublicenseable license under Genentech’s rights to certain patents and patent applications directed to small molecule compounds which bind to and inhibit LRRK2 and (ii) a non-exclusive, worldwide, sublicenseable license to certain related know-how, in each case, to develop and commercialize certain compounds and licensed products incorporating any such compound. The Company is obligated to use commercially reasonable efforts during the first three years of the agreement to research, develop and commercialize at least one licensed product.

As consideration, the Company paid an upfront fee of $8.5 million and a technology transfer fee of $1.5 million, both of which were recognized as research and development expense for the year ended December 31, 2016.

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

5.	Commitments and Contingencies

Lease Obligations

In September 2015, the Company entered into a non-cancelable operating lease for its corporate headquarters comprising 38,109 of rentable square feet in a building in South San Francisco (“Headquarters Lease”). The Headquarters Lease commenced on August 1, 2016 with a lease term of eight years. The Company has an option to extend the lease term for a period of five years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the original expiration of the lease term. The Headquarters Lease provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease provides both a tenant improvement allowance (“TIA”) of up to $7.4 million, of which $1.9 million will be repaid to the landlord in the form of additional monthly rent with interest applied. This additional monthly rent commenced in November 2016 when the entire TIA was utilized, and results in an increase of base rent of $0.4 million per year over the eight year lease term.

The total $7.4 million TIA has been recorded as leasehold improvements and deferred rent liability on the condensed consolidated balance sheet. The Company is amortizing the deferred rent liability as a reduction of rent expense and the leasehold improvement through an increase of depreciation expense of leasehold improvements ratably over the lease term. Under the terms of the Headquarters Lease, the Company was required to pay a security deposit of $0.5 million, which is recorded as other non-current assets in the accompanying condensed consolidated balance sheets.

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

As of March 31, 2018, the future minimum lease payments under the Headquarters Lease are as follows (in thousands):

Year Ended December 31:
2018 (nine months)	$1,947
2019	2,664
2020	2,745
2021	2,829
2022	2,915
2023 and later	4,790

$17,890

Rent expense for the three months ended March 31, 2018 and 2017 was $0.4 million and $0.6 million, respectively.

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

Commitments

Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company’s antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. As of March 31, 2018, the Company had executed the First Amendment to the DMSA (“First Amendment”) and the Second Amendment to the DMSA (“Second Amendment”), totaling $0.8 million and $11.8 million, respectively, for the development and manufacture of biologic products. The activities under both the First Amendment and the Second Amendment commenced in January 2018 and are expected to be completed in May 2019 and April 2024, respectively. During the three months ended March 31, 2018, the Company incurred costs of $0.1 million and made payments of $0.1 million for the development and manufacturing services rendered under the agreement. As of March 31, 2018, the Company had total non-refundable purchase commitments of $4.6 million under the DMSA.

6.	Stock-Based Awards

2017 Equity Incentive Plan

In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which initially reserved 6,379,238 shares for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. Awards granted under the 2017 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms.

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

As of March 31, 2018, there were 3,522,964 shares available for the Company to grant under the 2017 Plan.

Stock Option Activity

The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life	Aggregate Intrinsic Value
			(years)	(in thousands)
Balance at December 31, 2017	6,689,479	$4.08	8.37	$77,317
Options granted	2,555,504	22.10
Options exercised	(81,735)	2.67
Options forfeited	(65,970)	3.48

Balance at March 31, 2018	9,097,278	$9.16	8.71	$95,790

Options vested and expected to vest at March 31, 2018	7,352,546	$11.17	9.02	$62,622

Options exercisable at March 31, 2018	1,468,625	$3.32	8.26	$24,040

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $1.3 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, the weighted-average grant-date fair value of the options vested was $2.90 and $1.06 per share, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2018 and 2017 was $16.36 and $3.98 per share, respectively.

Stock Options Granted to Employees with Service-Based Vesting

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	6.08	6.08
Volatility	86.0% - 87.5%	90.5% - 91.3%
Risk-free interest rate	2.6% - 2.7%	2.0% - 2.3%
Dividend yield	—	—

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

Early Exercise of Stock Options

The Company permits early exercise of certain stock options prior to vesting by certain directors and officers. Any shares issued pursuant to unvested options are restricted and subject to repurchase by the Company until the conditions for vesting are met. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported in stockholders’ equity once those shares vest. Upon termination of employment of an option holder, the Company has the right to repurchase, at the original purchase price, any unvested restricted shares.

A total of $0.3 million and $31,874 was reclassified from other non-current liabilities to stockholders’ equity during the three months ended March 31, 2018 and 2017, respectively, related to vesting of early exercised options. $0.2 million and $0.5 million related to unvested early exercised options remained in other non-current liabilities as of March 31, 2018 and December 31, 2017, respectively.

Performance and Market Contingent Stock Options Granted to Employees

In August and November 2015, the Board of Directors granted 1,619,738 and 125,000 performance- and market- contingent awards to members of the senior management team, respectively. These awards have an exercise price of $0.68 per share.

These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. By definition, the market condition in these awards can only be achieved after the performance condition of a liquidity event has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any the milestones are not achieved by the specified timelines, such award will terminate and no longer be exercisable with respect to that portion of the shares. The maximum potential expense associated with the performance- and market- contingent awards is $6.2 million ($5.8 million and $0.4 million of general and administrative and research and development expense, respectively) if all of the performance and market conditions are achieved as stated in the option agreement.

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

Stock Options Granted to Non-Employees with Service-Based Vesting Valuation Assumptions

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The estimated fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2018	2017
Expected term (in years)	7.39 - 8.11	8.25 - 9.45
Volatility	89.1% - 90.5%	95.5% - 98.0%
Risk-free interest rate	2.7% - 2.7%	2.3% - 2.4%
Dividend yield	—	—

Restricted Stock Activity

The following table summarizes restricted stock activity:

	Shares	Weighted- Average Fair Value at Date of Grant per Share
Unvested at December 31, 2017	2,293,788	$0.18
Granted	—	—
Vested	(718,584)	0.18
Forfeited	—	—

Unvested at March 31, 2018	1,575,204	$0.18

Vested and expected to vest – March 31, 2018	1,575,204	$0.18

At March 31, 2018, there was $0.3 million of total unrecognized compensation cost related to unvested restricted stock, all which is expected to be recognized over a remaining weighted-average vesting period of 0.9 years.

Employee Stock Purchase Plan

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which initially reserved 1,000,000 shares of the Company’s common stock for employee purchases under terms and provisions established by the Board of Directors. Under the 2017 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The 2017 ESPP provides for consecutive, overlapping 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 31 or November 30 of each year, except for the first offering period which commenced on December 8, 2017, the first trading day after the effective date of the Company’s registration statement. Contributions under the 2017 ESPP are limited to a maximum of 15% of an employee’s eligible compensation.

The Company did not issue any new stock purchase rights under the 2017 ESPP during the three months ended March 31, 2018.

Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to employee and non-employee stock option and restricted stock awards, as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$1,686	$513
General and administrative	1,239	252

Total	$2,925	$765

As of March 31, 2018 and December 31, 2017, total unamortized stock-based compensation expense related to unvested employee stock-based awards that are expected to vest was $56.0 million and $17.2 million, respectively. As of March 31, 2018 and December 31, 2017, total unamortized stock-based compensation related to unvested non-employee stock-based awards that are expected to vest was $0.9 million and $0.5 million, respectively. The weighted-average periods over which such stock-based compensation expense will be recognized are approximately 3.6 years and 3.2 years, respectively.

The Company recorded stock-based compensation expense for options issued to non-employees of $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

7.	Net Loss and Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(23,678)	$(21,320)
Denominator:
Weighted average common shares outstanding	89,560,576	9,017,425
Net loss per share, basic and diluted	$(0.26)	$(2.36)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2018	2017
Series A-1 convertible preferred stock	—	46,114,423
Series A-2 convertible preferred stock	—	4,361,527
Series B-1 convertible preferred stock	—	8,124,365
Options issued and outstanding and ESPP shares issuable and outstanding	9,243,112	5,877,804
Restricted shares subject to future vesting	1,575,204	3,515,405
Early exercised common stock subject to future vesting	276,047	510,419
Shares to be issued under Incro acquisition agreement	—	81,164

Total	11,094,363	68,585,107

8.	Income Taxes

The Company has a history of losses, and expects to record a loss in 2018, and therefore has not recorded a provision for income taxes.

In December 2017, the U.S. government enacted the Tax Act (the “Act”). The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. In the consolidated financial statements in its annual report on Form 10-K, the Company calculated its best estimate of the impact of the Act in accordance with the Company’s understanding of the Act and guidance available at the time of filing. The tax rate decrease resulted in a reduction of $23.5 million in the Company’s deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance, as substantially all of its deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. As of March 31, 2018, management has completed its assessment and does not expect to record any future changes resulting from the Act. Further, no changes to provisional amounts as of December 31, 2017 were recorded during the quarter ended March 31, 2018.

9.	Subsequent Event

On May 2, 2018, the Company entered into an amendment to the Headquarters Lease described in Note 5, (the “Headquarters Lease Amendment”) to relocate and expand its headquarters to 148,020 rentable square feet in a to-be-constructed building located in South San Francisco, California (the “New Premises”). The Headquarters Lease Amendment has a term of ten years from the commencement date, which is the later of February 1, 2019 or the date that the premises are ready for occupancy. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term.

Under the terms of the Headquarters Lease Amendment, the Company was required to increase the security deposit of $0.5 million described in Note 5 to $1.5 million. The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provides a tenant improvement allowance (“TIA”) of up to $25.9 million, of which $4.4 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. Base rent will be approximately $0.4 million per month for the first six months following the commencement of the lease as to the replacement premises, and will increase to approximately $0.7 million per month in month seven and $0.8 million per month after the first year, with 3.5% annual increases thereafter to approximately $12.5 million in the final year of the term. The Company will also be required to pay the Company’s share of operating expenses for the New Premises.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. These statements generally relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q.

Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our development activities, preclinical studies and clinical trials, including the enrollment in such trials, and in particular the development of our blood-brain barrier (“BBB”) platform technology, core programs and biomarkers;

•	the extent to which any dosing limitations that we have been subject to, and/or may be subject to in the future, may affect the success of our product candidates;

•	the impact of preclinical findings on our ability to achieve exposures of our product candidates that allow us to explore a robust pharmacodynamic range of these candidates in humans;

•	the expected potential benefits and potential revenue resulting from strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	the terms and conditions of licenses granted to us and our ability to license and/or acquire additional intellectual property relating to our product candidates and BBB platform technology;

•	our ability to obtain funding for our operations, including funding necessary to develop and commercialize our current and potential future product candidates;

•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;

•	future agreements with third parties in connection with the commercialization of our product candidates;

•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	existing regulations and regulatory developments in the United States and foreign countries;

•	potential claims relating to our intellectual property and third-party intellectual property;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our potential plans and ability to develop our own manufacturing facilities;

•	the pricing and reimbursement of our product candidates, if approved and commercialized;

•	the success of competing products or platform technologies that are or may become available;

•	our ability to attract and retain key managerial, scientific and medical personnel;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to enhance operational, financial and information management systems;

•	our financial performance; and

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors”. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section entitled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our total portfolio currently consists of thirteen programs. To prioritize the allocation of our resources, we designate certain programs as core programs and others as seed programs, and we currently have seven core programs and six seed programs. Our most advanced core programs are our LRRK2 inhibitor program to address Parkinson’s disease and our RIPK1 inhibitor program to address Alzheimer’s disease and ALS. The two most advanced product candidates in our LRRK2 program, DNL201 and DNL151, are potent, selective and brain-penetrant small molecule LRRK2 inhibitor product candidates for Parkinson’s disease. DNL201 is currently in a Phase 1 clinical trial in healthy volunteers in the United States, and DNL151 is currently in a Phase 1 clinical trial in healthy volunteers in the Netherlands. The most advanced product candidate in our RIPK1 inhibitor program, DNL747, is a potent, selective and brain-penetrant small molecule RIPK1 inhibitor product candidate for ALS and Alzheimer’s disease is currently in a Phase 1 clinical trial in healthy volunteers in the Netherlands.

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

To complement our internal capabilities, we have entered into arrangements with biopharmaceutical companies, numerous leading academic institutions and foundations to gain access to new product candidates, enable and accelerate the development of our existing programs and deepen our scientific understanding of certain areas of biology. We rely on third-party contract manufacturers to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We currently do not need commercial manufacturing capacity.

Since we commenced operations in May 2015, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in neurodegenerative disease pathways.

Key operational and financing milestones in the first quarter of 2018 include:

•	On January 3, 2018, we entered into the Takeda Collaboration Agreement pursuant to which we granted Takeda an option with respect to three of our programs to develop and commercialize, jointly with us, certain biologic products that are enabled by our BBB delivery technology and intended for the treatment of neurodegenerative disorders. Pursuant to this agreement, we received an upfront payment of $40.0 million in February 2018, as well as the first preclinical milestone payment of $5.0 million related to one of our programs. Further, under the associated common stock purchase agreement (the “Stock Purchase Agreement”), we received proceeds of $110.0 million for the sale of 4,214,559 shares of our common stock which were issued on February 23, 2018.

•	On February 7, 2018, we submitted a CTA for DNL747 to the Netherlands Health Authority, and we initiated a Phase 1 clinical trial of DNL747 in healthy volunteers in the Netherlands in March 2018.

•	Following the first quarter, in April 2018, one of our pending patent applications directed to the composition of matter of DNL151 issued in the United States.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the proceeds from our IPO and cash proceeds from Takeda under the Takeda Collaboration Agreement.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our net losses were $23.7 million and $21.3 million for the three months ended March 31, 2018, and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $215.4 million. We expect to continue to incur significant expenses and operating losses as we advance our LRRK2 and RIPK1 programs through preclinical and clinical trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

Components of Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2018, we recognized $0.6 million of collaboration revenue from the Takeda Collaboration Agreement.

In the future, we will continue to recognize revenue from the Takeda Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Collaboration revenue	$641	$—	$641	*	%

Operating expenses:
Research and development	20,819	18,470	2,349	13
General and administrative	5,570	3,274	2,296	70

Total operating expenses	26,389	21,744	4,645	21

Loss from operations	(25,748)	(21,744)	(4,004)	18
Interest income, net	2,070	424	1,646	388

Net loss	$(23,678)	$(21,320)	$(2,358)	11%

*	Percentage is not meaningful.

Collaboration Revenue. Collaboration Revenue was $0.6 million for the three months ended March 31, 2018, with no revenue recognized for the three months ended March 31, 2017. The increase was due to revenue recognized under our Takeda Collaboration Agreement.

Research and development expenses. Research and development expenses were $20.8 million for the three months ended March 31, 2018 compared to $18.5 million for the three months ended March 31, 2017.

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
LRRK2 program external expenses	$3,208	$3,862	$(654)	(17)%
RIPK1 program external expenses	1,853	2,475	(622)	(25)
BBB platform external expenses	651	770	(119)	(15)
Other external research and development expenses	3,550	2,820	730	26
Personnel related expenses (1)	7,740	5,377	2,363	44
Other unallocated research and development expenses	3,817	3,166	651	21

Total research and development expenses	$20,819	$18,470	$2,349	13%

(1)	Personnel related expenses include stock-based compensation expense of $1.7 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, reflecting an increase of $1.2 million.

The increase in total research and development expenses of $2.3 million was primarily attributable to a $1.2 million increase in stock-based compensation expense mainly due to the increased value of our common stock, a $1.2 million increase in other personnel related expenses due to an increase in our research and development headcount, a $0.7 million increase in other external research and development expenses, and a $0.7 million increase in other unallocated research and development expenses. The increase in other external research and development expenses reflects our increased investment in growing and developing our pipeline. The increase in other unallocated research and development expenses of $0.7 million was primarily due to an increase in lab consumable expenses of $0.3 million and an increase in facilities related expenses of $0.3 million, both of which are attributable to increases in research and development headcount.

These increases were partially offset by a $0.7 million decrease in LRRK2 program external expenses and a $0.6 million decrease in RIPK1 program external expenses. The decrease in LRRK2 is primarily due to the significant contract manufacturing expenses incurred during the first quarter of 2017 in preparation for the commencement of the Phase 1 clinical trial for DNL 201, and the decrease in RIPK1 is primarily due to the fact that the expenses related to the Phase 1 clinical trial for DNL104, which was terminated in April 2017, during the first quarter of 2017 exceeded expenses related to the Phase 1 clinical trial for DNL 747, which commenced late in the first quarter of 2018.

General and administrative expenses. General and administrative expenses were $5.6 million for the three months ended March 31, 2018 compared to $3.3 million for the three months ended March 31, 2017, including stock-based compensation expense of $1.2 million and $0.2 million in the three months ended March 31, 2018 and 2017 respectively. The increase of $2.3 million was primarily attributable to a $1.0 million increase in stock-based compensation expense mainly due to increased value of common stock, a $0.6 million increase in legal expenses and other professional services to support our ongoing operations as a public company, and a $0.5 million increase in other personnel related expenses due to an increase in our general and administrative headcount.

Interest income, net. Interest income, net was $2.1 million for the three months ended March 31, 2018 compared to $0.4 million for the three months ended March 31, 2017. The increase of $1.6 million reflects that the marketable securities balances were higher in 2018 than in 2017, and increased interest rates on marketable securities in our portfolio for the three months ended March 31, 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily from the issuance and sale of convertible preferred stock, the proceeds from our IPO and cash proceeds under our Takeda Collaboration Agreement. In December 2017, we completed our IPO pursuant to which we issued 15,972,221 shares of our common stock, including 2,083,333 shares sold pursuant the underwriters’ full exercise of their option to purchase additional shares, at a price of $18.00 per share. We received $264.3 million from our IPO, net of underwriting discounts and commissions, and offering expenses incurred by us.

Pursuant to the Takeda Collaboration Agreement, we received a $40.0 million upfront payment and a $5.0 million preclinical milestone in February 2018. Further, under the associated Stock Purchase Agreement we received a further $110.0 million in February 2018 in exchange for 4,214,559 shares of common stock issued.

As of March 31, 2018, we had cash, cash equivalents and marketable securities in the amount of $592.8 million.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, either will occur.

We expect to continue to incur substantial additional losses for the foreseeable future as we expand our research and development activities and continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. Further, we expect general and administrative expenses to increase as we will now incur additional costs associated with operating as a public company. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates or from our Takeda Collaboration Agreement, or future agreements with other third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $215.4 million through March 31, 2018. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash provided by (used in) operating activities	$33,577	$(18,809)
Cash provided by (used in) investing activities	(301,274)	15,383
Cash provided by financing activities	93,239	324

Net decrease in cash and cash equivalents	$(174,458)	$(3,102)

Cash Provided By (Used in) Operating Activities

During the three months ended March 31, 2018, cash provided by operating activities was $33.6 million, which consisted of a net loss of $23.7 million, adjusted by non-cash expenses of $3.3 million and cash provided by changes in our operating assets and liabilities of $54.1 million. The non-cash expenses consisted primarily of stock-based compensation expense of $2.9 million and depreciation expense of $0.9 million. The change in our operating assets and liabilities was primarily due to an increase of $60.0 million in a contract liability related to the Takeda Collaboration Agreement, and a decrease of $3.3 million in accrued and other current liabilities, primarily attributable to the payout of the employee bonuses during the first quarter of 2018 which were accrued in December 2017.

During the three months ended March 31, 2017, cash used in operating activities was $18.8 million, which consisted of a net loss of $21.3 million, adjusted by non-cash expenses of $1.7 million and cash provided by changes in our operating assets and liabilities of $0.7 million. The non-cash expenses consisted primarily of stock-based compensation expense of $0.8 million and depreciation expense of $0.7 million. The change in our operating assets and liabilities was primarily due to a decrease of $2.0 million in prepaid expenses and other assets due to a large prepayments made in December 2016 for services performed during the first quarter of 2017, partially offset by a $1.7 million decrease in accounts payable and accrued and other liabilities, primarily attributable to the payout of the employee bonuses during the first quarter of 2017 which were accrued in December 2016.

Cash Provided By (Used in) Investing Activities

During the three months ended March 31, 2018, cash used in investing activities was $301.3 million, which consisted of $328.0 million of purchases of marketable securities and $0.5 million of capital expenditures to purchase property and equipment, partially offset by $27.3 million in proceeds from the maturity of marketable securities.

During the three months ended March 31, 2017, cash provided by investing activities was $15.4 million, which consisted of $33.2 million in proceeds from the maturity of marketable securities, partially offset by $16.9 million of purchases of marketable securities and $0.9 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the three months ended March 31, 2018, cash provided by financing activities was $93.2 million, which consisted of the $94.4 million market value of the 4,214,559 shares of common stock issued to Takeda in February 2018 under the Stock Purchase Agreement, and $0.2 million of proceeds from the exercise of common stock options. These amounts were partially offset by $1.4 million for payments of issuance costs related to the issuance of common and preferred stock.

During the three months ended March 31, 2017, cash provided by financing activities was $0.3 million, which represents the proceeds from the exercise of common stock options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. Our F-star Collaboration Agreement represents a variable interest in a variable interest entity, or VIE, F-star Gamma. However, we do not consolidate F-star Gamma in our consolidated financial statements because we have determined that we are not considered to be its primary beneficiary.

Contractual Obligations and Commitments

Effective September 2017, we entered into a development and manufacturing services agreement, as amended (the “DMSA” or the “Lonza agreement”), with Lonza Sales AG (“Lonza”), for the development and manufacture of biologic products. Under the DMSA, we will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of our antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the Lonza agreement will expire on September 6, 2022. As of March 31, 2018, we had executed the First Amendment to the DMSA (“First Amendment”) and the Second Amendment to the DMSA (“Second Amendment”), totaling $0.8 million and $11.8 million, respectively, for the development and manufacture of biologic products. The activities under both the First Amendment and the Second Amendment commenced in January 2018 and are expected to be completed in May 2019 and April 2024, respectively. During the three months ended March 31, 2018, we incurred costs of $0.1 million and made payments of $0.1 million for the development and manufacturing services rendered under the agreement. As of March 31, 2018, we have total non-refundable purchase commitments of $4.6 million under the DMSA.

On May 2, 2018, we entered into an amendment to our Headquarters Lease (the “Headquarters Lease Amendment”) to relocate and expand our headquarters to 148,020 rentable square feet in a to-be-constructed building in South San Francisco, California (the “New Premises”). The Headquarters Lease Amendment has a term of ten years from the commencement date, which is the later of February 1, 2019 or the date that the premises are ready for occupancy. We have an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term.

Under the terms of the Headquarters Lease Amendment, we were required to increase the security deposit of $0.5 million to $1.5 million. The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provides a tenant improvement allowance (“TIA”) of up to $25.9 million, of which $4.4 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. Base rent will be approximately $0.4 million per month for the first six months following the commencement of the lease as to the replacement premises, and will increase to approximately $0.7 million per month in month seven and $0.8 million per month after the first year, with 3.5% annual increases thereafter to approximately $12.5 million in the final year of the term. We will also be required to pay our share of operating expenses for the New Premises.

Other than those detailed above, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 19, 2018.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other than the addition of the revenue recognition policy included below, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 19, 2018.

Revenue Recognition

License and Collaboration Revenues

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. The accounting treatment pursuant to Topic 606 is outlined below.

The terms of licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on estimated selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation.

We record amounts received prior to satisfying the revenue recognition criteria as contract liabilities in our consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in our consolidated balance sheets. If we expect to have an unconditional right to receive the consideration in the next twelve months this will be classified in current assets. We present a net contract asset or liability for each contract with a customer.

At contract inception, we assess the goods or services promised in a contract with a customer and identify those distinct goods and services that represent a performance obligation. A promised good or service may not be identified as a performance obligation if it is immaterial in the context of the contract with the customer, if it is not separately identifiable from other promises in the contract (either because it is not capable of being separated or because it is not separable in the context of the contract), or if the performance obligation does not provide the customer with a material right.

We consider the terms of the contract and our customary business practices to determine the transaction price. The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration will only be included in the transaction price when it is not considered constrained, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

If it is determined that multiple performance obligations exist, at the inception of the agreement we will allocate the transaction price to all identified performance obligations based on the relative standalone selling prices. We estimate the relative selling price for each deliverable using objective evidence if it is available. If objective evidence is not available, we use our best estimate of the selling price for the deliverable.

Revenue is recognized when, or as, we satisfy a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset, which for a service is considered to be as the services are received and used. We recognize revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the good or service promised to the customer.

After contract inception, we reassess the transaction price at every period end, and update for changes such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception.

We may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.

Recent Accounting Pronouncements

Except as described in Note 1 to the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2018, as compared to the recent accounting pronouncements described in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 19, 2018, that are of significance or potential significance to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $592.8 million as of March 31, 2018, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment charter. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily British Pounds, Swiss Francs and the Euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities associated with a limited number of preclinical and clinical activities. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock. The risk factors set forth below are substantially the same as the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2018.

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

We have incurred net losses in each reporting period since our inception, including net losses of $23.7 million and $21.3 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $215.4 million.

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

As of March 31, 2018, we had $592.8 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Our current total portfolio consists of thirteen programs. We designate certain programs as core programs and others as seed programs. Together, these programs require significant capital investment. We currently have seven core programs and six seed programs which are at various stages of research, discovery, preclinical and early clinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. We regularly review the designation of each program as core or seed, and terminate those programs which do not meet our development criteria, which we have done with five programs in the past two years.

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

Our most advanced product candidate, DNL201, is currently in a Phase 1 clinical trial in healthy volunteers. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA. Our second most advanced product candidate, DNL151, is currently in a Phase 1 clinical trial in healthy volunteers. Our third most advanced product candidate, DNL747, is currently in a Phase 1 clinical trial in healthy volunteers. In the nonclinical safety studies for DNL201, DNL151, and DNL747, toxicities were observed at high doses in rat and/or cynomolgus monkey above doses and exposures that will be tested in the clinic. We cannot assure you that DNL201, DNL151, DNL747 or our other product candidates will not be subject to new, partial or full clinical holds in the future.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of April 30, 2018, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we do not own or in-license any issued United States patents covering the composition of matter of the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or any issued United States patents that cover the composition of matter of antibodies or enzymes being developed in our TREM2, aSyn, or IDS core programs. We have filed or intend to file patent applications on these aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, core programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our BBB platform technology, product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our BBB platform technology, product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop our BBB platform technology and product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of neurodegeneration and BBB technology and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third party intellectual property holders. We may also require licenses from third parties for certain BBB technologies that we are evaluating for use with our current or future product candidates. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our BBB platform technology. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our BBB platform technology, product candidates or other technologies infringes upon these patents. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our BBB platform technology, product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our BBB platform technology, product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

As of March 31, 2018, we had approximately 140 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have in the past engaged in acquisitions and strategic partnerships, and we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. For instance, in January 2018 we entered into the Takeda Collaboration Agreement, and in connection therewith we issued and sold to Takeda 4,214,559 shares of our common stock for an aggregate purchase price of $110.0 million in February 2018. Any acquisition or strategic partnership may entail numerous risks, including:

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

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $134.1 million, and federal research and development tax credit carryforwards of approximately $2.9 million which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our initial public offering (“IPO”), in December 2017 and recent private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the market standoff and lock-up agreements, the early release of these agreements, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 31, 2018, we had 94,440,266 shares of common stock outstanding. Of these shares, the 15,972,221 shares sold in our initial public offering may be resold in the public market immediately, unless purchased by our affiliates. Approximately 78,468,045 shares, or 83.1% of our outstanding shares as of March 31, 2018, are currently prohibited or otherwise restricted under securities laws, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters of our initial public offering; however, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, these shares will be able to be sold in the public market beginning as early as June 6, 2018.

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

Moreover, as of March 31, 2018, certain holders of approximately 64,913,502 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. In addition, Takeda is entitled to certain registration rights with respect to the 4,214,559 shares of our common stock it purchased following termination of the transfer restrictions if such shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of March 31, 2018, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 67.6% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

We have never paid cash dividends on our common stock and do not anticipate that we will pay any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to maintain and expand our existing operations. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On February 23, 2018, we issued and sold 4,214,559 shares of common stock to Takeda for aggregate proceeds of $110.0 million in connection with the Takeda Collaboration Agreement. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

The offer, sale and issuance of the securities described above was exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. The recipient of securities in this transaction was an accredited person and had adequate access, through employment, business or other relationships, to information about the registrant.

No other unregistered securities were sold by us from January 1, 2018 through March 31, 2018.

Use of Proceeds from Registered Securities

On December 7, 2017, our Registration Statement on Form S-1 (File No. 333-221522) was declared effective by the SEC for our initial public offering of common stock. We started trading on The NASDAQ Global Select Market on December 8, 2017, and the transaction formally closed on December 12, 2017. In connection with the initial public offering, we sold an aggregate of 15,972,221 shares of common stock, including 2,083,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. The aggregate offering price for shares sold in the offering was $287.5 million. The joint book-running managers for the initial public offering were Goldman, Sachs & Co. LLC, Morgan Stanley & Co. LLC, and J.P. Morgan Securities LLC. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $23.2 million, the net proceeds from the offering were approximately $264.3 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 8, 2017 pursuant to Rule 424(b)(4). We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017

10.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, dated January 18, 2018.	10-K	001-38311	10.12.1	3/19/2018

10.2#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.16	3/19/2018

10.3	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.17	3/19/2018

10.4	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.	10-K	001-38311	10.18	3/19/2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date: May 11, 2018	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2018	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)