Form 10-K/A
period 2017-12-31
Denali Therapeutics Inc.
filed 2018-07-13
CIK 1714899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on December 8, 2017 as reported by the NASDAQ Global Select Market on such date was approximately $628.4 million. The registrant has elected to use December 8, 2017, which was the initial trading date on the NASDAQ Global Select Market, as the calculation date because on June 30, 2017, the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of outstanding shares of the registrant’s common stock as of March 12, 2018 was 94,429,245.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement was filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2017 fiscal year ended December 31, 2017.

EXPLANATORY NOTE

Denali Therapeutics Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 19, 2018. The purpose of this Amendment is to refile Exhibit 10.16, which was originally filed with the Form 10-K, with revised redactions in response to comments received from the staff of the Securities and Exchange Commission on the confidential treatment request filed by the Company with respect to Exhibit 10.16.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.16, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The consolidated financial statements of the Company were previously submitted with the original filing of this Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017

4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated May 8, 2015, as amended on June 4, 2015, July 22, 2015 and June 22, 2016.	S-1	333-221522	4.1	11/13/2017

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-221522	4.2	11/27/2017

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-221522	10.1	11/27/2017

10.2+	2015 Stock Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-221522	10.2	11/13/2017

10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-221522	10.3	11/27/2017

10.4+	2017 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-221522	10.4	12/7/2017

10.5+	Offer Letter between the Registrant and Ryan J. Watts, Ph.D., dated November 10, 2017.	S-1	333-221522	10.5	11/13/2017

10.6+	Offer Letter between the Registrant and Alexander O. Schuth, M.D., dated November 10, 2017.	S-1	333-221522	10.6	11/13/2017

10.7+	Offer Letter between the Registrant and Steve E. Krognes, dated November 10, 2017.	S-1	333-221522	10.7	11/13/2017

10.8+	Offer Letter between the Registrant and Carole Ho, M.D., dated November 10, 2017.	S-1	333-221522	10.8	11/13/2017

10.9	Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated September 24, 2015.	S-1	333-221522	10.9	11/13/2017

10.10Ü	Exclusive License Agreement between the Registrant and Genentech, Inc., dated June 17, 2016.	S-1	333-221522	10.10	11/13/2017

10.11Ü	License and Collaboration Agreement between the Registrant, F-star Gamma Limited, f-star Biotechnologische Forschungs-und Entwicklungsges m.b.H. and F-star Biotechnology Limited, dated August 24, 2016.	S-1	333-221522	10.11	11/13/2017

10.12Ü	Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017.	S-1	333-221522	10.12	11/13/2017

10.12.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, dated January 18, 2018.	10-K	001-38311	10.12.1	3/19/2018

10.13+	Key Executive Change in Control and Severance Plan.	S-1	333-221522	10.13	11/13/2017

10.14+	Executive Incentive Compensation Plan.	S-1	333-221522	10.14	11/13/2017

10.15+	Outside Director Compensation Policy.	S-1	333-221522	10.15	11/13/2017

10.16#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.

10.17	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.17	3/19/2018

10.18	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.	10-K	001-38311	10.18	3/19/2018

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38311	23.1	3/19/2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-38311	31.1	3/19/2018

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-38311	31.2	3/19/2018

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1^	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2^	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Ü	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
+	Indicates management contract or compensatory plan.
^	Previously furnished with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2018. The information in this exhibit is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the hereof, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 13, 2018

DENALI THERAPEUTICS INC.

By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer