Form 10-Q
period 2018-06-30
Denali Therapeutics Inc.
filed 2018-08-09
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38311
_______________________________________
Denali Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_______________________________________

Delaware	46-3872213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Oyster Point Blvd., 2nd Floor South San Francisco, CA, 94080
(Address of principal executive offices and zip code)
(650) 866-8548
(Registrant’s telephone number, including area code)
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of August 2, 2018 was 94,807,111.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$33,088	$218,375
Short-term marketable securities	339,503	187,851
Prepaid expenses and other current assets	4,827	3,381
Total current assets	377,418	409,607
Long-term marketable securities	178,703	60,750
Property and equipment, net	13,323	14,923
Other non-current assets	2,611	1,441
Total assets	$572,055	$486,721
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,176	$2,716
Accrued liabilities	5,537	5,364
Accrued compensation	2,751	5,166
Contract liability	8,715	—
Deferred rent	4,782	855
Other current liabilities	47	63
Total current liabilities	31,008	14,164
Contract liability, less current portion	49,590	—
Deferred rent, less current portion	1,029	6,294
Other non-current liabilities	156	467
Total liabilities	81,783	20,925
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 93,321,745 shares and 87,480,362 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,259	1,201
Additional paid-in capital	760,605	656,660
Accumulated other comprehensive loss	(1,493)	(368)
Accumulated deficit	(270,099)	(191,697)
Total stockholders' equity	490,272	465,796
Total liabilities and stockholders’ equity	$572,055	$486,721
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$1,648	$—	$2,289	$—
Operating expenses:
Research and development	52,134	19,004	72,953	37,474
General and administrative	6,896	3,564	12,466	6,838
Total operating expenses	59,030	22,568	85,419	44,312
Loss from operations	(57,382)	(22,568)	(83,130)	(44,312)
Interest and other income, net	2,658	434	4,728	858
Net loss	(54,724)	(22,134)	(78,402)	(43,454)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(206)	18	(1,125)	(4)
Comprehensive loss	$(54,930)	$(22,116)	$(79,527)	$(43,458)
Net loss per share, basic and diluted	$(0.59)	$(2.29)	$(0.86)	$(4.65)
Weighted average number of shares outstanding, basic and diluted	92,899,524	9,670,449	91,239,274	9,346,051
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(78,402)	$(43,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,709	1,497
Stock–based compensation expense	7,635	1,824
Net amortization of premiums and discounts on marketable securities	(1,092)	685
Gain on disposal of property and equipment	(36)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,718)	1,266
Accounts payable	7,094	(446)
Accrued and other current liabilities	(1,403)	2,423
Deferred rent	(1,339)	—
Contract liability	58,305	—
Other non-current liabilities	—	(173)
Net cash used in operating activities	(8,247)	(36,378)
Investing activities
Purchase of marketable securities	(361,686)	(28,156)
Purchase of property and equipment	(1,109)	(1,437)
Maturities and sales of marketable securities	92,049	67,050
Net cash (used in) provided by investing activities	(270,746)	37,457
Financing activities
Payments of issuance costs related to issuance for common stock	(1,342)	—
Payments of issuance costs related to issuance for preferred stock	(44)	—
Issuance of common stock in connection with collaboration agreement	94,406	—
Proceeds from exercise of awards under equity incentive plans	1,651	375
Net cash provided by financing activities	94,671	375
Net (decrease) increase in cash, cash equivalents and restricted cash	(184,322)	1,454
Cash, cash equivalents and restricted cash at beginning of period	218,910	40,388
Cash, cash equivalents and restricted cash at end of period	$34,588	$41,842
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Significant Accounting Policies
Organization and Description of Business

Denali Therapeutics Inc. ("Denali" or the “Company”) is a biopharmaceutical company, incorporated in Delaware, that discovers and develops therapeutics to defeat neurodegenerative diseases. The Company is headquartered in South San Francisco, California.
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 19, 2018 (the "2017 Annual Report on Form 10-K"). The condensed consolidated Balance Sheet as of December 31, 2017 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three and six months ended June 30, 2018, except as discussed below in the sections titled Derivatives and Hedging Activities, Revenue Recognition, and Recently Adopted Accounting Standards, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2017 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K.
Initial Public Offering

On December 7, 2017, the Company's Registration Statement on Form S-1 was declared effective by the SEC for Denali's initial public offering ("IPO") of common stock. In connection with the IPO, the Company sold an aggregate of 15,972,221 shares of common stock, including 2,083,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, were $264.3 million. Upon the closing of the IPO, all then-outstanding shares of Company convertible preferred stock converted into 60,365,020 shares of common stock. The related carrying value of $378.6 million was reclassified to common stock and additional paid-in capital.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated on consolidation. For the Company and its subsidiary, the functional currency has been determined to be U.S. dollars. Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in interest and other income, net in the condensed consolidated statements of operations and comprehensive loss.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material to the condensed consolidated financial position and statements of operations and comprehensive loss.
Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and forward foreign currency exchange contracts. Substantially all of the Company’s cash and cash equivalents are deposited in accounts with financial institutions that management believes are of high credit quality. Such deposits have and will continue to exceed federally insured limits. The Company maintains its cash with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash deposits.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the Company had no off-balance sheet concentrations of credit risk.

The Company is exposed to counterparty credit risk on all of its derivative financial instruments. The Company has established and maintains strict counterparty credit guidelines and enters into hedges only with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company does not require collateral to be pledged under these agreements.

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
Derivatives and Hedging Activities

The Company accounts for its derivative instruments as either assets or liabilities on the condensed consolidated balance sheet and measures them at fair value. Derivatives are adjusted to fair value through Interest and other income, net in the condensed consolidated statements of operations and comprehensive loss.
Revenue Recognition

License and Collaboration Revenues

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. The accounting treatment pursuant to Topic 606 is outlined below.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company's consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The FASB issued further updates to this guidance in July 2018 through ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. The Company plans to adopt this standard on January 1, 2019. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. Management is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position and results of operations. Management expects that the adoption of this standard will result in the recognition of an asset for the right to use a leased facility on the Company’s balance sheet, as well as the recognition of a liability for the lease payments remaining on the lease. While the balance sheet presentation is expected to change, management does not expect a material change to the condensed consolidated statements of operations and comprehensive loss or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.
Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014–09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The FASB issued further updates to this guidance through ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, ASU 2016-10 Identifying Performance Obligations and Licensing and ASU 2016-08 Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). The new standard is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. This standard was adopted on January 1, 2018 using a full retrospective application. There was no impact to the consolidated financial statements upon adoption of ASU 2014-09 as the Company had not recognized any revenue through December 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of ASU 2016-18 is to clarify the guidance for and presentation of restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. This standard was adopted on January 1, 2018. Accordingly, the condensed consolidated statements of cash flows and Note 3 " Cash and Marketable Securities" have been updated to reconcile cash, cash equivalents and restricted cash for all periods presented.

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

2.	Fair Value Measurements

Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$16,547	$—	$—	$16,547
Short-term marketable securities:
U.S. government treasuries	172,809	—	—	172,809
U.S. government agency securities	—	110,958	—	110,958
Corporate debt securities	—	45,052	—	45,052
Commercial paper	—	10,684	—	10,684
Long-term marketable securities:
U.S. government treasuries	89,825	—	—	89,825
U.S. government agency securities	—	26,617	—	26,617
Corporate debt securities	—	62,261	—	62,261
Total	$279,181	$255,572	$—	$534,753
Liabilities:
Foreign currency derivative contracts	$—	$32	$—	$32
Total	$—	$32	$—	$32

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$212,868	$—	$—	$212,868
Short-term marketable securities:
U.S. government treasuries	42,587	—	—	42,587
U.S. government agency securities	—	106,139	—	106,139
Corporate debt securities	—	39,125	—	39,125
Long-term marketable securities:
U.S. government treasuries	39,848	—	—	39,848
U.S. government agency securities	—	19,911	—	19,911
Corporate debt securities	—	991	—	991
Total	$295,303	$166,166	$—	$461,469
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

There were no transfers of assets or liabilities between the fair value measurement levels during the three and six months ended June 30, 2018 or 2017.

3.	Cash and Marketable Securities
Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$33,088	$218,375	$41,307
Restricted cash included within prepaid expenses and other current assets	—	84	84
Restricted cash included within other non-current assets	1,500	451	451
Total cash, cash equivalents, and restricted cash	$34,588	$218,910	$41,842
Marketable Securities

All marketable securities were considered available-for-sale at June 30, 2018 and December 31, 2017. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$173,095	$—	$(286)	$172,809
U.S. government agency securities	111,188	—	(230)	110,958
Corporate debt securities	45,214	—	(162)	45,052
Commercial paper	10,684	—	—	10,684
Total short-term marketable securities	340,181	—	(678)	339,503
Long-term marketable securities:
U.S. government treasuries	90,145	—	(320)	89,825
U.S. government agency securities	26,781	—	(164)	26,617
Corporate debt securities	62,592	—	(331)	62,261
Total long-term marketable securities	179,518	—	(815)	178,703
Total	$519,699	$—	$(1,493)	$518,206

	December 31, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$42,614	$—	$(27)	$42,587
U.S. government agency securities	106,368	—	(229)	106,139
Corporate debt securities	39,197	—	(72)	39,125
Total short-term marketable securities	188,179	—	(328)	187,851
Long-term marketable securities:
U.S. government treasuries	39,868	—	(20)	39,848
U.S. government agency securities	19,931	—	(20)	19,911
Corporate debt securities	991	—	—	991
Total long-term marketable securities	60,790	—	(40)	60,750
Total	$248,969	$—	$(368)	$248,601

As of June 30, 2018 and December 31, 2017, certain of the Company’s marketable securities were in an unrealized loss position. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment for the three and six months ended June 30, 2018 and 2017. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.

4.	Derivative Financial Instruments
Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted cash flows being denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound. The derivative instruments the Company uses to hedge this exposure are not designated as cash flow hedges, and as a result, changes in their fair value are recorded in Interest and other income, net, on the Company's condensed consolidated statements of operations and comprehensive loss.

The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates and take into consideration the current creditworthiness of the counterparties. Information regarding the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations is provided below. The Company did not have foreign currency exchange contracts prior to June 2018.

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of June 30, 2018 (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional Amount in Foreign Currency	Maturity
Euros	10	2,123	Jul. 2018 - May 2019
British Pounds	8	1,113	Nov. 2018 - Jun. 2019
Swiss Francs	8	813	Aug. 2018 - Apr. 2019
Total	26

The maximum length of time over which the Company is hedging its exposure to changes in exchange rates is June 2019.

The derivative liability balance of $31,952 is recorded in Other current liabilities on the condensed consolidated balance sheet as of June 30, 2018, and the net loss associated with the Company's derivative instruments of $31,952 is recognized in Interest and other income, net on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2018.

5.	Acquisition

In August 2016, the Company entered into a License and Collaboration Agreement (“F-star Collaboration Agreement”) with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-Und Entwicklungsges M.B.H ("F-star GmbH") and F-star Biotechnology Limited ("F-Star Ltd") (collectively, “F-star”) to leverage F-star’s modular antibody technology and the Company’s expertise in the development of therapies for neurodegenerative diseases. In connection with the entry into the F-star Collaboration Agreement, the Company also purchased an option for an upfront option fee of $0.5 million (the “buy-out-option”), to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement (the “Option Agreement”).

On May 30, 2018, the Company exercised such buy-out option and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which the Company acquired all of the outstanding shares of F-star Gamma (the “Acquisition”).

As a result of the Acquisition, F-star Gamma has become a wholly-owned subsidiary of the Company and the Company has changed the entity’s name to Denali BBB Holding Limited. In addition, the Company became a direct licensee of certain intellectual property of F-star Ltd (by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”)). The Company has made initial exercise payments under the Purchase Agreement and the F-star Gamma License in the aggregate, of $18.0 million, less the estimated net liabilities of F-star Gamma, which is approximately $0.2 million. In addition, the Company is required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. The amount of the contingent payments varies based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by the Company or solely by F-star or jointly by the Company and F-star.

Under the terms of the original F-star Collaboration Agreement, the Company could nominate up to three Fcab targets (“Accepted Fcab Targets”) within the first three years of the date of the F-star Collaboration Agreement. Upon entering into the F-star Collaboration Agreement, the Company had selected transferrin receptor (“TfR”) as the first Accepted Fcab Target and paid F-star Gamma an upfront fee of $5.5 million, which included selection of the first Accepted Fcab Target. In May 2018, the Company exercised its right to nominate two additional Fcab Targets and identified a second Accepted fcab Target. The Company is obligated to make a one-time payment for the two additional Accepted Fcab Targets of, in the aggregate, $6.0 million and has extended the time period for its selection of the third Accepted Fcab Target until approximately the fourth anniversary of the date of the original F-Star Collaboration Agreement.

The Company is also responsible for certain research costs incurred by F-star Ltd in conducting activities under each agreed development plan, for up to 24 months. These research costs for the agreed TfR development plan will be up to $2.1 million.

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. The Company recorded the upfront purchase price less estimated net liabilities acquired of $17.8 million in research and development expense in the accompanying condensed consolidated statement of operations and comprehensive loss in the three and six months ended June 30, 2018 since it represented consideration for in-process research and development with no future alternative use. The upfront option fee of $0.5 million previously included within other non-current assets was also included in research and development expense during the three and six months ended June 30, 2018.

As this transaction was accounted for as an asset purchase rather than a business combination, no amounts were recognized on the acquisition date relating to the contingent consideration. Contingent consideration will be recognized in research and development expense as incurred.

The Company recognized $0.2 million and $0.5 million of research and development expense related to the funding of F-star Gamma research costs during the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2017, respectively.

6.	License and Collaboration Agreements
Takeda

On January 3, 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option in respect of three programs to develop and commercialize, jointly with the Company, certain biologic products that are enabled by Denali's BBB delivery technology and intended for the treatment of neurodegenerative disorders. The three programs are Denali’s ATV:BACE1/Tau and ATV: TREM2 programs, as well as a third identified discovery stage program. The Takeda Collaboration Agreement became effective on February 12, 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied.

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

If Takeda exercises its option for a particular target, Denali and Takeda will share equally the development and commercialization costs, and, if applicable, the profits, for each collaboration program. However, for each collaboration program, the Company may elect not to continue sharing development and commercialization costs, or Takeda may elect to terminate Denali's cost-profit sharing rights and obligations if, following notice from Takeda and a cure period, the Company fails to satisfy its cost sharing obligations with respect to the relevant collaboration program. After such an election by the Company or termination by Takeda becomes effective, Denali will no longer be obligated to share in the development and commercialization costs for the relevant collaboration program, and will not share in any profits from that collaboration program. Instead the Company will be entitled to receive tiered royalties. The royalty rates will be in the low- to mid-teen percentages on net sales, or low- to high-teen percentages on net sales if certain co-funding thresholds have been met at the time of the Company's election to opt out of co-development or Takeda’s termination of Denali's cost-profit sharing rights and obligations, and, in each case, these royalty rates will be subject to certain reductions specified in the Takeda Collaboration Agreement. Takeda will pay these royalties for each biologic product included in the relevant collaboration program, on a country-by-country basis, until the latest of (i) the expiration of certain patents covering the relevant biologic product, (ii) the expiration of all regulatory exclusivity for that biologic product, and (iii) an agreed period of time after the first commercial sale of that biologic product in the applicable country, unless biosimilar competition in excess of a significant level specified in the Takeda Collaboration Agreement occurs earlier, in which case Takeda’s royalty obligations in the applicable country would terminate.

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

Each party may terminate the Takeda Collaboration Agreement in its entirety, or with respect to a particular collaboration program, as applicable, if the other party remains in material breach of the Takeda Collaboration Agreement following a cure period to remedy the material breach. Takeda may terminate the Takeda Collaboration Agreement in its entirety or with respect to any particular collaboration program, for convenience and after giving a specified amount of prior notice, but Takeda may not do so for a certain period of time after the Effective Date of the Takeda Collaboration Agreement. Takeda may also terminate the Takeda Collaboration Agreement with respect to any collaboration program if the joint steering committee ("JSC") established under the Takeda Collaboration Agreement unanimously agrees that a material safety event has occurred with respect to the applicable collaboration program. Denali may terminate the Takeda Collaboration Agreement with respect to a particular collaboration program if Takeda fails to conduct material development and commercial activities for a specified period of time with respect to a collaboration program, unless Takeda cures such failure within a certain period of time. Denali and Takeda may each terminate the Takeda Collaboration Agreement in its entirety if the other party is declared insolvent or in similar financial distress or if, subject to a specified cure period, the other party challenges any patents licensed to it under the Takeda Collaboration Agreement.

Pursuant to the terms of the Takeda Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with Takeda on January 3, 2018, pursuant to which Takeda purchased 4,214,559 shares of Denali’s common stock (the "Shares") for an aggregate purchase price of $110.0 million. The sale of the Shares closed on February 23, 2018. The fair market value of the common stock sold to Takeda was $94.4 million, based on the closing stock price of $22.40 on the date of issuance, resulting in a $15.6 million premium paid to the Company above the fair value of the Company's common stock which was credited to contract liability in our condensed consolidated balance sheet.

The Company believes that the Takeda Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Agreements. Further, during the research period, the Company believes that the arrangement is a contract with a customer as defined in ASC 606, Revenue From Contracts With Customers. The Takeda Collaboration Agreement and the Stock Purchase Agreement are being accounted for as one arrangement because they were entered into at the same time with interrelated financial terms.

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

The transaction price at inception included fixed consideration consisting of the upfront fee of $40.0 million, the $15.6 million premium on the sale of common stock, and the first preclinical milestone payment of $5.0 million. It also included variable consideration of $26.0 million relating to future milestones that are not constrained. The amount of variable consideration was estimated using the most likely amount method. The remaining $44.0 million of preclinical milestones were considered constrained at the inception of the arrangement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Additionally, cost and profit sharing income, and the development and commercial milestones as outlined above, have not been considered given Takeda has not exercised its options for the development and commercial phases for each program. There was no change in the transaction price from inception through June 30, 2018. This will be reassessed at each reporting period.

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

A contract liability of $58.3 million is recorded on the balance sheet at June 30, 2018, which relates to the three performance obligations identified, with such amounts to be recognized over the period of the pre-IND research services, which is expected to be several years.

Revenue recognized relating to future milestone payments of approximately $0.8 million, for which the Company concluded that it is probable that a significant reversal in the amount recognized will not occur, is presented net of contract liability on the balance sheet.

Significant changes in the net contract liability balance during the period are as follows (in thousands):

Contract liability
Balance at January 1, 2018	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	59,149
Decreases due to revenue recognized in the period for which cash has not been received	(844)
Balance at June 30, 2018	$58,305

There are no receivables or net contract assets as of June 30, 2018 associated with this arrangement.

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

The first clinical milestone of $2.5 million became due in June 2017 upon first patient dosing in the Phase 1 clinical trial for DNL201. The full amount was recorded as research and development expense in the three and six months ended June 30, 2017.

7.	Commitments and Contingencies
Lease Obligations

In September 2015, the Company entered into a non-cancelable operating lease for its corporate headquarters comprising 38,109 of rentable square feet in a building in South San Francisco (the "Headquarters Lease"). The Headquarters Lease commenced on August 1, 2016 with a lease term of eight years. The Headquarters Lease provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease provided a tenant improvement allowance (“TIA”) of up to $7.4 million, of which $1.9 million was to be repaid to the landlord in the form of additional monthly rent with interest applied. This additional monthly rent commenced in November 2016 when the entire TIA was utilized, and resulted in an increase of base rent of $0.4 million per year over the eight-year lease term.

On May 2, 2018, the Company entered into an amendment to the Headquarters Lease (the "Headquarters Lease Amendment") to relocate and expand its headquarters to 148,020 rentable square feet in a to-be-constructed building located in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which is the later of February 1, 2019 or the date that the premises are ready for occupancy. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term.

Under the terms of the Headquarters Lease, the Company was required to pay a security deposit of $0.5 million, which was increased to $1.5 million under the Headquarters Lease Amendment. This is recorded as other non-current assets in the accompanying condensed consolidated balance sheets.

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provides a TIA of up to $25.9 million, of which $4.4 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. The Company will also be required to pay its share of operating expenses for the New Premises.

The total $7.4 million TIA under the Headquarters Lease was recorded as leasehold improvements and deferred rent liability on the condensed consolidated balance sheet under the Headquarters Lease. The Company is amortizing the deferred rent liability as a reduction of rent expense and the leasehold improvement through an increase of depreciation expense of leasehold improvements ratably over the remaining period of expected use.

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

As of June 30, 2018, the future minimum lease payments under the Headquarters Lease and subsequently the Headquarters Lease Amendment are as follows (in thousands):

Year Ended December 31:
2018 (six months)	$1,309
2019	4,941
2020	9,097
2021	9,716
2022	10,056
2023 and later	71,289
$106,408

Rent expense excluding amortization of leasehold improvements was $0.6 million and $1.3 million for the three and six months ended June 30, 2018, and $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively.
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

Commitments

Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the Lonza agreement will expire on September 6, 2022. As of June 30, 2018, the Company had purchase orders for biological product development and manufacturing costs totaling $0.7 million and $11.4 million, for the First and Second DMSA Amendments, respectively. The activities under both the First Amendment and the Second Amendment commenced in January 2018 and are expected to be completed in May 2019 and April 2024, respectively. During the three and six months ended June 30, 2018, the Company incurred costs of $1.1 million and $1.2 million, and made payments of $0.6 million and $0.7 million, respectively, for the development and manufacturing services rendered under the agreement. As of June 30, 2018, the Company had total non-refundable purchase commitments of $6.3 million under the DMSA.

8.	Stock-Based Awards
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
2015 Stock Incentive Plan

 In May 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which as amended, reserved 8,325,000 shares for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. Awards granted under the 2015 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value on the day of grant. For all stock options granted between August 2015 and February 2016 with an exercise price of $0.68, a deemed fair value of $1.20 per share was used in calculating stock-based compensation expense, which was determined using management hindsight. Options granted typically vest over a four-year period but may be granted with different vesting terms.

Upon adoption of the 2017 Plan, no new awards or grants are permitted under the 2015 Plan, and the 169,238 shares that were then unissued and available for future award under the 2015 Plan became available under the 2017 Plan. The 2015 Plan will continue to govern restricted stock awards and option awards previously granted thereunder.

As of June 30, 2018, there were 3,237,032 shares available for the Company to grant under the 2017 Plan.

Stock Option Activity

The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	6,689,479	$4.08	8.37	$77,317
Options granted	2,964,234	21.68
Options exercised	(291,557)	2.17
Options forfeited	(188,768)	9.56
Balance at June 30, 2018	9,173,388	$9.72	8.52	$50,761
Options vested and expected to vest at June 30, 2018	7,428,656	$11.84	8.84	$25,340
Options exercisable at June 30, 2018	1,559,981	$3.58	8.05	$18,207

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $3.5 million and $4.7 million for the three and six months ended June 30, 2018, and $0.5 million and $2.3 million for the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2018, the weighted-average grant-date fair value of the vested options was $2.83 and $2.87 per share, respectively. During the three and six months ended June 30, 2017, the weighted-average grant-date fair value of the vested options was $1.29 and $1.16 per share, respectively. The weighted-average grant date fair value of all options granted during the three and six months ended June 30, 2018 was $13.37 and $15.90 per share, respectively. The weighted-average grant date fair value of all options granted during the three and six months ended June 30, 2017 was $4.84 and $4.13 per share, respectively.
Stock Options Granted to Employees with Service-Based Vesting

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	5.50 - 6.08	6.08	5.50 - 6.08	6.08
Volatility	80.0% - 85.6%	88.1% - 89.8%	80.0% - 87.4%	89.8% - 91.3%
Risk-free interest rate	2.7% - 2.9%	1.9%	2.6% - 2.9%	1.9% - 2.3%
Dividend yield	—	—	—	—

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

A total of $31,875 and $0.3 million was reclassified from other non-current liabilities to stockholders' equity during the three and six months ended June 30, 2018, respectively, related to vesting of early exercised options. A total of $31,874 and $0.2 million was reclassified from other non-current liabilities to stockholders' equity during the three and six months ended June 30, 2017, respectively, related to vesting of early exercised options. Unvested early exercised options of $0.3 million and $0.5 million remained in other non-current liabilities as of June 30, 2018 and December 31, 2017, respectively.
Performance and Market Contingent Stock Options Granted to Employees

In August and November 2015, the Board of Directors granted performance- and market- contingent options to purchase 1,619,738 shares and 125,000 shares of the Company's common stock, respectively, to members of the senior management team. These awards have an exercise price of $0.68 per share.

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
Stock Options Granted to Non-Employees with Service-Based Vesting Valuation Assumptions

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The estimated fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	7.14 - 9.61	8.01 - 9.21	7.14 - 9.86	8.01 - 9.45
Volatility	89.4% - 99.7%	91.4% - 96.0%	88.9% - 103.1%	91.4% - 98.0%
Risk-free interest rate	2.8%	2.3% - 2.4%	2.7% - 2.8%	2.3% - 2.4%
Dividend yield	—	—	—	—
Restricted Stock Activity

The following table summarizes restricted stock activity:

	Shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2017	2,293,788	$0.18
Granted	—	—
Vested	(1,125,791)	0.18
Forfeited	—	—
Unvested at June 30, 2018	1,167,997	$0.18
Vested and expected to vest – June 30, 2018	1,167,997	$0.18

At June 30, 2018, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock, all which is expected to be recognized over a remaining weighted-average vesting period of 0.7 years.
Employee Stock Purchase Plan

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which initially reserved 1,000,000 shares of the Company's common stock for employee purchases under terms and provisions established by the Board of Directors. Under the 2017 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The 2017 ESPP provides for consecutive, overlapping 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 31 or November 30 of each year, except for the first offering period which commenced on December 8, 2017, the first trading day after the effective date of the Company’s registration statement. Contributions under the 2017 ESPP are limited to a maximum of 15% of an employee's eligible compensation.

The estimated fair value of stock purchase rights granted under the ESPP were calculated using the Black-Scholes option-pricing model using the following assumptions:

Three and Six Months Ended June 30,
2018
Expected term (in years)	0.5 -1.0
Volatility	63.2% - 63.7%
Risk-free interest rate	2.1%
Dividend yield	—

Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to employee and non-employee stock option and restricted stock awards, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,586	$709	$4,272	$1,222
General and administrative	2,124	350	3,363	602
Total	$4,710	$1,059	$7,635	$1,824

As of June 30, 2018 and December 31, 2017, total unamortized stock-based compensation expense related to unvested stock-based awards that are expected to vest was $56.6 million and $17.7 million, respectively. The weighted-average periods over which such stock-based compensation expense will be recognized are approximately 3.3 and 3.2 years, respectively.

The Company recorded stock-based compensation expense for options issued to non-employees of $0.1 million and $0.4 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

9.	Net Loss and Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(54,724)	$(22,134)	$(78,402)	$(43,454)
Denominator:
Weighted average common shares outstanding	92,899,524	9,670,449	91,239,274	9,346,051
Net loss per share, basic and diluted	$(0.59)	$(2.29)	$(0.86)	$(4.65)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Six Months Ended June 30,
	2018	2017
Series A-1 convertible preferred stock	—	46,114,423
Series A-2 convertible preferred stock	—	4,361,527
Series B-1 convertible preferred stock	—	8,124,365
Options issued and outstanding and ESPP shares issuable and outstanding	9,264,644	5,954,099
Restricted shares subject to future vesting	1,167,997	3,108,201
Early exercised common stock subject to future vesting	229,172	463,544
Shares to be issued under Incro acquisition agreement	—	81,164
Total	10,661,813	68,207,323

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our total portfolio currently consists of thirteen programs. To prioritize the allocation of our resources, we designate certain programs as core programs and others as seed programs, and we currently have eight core programs and five seed programs. Our most advanced core programs are our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program to address Parkinson’s disease and our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program to address Alzheimer’s disease and amyotrophic lateral sclerosis ("ALS"). The two most advanced product candidates in our LRRK2 program, DNL201 and DNL151, are potent, selective and brain-penetrant small molecule LRRK2 inhibitor product candidates for Parkinson’s disease. DNL201 is currently in a Phase 1 clinical trial in healthy volunteers in the United States, and DNL151 is currently in a Phase 1 clinical trial in healthy volunteers in the Netherlands. We recently announced that DNL201 meets all key objectives in the Phase 1 Healthy Volunteer Study, including achieving targeted levels of cerebrospinal fluid (CSF) exposure, robust target engagement as measured by two blood-based biomarkers of LRRK2 activity at doses that were safe and well tolerated, and effects on biomarkers of lysosomal function. As such, DNL201 will advance into a Phase 1b clinical study in Parkinson’s disease patients with and without the genetic LRRK2 mutation in 2018. The most advanced product candidate in our RIPK1 inhibitor program, DNL747, is a potent, selective and brain-penetrant small molecule RIPK1 inhibitor product candidate for ALS and Alzheimer’s disease is currently in a Phase 1 clinical trial in healthy volunteers in the Netherlands.

We have also developed proprietary BBB platform technology, our transport vehicle ("TV"), which is designed to effectively transport antibodies (antibody transport vehicle ("ATV")) and enzymes (enzyme transport vehicle ("ETV")) across the BBB. This technology is designed to engage specific BBB transport receptors, which are ubiquitously expressed in brain capillaries and facilitate transport of proteins into the brain. We are currently optimizing and broadening this platform technology. We plan to have multiple product candidates that utilize our ATV or ETV platforms enter clinical development in 2019 and 2020, including molecules targeting alpha-synuclein (“aSyn”); iduronate 2-sulfatase (“IDS”); triggering receptor expressed in myeloid cells 2 (“TREM2”); and a bispecific agent targeting both beta-secretase 1 (“BACE1”); and Tau.

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

Key operational and financing milestones in 2018 to date include:

•
On January 3, 2018, we entered into the Takeda Collaboration Agreement pursuant to which we granted Takeda an option with respect to three of our programs to develop and commercialize, jointly with us, certain biologic products that are enabled by our BBB delivery technology and intended for the treatment of neurodegenerative disorders. Pursuant to this agreement, we received an upfront payment of $40.0 million in February 2018, as well as the first preclinical milestone payment of $5.0 million related to one of our programs. Further, under the associated common stock purchase agreement (the "Stock Purchase Agreement"), we received proceeds of $110.0 million for the sale of 4,214,559 shares of our common stock which were issued on February 23, 2018.

•
On February 7, 2018, we submitted a CTA for DNL747, a RIPK1 inhibitor, to the Netherlands Health Authority, and we initiated a Phase 1 clinical trial of DNL747 in healthy volunteers in the Netherlands in March 2018.

•
On May 21, 2018, we exercised our right to nominate two additional Fcab (constant Fc-domains with antigen-binding activity) targets under the F-star Collaboration Agreement associated with our BBB platform technology, resulting in an obligation to make a one-time payment of $6.0 million within 90 days of the exercise date.

•
On May 30, 2018, we exercised our buy-out option to acquire all of the outstanding shares of F-star Gamma Limited, and subsequently changed the name of the entity to Denali BBB Holding Limited. We made initial exercise payments of, in the aggregate, $18.0 million, less the estimated net liabilities of F-star Gamma, which was approximately $0.2 million. In addition, we are required under the buy-out option agreement and the F-star Gamma License to make future contingent payments to F-star Ltd or the former shareholders of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate, upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones.

•	During the second quarter of 2018, one of our pending patent applications directed to the composition of matter of DNL151, a LRRK2 inhibitor, issued in the United States.

•	During the second quarter of 2018 we achieved in vivo proof of concept for the ETV:IDS program in a mouse model of Hunter Syndrome.

•
On August 1, 2018, we announced positive results from the DNL201 Phase 1 Healthy Volunteer Study. DNL201 meets all key objectives in the Phase 1 Healthy Volunteer Study, including achieving targeted levels of CSF exposure and inhibition of LRRK2 activity at doses that were safe and well tolerated, robust target engagement as measured by two blood-based biomarkers of LRRK2 activity, and effects on biomarkers of lysosomal function. As such, DNL201 will advance to Phase 1b clinical study in Parkinson’s disease patients with and without the genetic LRRK2 mutation in 2018.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the proceeds from our IPO and cash proceeds from Takeda under the Takeda Collaboration Agreement.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our net losses were $54.7 million and $78.4 million for the three and six months ended June 30, 2018, and $22.1 million and $43.5 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $270.1 million. We expect to continue to incur significant expenses and operating losses as we advance our LRRK2 and RIPK1 programs through clinical trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
Components of Operating Results
Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2018, we recognized $1.6 million and $2.3 million, respectively, of collaboration revenue from the Takeda Collaboration Agreement.

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

•
expenses incurred under arrangements with third parties, such as contract research organizations ("CROs"), preclinical testing organizations, contract manufacturing organizations ("CMOs"), academic and non-profit institutions and consultants;

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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents, and marketable securities as well as unrealized gains and losses on foreign currency hedges.

Results of Operations
Comparison of the three and six months ended June 30, 2018 and 2017

The following tables set forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Collaboration revenue	$1,648	$—	$1,648	*	%
Operating expenses:
Research and development	52,134	19,004	33,130	174
General and administrative	6,896	3,564	3,332	93
Total operating expenses	59,030	22,568	36,462	162
Loss from operations	(57,382)	(22,568)	(34,814)	154
Interest and other income, net	2,658	434	2,224	512
Net loss	$(54,724)	$(22,134)	$(32,590)	147%
__________________________________________________
* Percentage is not meaningful.

	Six Months Ended June 30,		Change
	2018	2017	$	%
Collaboration revenue	$2,289	$—	$2,289	*	%
Operating expenses:
Research and development	72,953	37,474	35,479	95
General and administrative	12,466	6,838	5,628	82
Total operating expenses	85,419	44,312	41,107	93
Loss from operations	(83,130)	(44,312)	(38,818)	88
Interest and other income, net	4,728	858	3,870	451
Net loss	$(78,402)	$(43,454)	$(34,948)	80%
_________________________________________________
* Percentage is not meaningful.

Collaboration Revenue. Collaboration Revenue was $1.6 million and $2.3 million for the three and six months ended June 30, 2018, with no revenue recognized for the three and six months ended June 30, 2017, respectively. The increase was due to revenue recognized under our Takeda Collaboration Agreement.

Research and development expenses. Research and development expenses were $52.1 million and $73.0 million for the three and six months ended June 30, 2018 compared to $19.0 million and $37.5 million for the three and six months ended June 30, 2017, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
LRRK2 program external expenses (1)	$3,039	$5,887	$6,247	$9,749
RIPK1 program external expenses	3,094	1,280	4,947	3,755
BBB platform external expenses (2)	27,546	864	28,197	1,634
Other external research and development expenses	4,696	2,084	8,246	4,904
Personnel related expenses (3)	9,358	5,520	17,098	10,897
Other unallocated research and development expenses	4,401	3,369	8,218	6,535
Total research and development expenses	$52,134	$19,004	$72,953	$37,474
__________________________________________________

(1)	The amounts for the three and six months ended June 30, 2017 include a milestone payment of $2.5 million under the license agreement with Genentech.

(2)
The amounts for the three and six months ended June 30, 2018 include the upfront purchase price less estimated net liabilities acquired of $17.8 million, and transaction costs of $1.9 million in relation to our acquisition of F-star Gamma Limited, and the $6.0 million one-time payment made to F-star Ltd to nominate two additional Fcab targets under the Collaboration Agreement.

(3)
Personnel related expenses include stock-based compensation expense of $2.6 million and $4.3 million for the three and six months ended June 30, 2018, respectively, and $0.7 million and $1.2 million for the three and six months ended June 30, 2017, respectively, reflecting an increase of $1.9 million and $3.1 million, respectively.

The increase in total research and development expenses of $33.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to a $26.7 million increase in BBB platform external expenses, the majority of which related to expense associated with the nomination of two additional Fcab targets in the F-star Collaboration Agreement, and the acquisition of F-star Gamma Limited, and a $3.8 million increase in personnel related expenses, consisting of a $2.0 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $1.9 million increase in stock-based compensation expense attributable to new options granted at higher valuations subsequent to the IPO and an increase in our research and development headcount. Further, there was a $2.6 million increase in other external research and development expenses, which reflects our increased investment in growing and developing our pipeline, an increase of $1.8 million in RIPK1 program external expenses primarily due to the expenses related to the Phase 1 clinical trial for DNL 747, which commenced in March 2018, and an increase in other unallocated research and development expenses of $1.0 million, which was primarily due to an increase in lab consumable expenses of $0.6 million and an increase in facilities related expenses of $0.4 million, both of which are attributable to increases in research and development headcount.

These increases were partially offset by a $2.8 million decrease in LRRK2 program external expenses, primarily due to the milestone payment of $2.5 million under the license agreement with Genentech included in the three months ended June 30, 2017.

The increase in total research and development expenses of $35.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to a $26.6 million increase in BBB platform external expenses, the majority of which related to expense associated with the nomination of two additional Fcab targets in the F-star Collaboration Agreement, and the acquisition of F-star Gamma Limited, and a $6.2 million increase in personnel related expenses, consisting of a $3.2 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $3.1 million increase in stock-based compensation expense attributable to new options granted at higher valuations subsequent to the IPO, and an increase in our research and development headcount. Further, there was a $3.3 million increase in other external research and development expenses, which reflects our increased investment in growing and developing our pipeline, an increase of $1.2 million in RIPK1 program external expenses primarily due to the expenses related to the Phase 1 clinical trial for DNL 747 which commenced in March 2018, and an increase in other unallocated research and development expenses of $1.7 million, which was primarily due to an increase in lab consumable expenses of $0.9 million and an increase in facilities related expenses of $0.7 million, both of which are attributable to increases in research and development headcount.

These increases were partially offset by a $3.5 million decrease in LRRK2 program external expenses, primarily due to the milestone payment of $2.5 million under the license agreement with Genentech included in the six months ended June 30, 2017.

General and administrative expenses. General and administrative expenses were $6.9 million for the three months ended June 30, 2018 compared to $3.6 million for the three months ended June 30, 2017, including stock-based compensation expense of $2.1 million and $0.4 million in the three months ended June 30, 2018 and 2017, respectively. The increase of $3.3 million was primarily attributable to the $1.8 million increase in stock-based compensation expense mainly due to new options granted at higher valuations subsequent to the IPO and an increase in our general and administrative headcount, a $0.2 million increase in legal expenses and other professional services to support our ongoing operations as a public company, and a $0.6 million increase in other personnel related expenses due to an increase in our general and administrative headcount.

General and administrative expenses were $12.5 million for the six months ended June 30, 2018 compared to $6.8 million for the six months ended June 30, 2017, including stock-based compensation expense of $3.4 million and $0.6 million in the six months ended June 30, 2018 and 2017, respectively. The increase of approximately $5.6 million was primarily attributable to the $2.8 million increase in stock-based compensation expense mainly due to new options granted at higher valuations subsequent to the IPO and an increase in our general and administrative headcount, a $0.8 million increase in legal expenses and other professional services to support our ongoing operations as a public company, and a $1.1 million increase in other personnel related expenses due to an increase in our general and administrative headcount.

Interest and other income, net. Interest and other income, net was $2.7 million for the three months ended June 30, 2018 compared to $0.4 million for the three months ended June 30, 2017. The increase of $2.2 million reflects that the marketable securities balances were higher in 2018 than in 2017, and increased interest rates on marketable securities in our portfolio for the three months ended June 30, 2018.

Interest and other income, net was $4.7 million for the six months ended June 30, 2018 compared to $0.9 million for the six months ended June 30, 2017. The increase of $3.9 million reflects that the marketable securities balances were higher in 2018 than in 2017, and that there were increased interest rates on marketable securities in our portfolio for the six months ended June 30, 2018.

Liquidity and Capital Resources
Sources of Liquidity

We have funded our operations primarily from the issuance and sale of convertible preferred stock, the proceeds from our IPO and cash proceeds under our Takeda Collaboration Agreement. In December 2017, we completed our IPO pursuant to which we issued 15,972,221 shares of our common stock, including 2,083,333 shares sold pursuant the underwriters' full exercise of their option to purchase additional shares, at a price of $18.00 per share. We received $264.3 million from our IPO, net of underwriting discounts and commissions, and offering expenses incurred by us.

Pursuant to the Takeda Collaboration Agreement, we received a $40.0 million upfront payment and a $5.0 million preclinical milestone in February 2018. Further, under the associated Stock Purchase Agreement we received a further $110.0 million in February 2018 in exchange for 4,214,559 shares of common stock issued.

As of June 30, 2018, we had cash, cash equivalents and marketable securities in the amount of $551.3 million.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $270.1 million through June 30, 2018. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(8,247)	$(36,378)
Net cash (used in) provided by investing activities	(270,746)	37,457
Net cash provided by financing activities	94,671	375
Net (decrease) increase in cash, cash equivalents and restricted cash	$(184,322)	$1,454
Net Cash Used In Operating Activities

During the six months ended June 30, 2018, cash used in operating activities was $8.2 million, which consisted of a net loss of $78.4 million, adjusted by non-cash expenses of $9.2 million and cash provided by changes in our operating assets and liabilities of $62.3 million. The non-cash expenses consisted primarily of stock-based compensation expense of $7.6 million and depreciation expense of $2.7 million partially offset by net amortization of premiums and discounts on marketable securities of $1.1 million. The change in our operating assets and liabilities was primarily due to an increase of $58.3 million in a contract liability related to the Takeda Collaboration Agreement, an increase in accounts payable of $7.1 million due primarily to the liability for the one-time payment of $6.0 million to F-star Ltd in connection with the exercise of our right to nominate two additional Fcab targets under the F-star Collaboration Agreement, partially offset by a decrease of $1.3 million in deferred rent due to accelerated amortization of leasehold improvements for the existing Headquarters Lease due to the Headquarters Lease Amendment, and a decrease of $1.4 million in accrued and other current liabilities, primarily attributable to the payout of the employee bonuses during the first quarter of 2018 which were accrued in December 2017.

During the six months ended June 30, 2017, cash used in operating activities was $36.4 million, which consisted of a net loss of $43.5 million, adjusted by non-cash expenses of $4.0 million and cash provided by changes in our operating assets and liabilities of $3.1 million. The non-cash charges consisted primarily of stock-based compensation expense of $1.8 million and depreciation expense of $1.5 million. The change in our operating assets and liabilities was primarily due to an increase of $2.4 million in accrued and other current liabilities and a decrease of $1.3 million in prepaid expenses and other current assets.
Net Cash (Used In) Provided By Investing Activities

During the six months ended June 30, 2018, cash used in investing activities was $270.7 million, which consisted of $361.7 million of purchases of marketable securities and $1.1 million of capital expenditures to purchase property and equipment, partially offset by $92.0 million in proceeds from the maturity of marketable securities.

During the six months ended June 30, 2017, cash provided by investing activities was $37.5 million, which consisted of $67.1 million in proceeds from the maturity of marketable securities, partially offset by $28.2 million of purchases of marketable securities and $1.4 million of capital expenditures to purchase property and equipment.
Net Cash Provided By Financing Activities

During the six months ended June 30, 2018, cash provided by financing activities was $94.7 million, which consisted of the $94.4 million market value of the 4,214,559 shares of common stock issued to Takeda in February 2018 under the Stock Purchase Agreement, and $1.7 million of proceeds from the exercise of common stock options and issuance of ESPP shares. These amounts were partially offset by $1.4 million for payments of issuance costs related to the issuance of common and preferred stock.
During the six months ended June 30, 2017, cash provided by financing activities was $0.4 million, which represents the proceeds from the exercise of common stock options.
Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. Prior to our acquisition of all of the outstanding shares of F-star Gamma, our F-star Collaboration Agreement represented a variable interest in a variable interest entity, or VIE, F-star Gamma. However, we did not consolidate F-star Gamma in our consolidated financial statements because we had determined that we were not considered to be its primary beneficiary.
Contractual Obligations and Commitments

Effective September 2017, we entered into a Development and Manufacturing Services Agreement, as amended (the "DMSA"), with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. Under the DMSA, we will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of our antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the Lonza agreement will expire on September 6, 2022. As of June 30, 2018, we had purchase orders for biological product development and manufacturing costs totaling $0.7 million and $11.4 million, for the First and Second DMSA Amendments, respectively. The activities under both the First Amendment and the Second Amendment commenced in January 2018 and are expected to be completed in May 2019 and April 2024, respectively. During the three and six months ended June 30, 2018, we incurred costs of $1.1 million and $1.2 million, and made payments of $0.6 million and $0.7 million, respectively, for the development and manufacturing services rendered under the agreement. As of June 30, 2018, we had total non-refundable purchase commitments of $6.3 million under the DMSA.

On May 2, 2018, we entered into an amendment to our Headquarters Lease (the "Headquarters Lease Amendment") to relocate and expand our headquarters to 148,020 rentable square feet in a to-be-

constructed building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which is the later of February 1, 2019 or the date that the premises are ready for occupancy. We have an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term.

Under the terms of the Headquarters Lease Amendment, we were required to increase the security deposit of $0.5 million to $1.5 million. The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provides a tenant improvement allowance ("TIA") of up to $25.9 million, of which $4.4 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. We will also be required to pay our share of operating expenses for the New Premises.

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

Other than the addition of the revenue recognition policy included below, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 19, 2018.
Revenue Recognition

License and Collaboration Revenues

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. The accounting treatment pursuant to Topic 606 is outlined below.

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
Recent Accounting Pronouncements

Except as described in Note 1 to the condensed consolidated financial statements under the heading “Recently Issued Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 19, 2018, that are of significance or potential significance to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $551.3 million as of June 30, 2018, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

To partially mitigate the impact of changes in currency exchange rates on cash flows from our foreign currency denominated operating expenses, we enter into forward foreign currency exchange contracts. Generally, the market risks of these contracts are offset by the corresponding gains and losses on the transactions being hedged.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the effects of changes in foreign currency exchange rates. The counterparties to these forward foreign currency exchange contracts are creditworthy multinational commercial banks, which minimizes the risk of counterparty nonperformance. We regularly review our hedging program and may, as part of this review, make changes to the program.

As of June 30, 2018, we had open forward foreign currency exchange contracts with notional amounts of $4.8 million. A hypothetical 10% strengthening in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at June 30, 2018 would have resulted in a reduction in the value received over the remaining life of these contracts of approximately $0.5 million and, if realized, would negatively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

We are an early clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and amyotrophic lateral sclerosis ("ALS"). We commenced operations in May 2015, have no products approved for commercial sale and have not generated any product revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have recently initiated clinical trials for our LRRK2 and RIPK1 core programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $54.7 million and $78.4 million for the three and six months ended June 30, 2018, and $22.1 million and $43.5 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $270.1 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates and our BBB platform technology. We do not expect to generate revenue from product sales for several years, if at all. The amount of our future net losses will depend, in part, on the level of our future expenditures and our ability to generate revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the issuance and sale of convertible preferred stock, the proceeds from our IPO and cash proceeds under our Takeda Collaboration Agreement. We are currently advancing three product candidates, DNL201, DNL151 and DNL747, through clinical development and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical development of our seed programs and, in particular, advance our core programs through preclinical development and clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of June 30, 2018, we had $551.3 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Our current total portfolio consists of thirteen programs. We designate certain programs as core programs and others as seed programs. Together, these programs require significant capital investment. We currently have eight core programs and five seed programs which are at various stages of research, discovery, preclinical and early clinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. We regularly review the designation of each program as core or seed, and terminate those programs which do not meet our development criteria, which we have done with nine programs in the past two years.

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

We have never completed a clinical development program. In the past two years, we have discontinued the development of three programs prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. We currently have one product candidate, DNL201, in a Phase 1 clinical trial in healthy volunteers in the United States, and two product candidates, DNL151 and DNL747, in Phase 1 clinical trials in healthy volunteers in the Netherlands. DNL201 will advance into a Phase 1b clinical study in Parkinson’s disease patients with and without the genetic LRRK2 mutation in 2018. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver test abnormalities in some clinical trial healthy volunteer participants. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

One of our strategies is to identify and pursue clinical development of additional product candidates. We currently have five seed programs, all of which are in the research, discovery and preclinical stages of development. Identifying, developing, obtaining regulatory approval and commercializing additional product candidates for the treatment of neurodegenerative diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates, our commercial opportunity may be limited.
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

Our approach to the treatment of neurodegenerative diseases aims to identify and select targets with a genetic link to neurodegenerative diseases, identify and develop molecules that engage the intended target, identify and develop biomarkers, which are biological molecules found in blood, other bodily fluids or tissues that are signs of a normal or abnormal process or of a condition or disease, to select the right patient population and demonstrate target engagement, pathway engagement and impact on disease progression of our molecules, and engineer our molecules to cross the BBB and act directly in the brain. This strategy may not prove to be successful. We may not be able to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression of our molecules. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to novel treatments.
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

•
delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

•
failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices ("cGCPs") requirements, or applicable EMA or other regulatory guidelines in other countries;

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

•
transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by a CMO or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

•
delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

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

Our most advanced product candidate, DNL201, is currently in a Phase 1 clinical trial in healthy volunteers, and will advance to a Phase 1b clinical study in Parkinson’s disease patients with and without the genetic LRRK2 mutation in 2018. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA. Our second most advanced product candidate, DNL151, is currently in a Phase 1 clinical trial in healthy volunteers. Our third most advanced product candidate, DNL747, is currently in a Phase 1 clinical trial in healthy volunteers. In the nonclinical safety studies for DNL201, DNL151, and DNL747, toxicities were observed at high doses in rat and/or cynomolgus monkey above doses and exposures that will be tested in the clinic. We cannot assure you that DNL201, DNL151, DNL747 or our other product candidates will not be subject to new, partial or full clinical holds in the future.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA and foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing practices ("cGMPs"), on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.
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

Our most advanced product candidates, DNL201, DNL151, and DNL747 are currently our only clinical stage product candidates. In 2017, we initiated Phase 1 clinical trials of DNL201 and DNL151 in healthy volunteers. In this trial, DNL201 achieved its safety, pharmacokinetic, and pharmacodynamic objectives. DNL201 was generally well tolerated with no serious adverse events at doses that achieved high levels of CSF exposure and robust target engagement as measured by two blood based biomarkers of LRRK2 activity. To date, DNL151 has been well tolerated. We initiated a Phase 1 clinical trial of DNL747 in healthy volunteers in March 2018. Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL201, DNL151 and/or DNL747 and could lead to delays and/or termination of the development of these product candidates.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of June 30, 2018, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we do not own or in-license any issued United States patents covering the composition of matter of the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or any issued United States patents that cover the composition of matter of antibodies or enzymes being developed in our TREM2, aSyn, or IDS core programs. We have filed or intend to file patent applications on these aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, core programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

In addition, our agreements with F-star and other license agreements may not provide exclusive rights to use certain licensed intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. For example, F-star retains the right to use itself, and to license to others, its modular antibody technology for any purpose other than the targets and antibodies which we have agreed with F-star would or may be exclusively available to us. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products that also utilizes technology that we have in-licensed.

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

As of June 30, 2018, we had approximately 160 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have in the past engaged in acquisitions and strategic partnerships, and we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. For instance, in January 2018 we entered into the Takeda Collaboration Agreement, and in connection therewith we issued and sold to Takeda 4,214,559 shares of our common stock for an aggregate purchase price of $110.0 million in February 2018. Additionally, on May 30, 2018, we exercised our buy-out option in connection with the F-star Collaboration Agreement and entered into a Purchase Agreement pursuant to which we acquired all of the outstanding shares of F-star Gamma. Any acquisition or strategic partnership may entail numerous risks, including:

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

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $134.1 million, and federal research and development tax credit carryforwards of approximately $2.9 million which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our initial public offering ("IPO"), in December 2017 and recent private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.
Risks Related to Ownership of Our Common Stock
The market price of our common stock has been and may continue to be volatile, which could result in substantial losses for investors.

The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this report, these factors include:

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price or trading volume to decline.
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

As of June 30, 2018, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the date we qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering, or December 31, 2022. References herein to "emerging growth company" are intended to have the meaning associated with it in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	provide that our directors may only be removed for cause;

•	eliminate cumulative voting in the election of directors;

•	authorize our board of directors to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

•	provide our board of directors with the exclusive right to elect a director to fill a vacancy or newly created directorship;

•	permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;

•	prohibit stockholders from calling a special meeting of stockholders;

•	require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;

•	authorize our board of directors, by a majority vote, to amend the bylaws; and

•	require the affirmative vote of at least 66 2/3% or more of the outstanding shares of common stock to amend many of the provisions described above.

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

No other unregistered securities were sold by us from January 1, 2018 through June 30, 2018.
Use of Proceeds from Registered Securities

On December 7, 2017, our Registration Statement on Form S-1 (File No. 333-221522) was declared effective by the SEC for our initial public offering of common stock. We started trading on The NASDAQ Global Select Market on December 8, 2017, and the transaction formally closed on December 12, 2017. In connection with the initial public offering, we sold an aggregate of 15,972,221 shares of common stock, including 2,083,333 shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. The aggregate offering price for shares sold in the offering was $287.5 million. The joint book-running managers for the initial public offering were Goldman, Sachs & Co. LLC, Morgan Stanley & Co. LLC, and J.P. Morgan Securities LLC. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $23.2 million, the net proceeds from the offering were approximately $264.3 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 8, 2017 pursuant to Rule 424(b)(4). We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.
Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017
10.1#	First Amendment to Lease between the Registrant and HCP Oyster Point III LLC, dated May 2, 2018.
10.2#	Amended and Restated Licence Agreement between F-star Gamma Limited and F-star Biotechnology Limited, dated August 24, 2016.
10.3#	Side Letter between the Registrant, F-Star Gamma Limited, F-Star Biotechnology Limited and f-star Biotechnologische Forschungs-und Entwicklungsges m.b.H., dated May 21, 2018.
10.4#	Share Purchase Agreement between the Registrant, certain shareholders of F-star Gamma Limited and Shareholder Representative Services LLC, dated May 30, 2018.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

DENALI THERAPEUTICS INC.

Date:	August 9, 2018	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)