Form 10-Q
period 2018-09-30
Denali Therapeutics Inc.
filed 2018-11-08
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of November 2, 2018 was 94,957,092.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$43,651	$218,375
Short-term marketable securities	331,307	187,851
Prepaid expenses and other current assets	8,445	3,381
Total current assets	383,403	409,607
Long-term marketable securities	142,173	60,750
Property and equipment, net	16,245	14,923
Other non-current assets	2,654	1,441
Total assets	$544,475	$486,721
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,354	$2,716
Accrued liabilities	7,393	5,364
Accrued compensation	4,847	5,166
Contract liability	12,658	—
Deferred rent	3,227	855
Other current liabilities	138	63
Total current liabilities	31,617	14,164
Contract liability, less current portion	44,452	—
Deferred rent, less current portion	7,103	6,294
Other non-current liabilities	124	467
Total liabilities	83,296	20,925
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 93,973,747 shares and 87,480,362 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,266	1,201
Additional paid-in capital	766,799	656,660
Accumulated other comprehensive loss	(1,416)	(368)
Accumulated deficit	(305,470)	(191,697)
Total stockholders' equity	461,179	465,796
Total liabilities and stockholders’ equity	$544,475	$486,721
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$1,195	$—	$3,484	$—
Operating expenses:
Research and development	30,321	18,515	103,274	55,989
General and administrative	8,838	3,773	21,304	10,611
Total operating expenses	39,159	22,288	124,578	66,600
Loss from operations	(37,964)	(22,288)	(121,094)	(66,600)
Interest and other income, net	2,593	444	7,321	1,302
Net loss	(35,371)	(21,844)	(113,773)	(65,298)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	77	140	(1,048)	136
Comprehensive loss	$(35,294)	$(21,704)	$(114,821)	$(65,162)
Net loss per share, basic and diluted	$(0.38)	$(2.14)	$(1.24)	$(6.77)
Weighted average number of shares outstanding, basic and diluted	93,665,231	10,231,036	92,056,812	9,643,686
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(113,773)	$(65,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,036	2,275
Stock–based compensation expense	13,145	2,952
Net amortization of premiums and discounts on marketable securities	(1,864)	899
Gain (loss) on disposal of property and equipment	(36)	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,379)	(3)
Accounts payable	1,235	318
Accrued and other current liabilities	2,639	884
Deferred rent	(1,182)	—
Contract liability	57,110	—
Other non-current liabilities	—	(327)
Net cash used in operating activities	(43,069)	(58,299)
Investing activities
Purchase of marketable securities	(400,637)	(46,651)
Purchase of property and equipment	(1,956)	(1,804)
Maturities and sales of marketable securities	176,574	102,438
Net cash (used in) provided by investing activities	(226,019)	53,983
Financing activities
Payments of issuance costs related to issuance for common stock	(1,342)	—
Payments of issuance costs related to issuance for preferred stock	(44)	—
Issuance of common stock in connection with collaboration agreement	94,406	—
Proceeds from exercise of awards under equity incentive plans	2,309	732
Net cash provided by financing activities	95,329	732
Net decrease in cash, cash equivalents and restricted cash	(173,759)	(3,584)
Cash, cash equivalents and restricted cash at beginning of period	218,910	40,388
Cash, cash equivalents and restricted cash at end of period	$45,151	$36,804
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$4,364	$—
Property and equipment purchases accrued but not yet paid	$37	$78
Deferred IPO costs accrued but not yet paid	$—	$1,136
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

During the three and nine months ended September 30, 2018, except as discussed below in the sections titled Derivatives and Hedging Activities, Revenue Recognition, and Recently Adopted Accounting Standards, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2017 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the Company had no off-balance sheet concentrations of credit risk.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The FASB issued further updates to this guidance in July 2018 through ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. The Company plans to adopt this standard on January 1, 2019. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which the Company is the lessee. Management is continuing to evaluate the impact the adoption of ASU 2016-02 will have on the Company’s financial position, results of operations and related disclosures. Management expects that the adoption of this standard will result in the recognition of an asset for the right to use a leased facility on the Company’s balance sheet, as well as the recognition of a liability for the lease payments remaining on the lease. While the balance sheet presentation is expected to change, management still does not expect a material change to the condensed consolidated statements of operations and comprehensive loss or cash flows.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is currently assessing the impact of this standard on its consolidated financial statements.
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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of ASU 2016-18 is to clarify the guidance for and presentation of restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. This standard was adopted on January 1, 2018. Accordingly, the condensed consolidated statements of cash flows and Note 3 "Cash and Marketable Securities" have been updated to reconcile cash, cash equivalents and restricted cash for all periods presented.

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

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for non-employee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. The Company elected to early adopt this standard effective September 30, 2018. The new guidance will be applied to all new equity-classified share-based payment awards issued to non-employees after the date of adoption. In addition, for all previously issued equity-classified share-based payment awards to non-employees for which a measurement date was not established by the adoption date, these awards were remeasured at fair value as of the adoption date and will no longer be remeasured. The future expense for these share-based payment awards to non-employees will be based on the fair value as of the adoption date. The adoption of this standard will not result in any other changes to the condensed consolidated financial statements.

2.	Fair Value Measurements

Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$27,530	$—	$—	$27,530
Short-term marketable securities:
U.S. government treasuries	181,248	—	—	181,248
U.S. government agency securities	—	92,096	—	92,096
Corporate debt securities	—	55,012	—	55,012
Commercial paper	—	2,951	—	2,951
Long-term marketable securities:
U.S. government treasuries	75,829	—	—	75,829
U.S. government agency securities	—	11,840	—	11,840
Corporate debt securities	—	54,504	—	54,504
Foreign currency derivative contracts	—	4	—	4
Total	$284,607	$216,407	$—	$501,014
Liabilities:
Foreign currency derivative contracts	$—	$123	$—	$123
Total	$—	$123	$—	$123

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$212,868	$—	$—	$212,868
Short-term marketable securities:
U.S. government treasuries	42,587	—	—	42,587
U.S. government agency securities	—	106,139	—	106,139
Corporate debt securities	—	39,125	—	39,125
Long-term marketable securities:
U.S. government treasuries	39,848	—	—	39,848
U.S. government agency securities	—	19,911	—	19,911
Corporate debt securities	—	991	—	991
Total	$295,303	$166,166	$—	$461,469
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
There were no transfers of assets or liabilities between the fair value measurement levels during the three and nine months ended September 30, 2018 or 2017.

3.	Cash and Marketable Securities
Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$43,651	$218,375	$36,269
Restricted cash included within prepaid expenses and other current assets	—	84	84
Restricted cash included within other non-current assets	1,500	451	451
Total cash, cash equivalents, and restricted cash	$45,151	$218,910	$36,804
Marketable Securities

All marketable securities were considered available-for-sale at September 30, 2018 and December 31, 2017. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$181,610	$—	$(362)	$181,248
U.S. government agency securities	92,330	—	(234)	92,096
Corporate debt securities	55,136	—	(124)	55,012
Commercial paper	2,951	—	—	2,951
Total short-term marketable securities	332,027	—	(720)	331,307
Long-term marketable securities:
U.S. government treasuries	76,226	—	(397)	75,829
U.S. government agency securities	11,919	—	(78)	11,841
Corporate debt securities	54,723	—	(220)	54,503
Total long-term marketable securities	142,868	—	(695)	142,173
Total	$474,895	$—	$(1,415)	$473,480

	December 31, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$42,614	$—	$(27)	$42,587
U.S. government agency securities	106,368	—	(229)	106,139
Corporate debt securities	39,197	—	(72)	39,125
Total short-term marketable securities	188,179	—	(328)	187,851
Long-term marketable securities:
U.S. government treasuries	39,868	—	(20)	39,848
U.S. government agency securities	19,931	—	(20)	19,911
Corporate debt securities	991	—	—	991
Total long-term marketable securities	60,790	—	(40)	60,750
Total	$248,969	$—	$(368)	$248,601

As of September 30, 2018 and December 31, 2017, certain of the Company’s marketable securities were in an unrealized loss position. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment for the three and nine months ended September 30, 2018 and 2017. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

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

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of September 30, 2018 (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	24	3,884	Oct. 2018 - Aug. 2019
British Pounds	19	1,625	Oct. 2018 - Aug. 2019
Swiss Francs	16	466	Oct. 2018 - Aug. 2019
Total	59
_________________________________________________
(1) The notional amount represents the net amount of foreign currency that will be received upon maturity of the forward contracts.

The maximum length of time over which the Company is hedging its exposure to changes in exchange rates is through August 2019.

The derivative liability balance of $0.1 million is recorded in Other current liabilities and the derivative asset balance of $3,667 is recorded in Prepaid assets and other current assets on the condensed consolidated balance sheet as of September 30, 2018. The net loss associated with the Company's derivative instruments of $0.1 million is recognized in Interest and other income, net on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018.

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

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. The Company recorded the upfront purchase price less estimated net liabilities acquired of $17.8 million in research and development expense in the accompanying condensed consolidated statement of operations and comprehensive loss in the nine months ended September 30, 2018 since it represented consideration for in-process research and development with no future alternative use. The upfront option fee of $0.5 million previously included within other non-current assets was also included in research and development expense during the nine months ended September 30, 2018.

As this transaction was accounted for as an asset purchase rather than a business combination, no amounts were recognized on the acquisition date relating to the contingent consideration. Contingent consideration will be recognized in research and development expense as incurred.

The Company recognized $0.3 million and $0.8 million of research and development expense related to the funding of F-star Gamma research costs during the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.8 million during the three and nine months ended September 30, 2017, respectively.

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

The transaction price at inception included fixed consideration consisting of the upfront fee of $40.0 million, the $15.6 million premium on the sale of common stock, and the first preclinical milestone payment of $5.0 million. It also included variable consideration of $26.0 million relating to future milestones that are not constrained. The amount of variable consideration was estimated using the most likely amount method. In October 2018, the Company confirmed the first preclinical milestone was met for the third identified discovery stage program, triggering a milestone payment of $5.0 million, which is expected to be received in November 2018.

The remaining $44.0 million of preclinical milestones were considered constrained at the inception of the arrangement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Additionally, cost and profit sharing income, and the development and commercial milestones as outlined above, have not been considered given Takeda has not exercised its options for the development and commercial phases for each program. There was no change in the transaction price from inception through September 30, 2018. This will be reassessed at each reporting period.

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

A contract liability of $57.1 million is recorded on the balance sheet at September 30, 2018, which relates to the three performance obligations identified, with such amounts to be recognized over the period of the pre-IND research services, which is expected to be several years.

Revenue recognized relating to future milestone payments of approximately $1.2 million, for which the Company concluded that it is probable that a significant reversal in the amount recognized will not occur, is presented net of contract liability on the balance sheet.

Significant changes in the net contract liability balance during the period are as follows (in thousands):

Contract liability
Balance at January 1, 2018	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	58,329
Decreases due to revenue recognized in the period for which cash has not been received	(1,219)
Balance at September 30, 2018	$57,110

There are no receivables or net contract assets as of September 30, 2018 associated with this arrangement.

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

The first clinical milestone of $2.5 million became due in June 2017 upon first patient dosing in the Phase 1 clinical trial for DNL201. The full amount was recorded as research and development expense in the nine months ended September 30, 2017.

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

On May 2, 2018, the Company entered into an amendment to the Headquarters Lease (the "Headquarters Lease Amendment") to relocate and expand its headquarters to 148,020 rentable square feet in a to-be-constructed building located in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which is the later of February 1, 2019 or the date that the premises are ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term.

Under the terms of the Headquarters Lease, the Company was required to pay a security deposit of $0.5 million, which was increased to $1.5 million under the Headquarters Lease Amendment. This is recorded as other non-current assets in the accompanying condensed consolidated balance sheets.

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provides a TIA of up to $25.9 million, of which $4.4 million, if utilized, would be repaid to the landlord in the form of additional monthly rent. The Company will also be required to pay its share of operating expenses for the New Premises.

The total $7.4 million TIA under the 2015 Headquarters Lease was recorded as leasehold improvements and deferred rent liability on the condensed consolidated balance sheet under the Headquarters Lease. The Company is amortizing the deferred rent liability as a reduction of rent expense and the leasehold improvement through an increase of depreciation expense of leasehold improvements ratably over the remaining period of expected use.

The portion of the TIA utilized to date under the Headquarters Lease Amendment was $4.4 million and has been recorded as leasehold improvements and deferred rent liability on the condensed consolidated balance sheet as of September 30, 2018. The Company will amortize the deferred rent liability as a reduction of rent expense and the leasehold improvement through an increase of depreciation expense of leasehold improvements ratably over the period of expected use, which is expected to commence in April 2019.

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

As of September 30, 2018, the future minimum lease payments under the Headquarters Lease and subsequently the Headquarters Lease Amendment are as follows (in thousands):

Year Ended December 31:
2018 (three months)	$658
2019	4,941
2020	9,097
2021	9,716
2022	10,056
2023 and later	71,290
$105,758

Rent expense excluding amortization of leasehold improvements was $2.4 million and $3.7 million for the three and nine months ended September 30, 2018, and $0.4 million and $1.6 million for the three and nine months ended September 30, 2017, respectively.
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

As of September 30, 2018, the Company had several purchase orders for biological product development and manufacturing costs totaling $13.0 million. The activities under these purchase orders are expected to be completed by April 2024. During the three and nine months ended September 30, 2018, the Company incurred costs of $1.4 million and $2.6 million, respectively, and made payments of $1.3 million and $2.0 million, respectively, for the development and manufacturing services rendered under the agreement. As of September 30, 2018, the Company had total non-refundable purchase commitments of $7.7 million under the DMSA.

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

As of September 30, 2018, there were 2,659,306 shares available for the Company to grant under the 2017 Plan.

Stock Option Activity

The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	6,689,479	$4.08	8.37	$77,317
Options granted	3,591,734	20.55
Options exercised	(489,483)	2.57
Options forfeited	(238,542)	10.36
Balance at September 30, 2018	9,553,188	$10.18	8.39	$110,407
Options vested and expected to vest at September 30, 2018	7,808,456	$12.31	8.72	$73,663
Options exercisable at September 30, 2018	1,779,017	$3.78	7.84	$31,946

Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $2.6 million and $7.3 million for the three and nine months ended September 30, 2018, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2018, the weighted-average grant-date fair value of the vested options was $4.01 and $3.29 per share, respectively. During the three and nine months ended September 30, 2017, the weighted-average grant-date fair value of the vested options was $2.43 and $2.08 per share, respectively. The weighted-average grant date fair value of all options granted during the three and nine months ended September 30, 2018 was $11.01 and $15.05 per share, respectively. The weighted-average grant date fair value of all options granted during the three and nine months ended September 30, 2017 was $7.08 and $4.84 per share, respectively.
Stock Options Granted to Employees with Service-Based Vesting

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.08	6.08	5.50 - 6.08	6.08
Volatility	81.9% - 84.8%	86.8% - 88.1%	80.0% - 87.5%	86.8% - 91.3%
Risk-free interest rate	2.8% - 2.9%	1.8% - 1.9%	2.6% - 2.9%	1.8% - 2.3%
Dividend yield	—	—	—	—

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

A total of $31,874 and $0.4 million was reclassified from other non-current liabilities to stockholders' equity during the three and nine months ended September 30, 2018, respectively, related to vesting of early exercised options. A total of $31,874 and $0.2 million was reclassified from other non-current liabilities to stockholders' equity during the three and nine months ended September 30, 2017, respectively, related to vesting of early exercised options. Unvested early exercised options of $0.1 million and $0.5 million remained in other non-current liabilities as of September 30, 2018 and December 31, 2017, respectively.
Performance and Market Contingent Stock Options Granted to Employees

In August and November 2015, the Board of Directors granted performance- and market- contingent options to purchase 1,619,738 shares and 125,000 shares of the Company's common stock, respectively, to members of the senior management team. These awards have an exercise price of $0.68 per share.

These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. By definition, the market condition in these awards can only be achieved after the performance condition of a liquidity event has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any the milestones are not achieved by the specified timelines, such award will terminate and no longer be exercisable with respect to that portion of the shares. The maximum potential expense associated with the performance- and market- contingent awards is $6.2 million ($5.8 million and $0.4 million of general and administrative and research and development expense, respectively) if all of the performance and market conditions are achieved as stated in the option agreement. Management evaluates whether the achievement of performance- and market- contingent awards is probable at each reporting date. Management has concluded that the achievement of these awards is not probable through September 30, 2018. Accordingly, no stock-based compensation expense has been recognized in the three and nine months ended September 30, 2018 and 2017 related to these awards.

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

Stock Options Granted to Non-Employees with Service-Based Vesting Valuation Assumptions

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. Prior to the adoption of ASU 2018-07 during the third quarter of 2018, the unvested options granted to non-employees were revalued using the Company's estimate of fair value on each reporting date. Subsequent to the adoption of ASU 2018-07, existing stock options granted to non-employees will no longer be revalued, and the estimated fair value of new stock options granted to non-employees will be calculated on the date of grant and not remeasured, similar to stock options granted to employees.

The estimated fair value of the stock options granted to non-employees has been calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	7.14 - 9.36	7.75 - 8.35	7.14 - 9.86	7.75 - 9.45
Volatility	89.4% - 90.5%	86.8% - 90.5%	88.9% - 103.1%	86.8% - 98.0%
Risk-free interest rate	3.0%	2.2%	2.7% - 3.0%	2.2% - 2.4%
Dividend yield	—	—	—	—
Restricted Stock Activity

Under the 2017 Plan, the Company may grant restricted stock awards ("RSAs"), which represent restricted shares of common stock issued upon the date of grant in which the recipient's rights in the stock are restricted until the shares are vested, and restricted stock units ("RSUs"), which represent a commitment to issue shares of common stock in the future upon vesting. The fair value of restricted stock underlying the RSAs and RSUs is determined based on the closing price of the Company's common stock on the date of grant.

Aggregated information regarding RSAs and RSUs granted under the Plan for the nine months ended September 30, 2018 is summarized below:

	Share Awards & Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2017	2,293,788	$0.18
Granted	149,658	15.92
Vested	(1,532,994)	0.18
Forfeited	—	—
Unvested at September 30, 2018	910,452	$2.76
Vested and expected to vest –September 30, 2018	910,452	$2.76

At September 30, 2018, there was $2.4 million of total unrecognized compensation cost related to unvested RSAs and RSUs, all of which is expected to be recognized over a remaining weighted-average vesting period of 0.7 years.

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

The estimated fair value of stock purchase rights granted under the ESPP were calculated using the Black-Scholes option-pricing model using the following assumptions:

Nine Months Ended September 30, 2018
Expected term (in years)	0.50 - 1.00
Volatility	63.2% - 63.7%
Risk-free interest rate	2.1%
Dividend yield	—

The Company did not issue any new stock purchase rights under the 2017 ESPP during the three months ended September 30, 2018.
Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$2,907	$725	$7,179	$1,947
General and administrative	2,603	403	5,966	1,005
Total	$5,510	$1,128	$13,145	$2,952

As of September 30, 2018 and December 31, 2017, total unamortized stock-based compensation expense related to unvested stock-based awards that are expected to vest was $60.2 million and $17.7 million, respectively. The weighted-average periods over which such stock-based compensation expense will be recognized are approximately 3.2 years and 3.2 years, respectively.

The Company recorded stock-based compensation expense for options issued to non-employees of $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively.

9.	Net Loss and Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(35,371)	$(21,844)	$(113,773)	$(65,298)
Denominator:
Weighted average common shares outstanding	93,665,231	10,231,036	92,056,812	9,643,686
Net loss per share, basic and diluted	$(0.38)	$(2.14)	$(1.24)	$(6.77)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Nine Months Ended September 30,
	2018	2017
Series A-1 convertible preferred stock	—	46,114,423
Series A-2 convertible preferred stock	—	4,361,527
Series B-1 convertible preferred stock	—	8,124,365
Options issued and outstanding and ESPP shares issuable and outstanding	9,644,444	6,179,687
Restricted shares subject to future vesting	910,452	2,701,059
Early exercised common stock subject to future vesting	182,299	416,669
Shares to be issued under Incro acquisition agreement	—	81,164
Total	10,737,195	67,978,894

10.	Subsequent Events
Sanofi

On October 29, 2018, the Company entered into a Collaboration and License Agreement ("Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") to develop and commercialize therapeutic products to treat neurological and systemic inflammatory diseases by targeting receptor interacting serine/theronine-protein kinase 1 ("RIPK1"). The two most advanced RIPK1 Inhibitors in the collaboration are DNL747, a potent and selective CNS Product that was discovered by Denali and is currently in Phase 1 testing in healthy volunteers, and DNL758, a Peripheral Product discovered by Denali for which IND-enabling studies have been completed. The Collaboration Agreement will become effective when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 have been satisfied.

Under the terms of the Collaboration Agreement, Sanofi will make an upfront cash payment to Denali of $125.0 million, with future development and commercial milestone payments that could exceed $1 billion. Sanofi and Denali will share commercial profits and losses from DNL747 in the U.S. and China equally, while Denali will receive a royalty from Sanofi for other territories for DNL747 and worldwide for DNL758. Phase 1b and 2 clinical development costs for DNL747 will be fully funded by Sanofi for Multiple Sclerosis, ALS, and other neurological indications, except for Alzheimer’s disease, which will be funded by Denali. Phase 3 trials for all neurological indications will be jointly funded by Sanofi (70%) and Denali (30%). Sanofi will fully fund the clinical development costs for DNL758 in systemic inflammatory diseases.
Lonza

Effective October 2018, the Company executed the second project plan under the Development and Manufacturing Services Agreement with Lonza for approximately $10.5 million, which covers activities that are expected to take place through December 2024.
Sublease Agreement
On October 18, 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises at 161 Oyster Point in South San Francisco, California. The Sublease Agreement has a term of five years from the commencement date, which is the legal commencement date of the Headquarters Lease Amendment, and provides for the Company to receive monthly base rent amounts escalating over the term of the lease, totaling approximately $14.8 million over the term of the Sublease Agreement.

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

Our portfolio currently consists of thirteen programs. To prioritize the allocation of our resources, we designate certain programs as core programs and others as seed programs, and we currently have eight core programs and five seed programs. Our most advanced core programs are our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program to address Parkinson’s disease and our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program to address Alzheimer’s disease and amyotrophic lateral sclerosis ("ALS"). The two most advanced product candidates in our LRRK2 program, DNL201 and DNL151, are potent, selective and brain-penetrant small molecule LRRK2 inhibitor product candidates for Parkinson’s disease. We have announced that DNL201 meets all key objectives in its Phase 1 Healthy Volunteer Study, including achieving targeted levels of cerebrospinal fluid (CSF) exposure, robust target engagement as measured by two blood-based biomarkers of LRRK2 activity at doses that were safe and well tolerated, and effects on biomarkers of lysosomal function. On October 25, 2018 data was presented at the Michael J. Fox Foundation Parkinson's Disease Therapeutic Conference, and recruitment has commenced for the DNL201 Phase 1b clinical study in Parkinson’s disease patients with and without the genetic LRRK2 mutation, with the first patient expected to be dosed in late 2018. DNL151 is currently in a Phase 1 clinical trial in healthy volunteers in the Netherlands. The most advanced product candidate in our RIPK1 inhibitor program, DNL747, is a potent, selective and brain-penetrant small molecule RIPK1 inhibitor product candidate for ALS and Alzheimer’s disease is currently in a Phase 1 clinical trial in healthy volunteers in the Netherlands.

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

•
On August 1, 2018, we announced positive results from the DNL201 Phase 1 Healthy Volunteer Study and data from this study was presented at the Michael J Fox Foundation Parkinson's Disease Therapeutic Conference on October 25, 2018. Recruitment has commenced for the Phase 1b clinical study in Parkinson’s disease patients with and without the genetic LRRK2 mutation, with the first patient expected to be dosed in late 2018.

•
On October 7, 2018, we confirmed the first preclinical milestone was met for the third identified discovery stage program under the Takeda Collaboration Agreement, triggering a milestone payment of $5.0 million, which we expect to receive in November 2018.

•
On October 29, 2018, we entered into a Collaboration and License Agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") to develop and commercialize therapeutic products to treat neurological and systemic inflammatory diseases by targeting receptor interacting serine/theronine-protein kinase 1 ("RIPK1"). Denali will receive an upfront fee of $125 million and contingent milestone payments that could exceed $1 billion.  For products intended to treat neurological diseases, Denali and Sanofi will share development costs and commercial profits and losses in the United States and China, while Denali will receive a royalty from Sanofi for other territories.  For products intended to treat systemic inflammatory diseases, Sanofi will pay all development costs and Denali will receive a royalty worldwide. The Sanofi Collaboration Agreement will become effective when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 have been satisfied.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the proceeds from our IPO and cash proceeds from Takeda under the Takeda Collaboration Agreement.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our net losses were $35.4 million and $113.8 million for the three and nine months ended September 30, 2018, and $21.8 million and $65.3 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $305.5 million. We expect to continue to incur significant expenses and operating losses as we advance our LRRK2 and RIPK1 programs through clinical trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
Components of Operating Results
Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and nine months ended September 30, 2018, we recognized $1.2 million and $3.5 million, respectively, of collaboration revenue from the Takeda Collaboration Agreement.

In the future, we will continue to recognize revenue from the Takeda Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements, including the Sanofi Collaboration Agreement. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

•	expenses to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use;

•	fees related to our license and collaboration agreements;

•	personnel-related expenses, including salaries, benefits and non-cash stock-based compensation expense; and

•	other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

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

General and Administrative

General and administrative expenses include personnel-related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense, expenses for outside professional services and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expenses related to our office and research and development facility not otherwise included in research and development expenses.
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
Results of Operations
Comparison of the three and nine months ended September 30, 2018 and 2017

The following tables set forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Collaboration revenue	$1,195	$—	$1,195	*	%
Operating expenses:
Research and development	30,321	18,515	11,806	64
General and administrative	8,838	3,773	5,065	134
Total operating expenses	39,159	22,288	16,871	76
Loss from operations	(37,964)	(22,288)	(15,676)	70
Interest and other income, net	2,593	444	2,149	484
Net loss	$(35,371)	$(21,844)	$(13,527)	62%
__________________________________________________
* Percentage is not meaningful.

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Collaboration revenue	$3,484	$—	$3,484	*	%
Operating expenses:
Research and development	103,274	55,989	47,285	84
General and administrative	21,304	10,611	10,693	101
Total operating expenses	124,578	66,600	57,978	87
Loss from operations	(121,094)	(66,600)	(54,494)	82
Interest and other income, net	7,321	1,302	6,019	462
Net loss	$(113,773)	$(65,298)	$(48,475)	74%
_________________________________________________
* Percentage is not meaningful.

Collaboration Revenue. Collaboration Revenue was $1.2 million and $3.5 million for the three and nine months ended September 30, 2018, respectively, with no revenue recognized for the three and nine months ended September 30, 2017. The increase was due to revenue recognized under our Takeda Collaboration Agreement.

Research and development expenses. Research and development expenses were $30.3 million and $103.3 million for the three and nine months ended September 30, 2018, respectively, compared to $18.5 million and $56.0 million for the three and nine months ended September 30, 2017, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
LRRK2 program external expenses (1)	$3,912	$2,054	$10,159	$11,803
RIPK1 program external expenses	2,745	3,624	7,692	7,379
BBB platform external expenses (2)	956	1,021	29,153	2,655
Other external research and development expenses	5,727	2,759	13,973	7,663
Personnel-related expenses (3)	11,122	5,816	28,220	16,713
Other unallocated research and development expenses	5,859	3,241	14,077	9,776
Total research and development expenses	$30,321	$18,515	$103,274	$55,989
__________________________________________________

(1)	The amount for the nine months ended September 30, 2017 includes a milestone payment of $2.5 million under the license agreement with Genentech.

(2)
The amount for the nine months ended September 30, 2018 includes the upfront purchase price less estimated net liabilities acquired of $17.8 million, and transaction costs of $1.9 million in relation to our acquisition of F-star Gamma Limited, and the $6.0 million one-time payment made to F-star Ltd to nominate two additional Fcab targets under the Collaboration Agreement.

(3)
Personnel-related expenses include stock-based compensation expense of $2.9 million and $7.2 million for the three and nine months ended September 30, 2018, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2017, respectively, reflecting an increase of $2.2 million and $5.2 million, respectively.

The increase in total research and development expenses of $11.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to a $5.3 million increase in personnel-related expenses, consisting of a $3.1 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $2.2 million increase in stock-based compensation expense attributable to new options granted at higher exercise prices subsequent to the IPO and an increase in our research and development headcount. Further, there was a $3.0 million increase in other external research and development expenses, which reflects our increased investment in growing and developing our pipeline, and an increase in other unallocated research and development expenses of $2.6 million, which was primarily due to an increase in facilities related expenses of $1.9 million primarily due to rent expense associated with the new headquarters lease, and an increase in lab consumable expenses of $0.6 million attributable to increases in research and development headcount. There was also an increase of $1.9 million in LRRK2 program expenses due to increased costs associated with Phase 1 clinical trials in healthy volunteers.

These increases were partially offset by a $0.9 million decrease in RIPK1 program external expenses due to significant expenses incurred in the three months ended September 30, 2017 to manufacture DNL747 for the Phase 1 clinical trial in healthy volunteers which commenced in early 2018.

The increase in total research and development expenses of $47.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to a $26.5 million increase in BBB platform external expenses, the majority of which related to expense associated with the acquisition of F-star Gamma Limited as well as the nomination of two additional Fcab targets under the F-star Collaboration Agreement. Personnel-related expenses increased by $11.5 million, consisting of a $6.3 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $5.2 million increase in stock-based compensation expense attributable to new options granted at higher valuations subsequent to the IPO, and an increase in our research and development headcount. Further, there was a $6.3 million increase in other external research and development expenses, which reflects our increased investment in growing and developing our pipeline, and an increase in other unallocated research and development expenses of $4.3 million, which was primarily due to an increase in facilities related expenses of $2.6 million primarily due to rent expense associated with the new headquarters lease and an increase in lab consumable expenses of $1.5 million attributable to increases in research and development headcount. These increases were partially offset by a $1.6 million decrease in LRRK2 program external expenses, primarily due to the milestone payment of $2.5 million under the license agreement with Genentech included in the nine months ended September 30, 2017.

General and administrative expenses. General and administrative expenses were $8.8 million for the three months ended September 30, 2018 compared to $3.8 million for the three months ended September 30, 2017, including stock-based compensation expense of $2.6 million and $0.4 million in the three months ended September 30, 2018 and 2017, respectively. The increase of approximately $5.0 million was primarily attributable to the $2.2 million increase in stock-based compensation expense mainly due to new options granted at exercise prices subsequent to the IPO and an increase in our general and administrative headcount, a $1.0 million increase in other personnel-related expenses due to an increase in our general and administrative headcount, and a $0.9 million increase in legal expenses and other professional services to support our ongoing operations as a public company.

General and administrative expenses were $21.3 million for the nine months ended September 30, 2018 compared to $10.6 million for the nine months ended September 30, 2017, including stock-based compensation expense of $6.0 million and $1.0 million in the nine months ended September 30, 2018 and 2017, respectively. The increase of $10.7 million was primarily attributable to the $5.0 million increase in stock-based compensation expense mainly due to new options granted at higher exercise prices subsequent to the IPO and an increase in our general and administrative headcount, a $2.1 million increase in other personnel-related expenses due to an increase in our general and administrative headcount, and a $1.8 million increase in legal expenses and other professional services to support our ongoing operations as a public company.

Interest and other income, net. Interest and other income, net was $2.6 million for the three months ended September 30, 2018 compared to $0.4 million for the three months ended September 30, 2017. The increase of $2.2 million reflects that the marketable securities balances were higher in 2018 than in 2017, and increased interest rates on marketable securities in our portfolio for the three months ended September 30, 2018.

Interest and other income, net was $7.3 million for the nine months ended September 30, 2018 compared to $1.3 million for the nine months ended September 30, 2017. The increase of $6.0 million reflects that the marketable securities balances were higher in 2018 than in 2017, and that there were increased interest rates on marketable securities in our portfolio for the nine months ended September 30, 2018.
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

Pursuant to the Takeda Collaboration Agreement, we received a $40.0 million upfront payment and a $5.0 million preclinical milestone in February 2018. Further, under the associated Stock Purchase Agreement we received a further $110.0 million of cash proceeds in February 2018 in exchange for 4,214,559 shares of common stock issued.

As of September 30, 2018, we had cash, cash equivalents and marketable securities in the amount of $517.1 million.
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

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates or from our Takeda Collaboration Agreement, Sanofi Collaboration Agreement, or future agreements with other third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $305.5 million through September 30, 2018. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(43,069)	$(58,299)
Net cash (used in) provided by investing activities	(226,019)	53,983
Net cash provided by financing activities	95,329	732
Net decrease in cash, cash equivalents and restricted cash	$(173,759)	$(3,584)
Net Cash Used In Operating Activities

During the nine months ended September 30, 2018, cash used in operating activities was $43.1 million, which consisted of a net loss of $113.8 million, adjusted by non-cash expenses of $16.3 million and cash provided by changes in our operating assets and liabilities of $54.4 million. The non-cash expenses consisted primarily of stock-based compensation expense of $13.1 million and depreciation expense of $5.0 million partially offset by net amortization of premiums and discounts on marketable securities of $1.9 million. The change in our operating assets and liabilities was primarily due to an increase of $57.1 million in the contract liability related to the Takeda Collaboration Agreement, an increase of $2.6 million in accrued and other current liabilities, and an increase in accounts payable of $1.2 million, partially offset by an increase of $5.4 million in prepaid expenses and other assets, and a decrease of $1.2 million in deferred rent.

During the nine months ended September 30, 2017, cash used in operating activities was $58.3 million, which consisted of a net loss of $65.3 million, adjusted by non-cash expenses of $6.1 million and cash provided by changes in our operating assets and liabilities of $0.9 million. The non-cash charges consisted primarily of stock-based compensation expense of $3.0 million and depreciation expense of $2.3 million. The change in our operating assets and liabilities was primarily due to an increase of $0.9 million in accrued and other current liabilities.
Net Cash (Used In) Provided By Investing Activities

During the nine months ended September 30, 2018, cash used in investing activities was $226.0 million, which consisted of $400.6 million of purchases of marketable securities and $2.0 million of capital expenditures to purchase property and equipment, partially offset by $176.6 million in proceeds from the maturity of marketable securities.

During the nine months ended September 30, 2017, cash provided by investing activities was $54.0 million, which consisted of $102.4 million in proceeds from the maturity of marketable securities, partially offset by $46.7 million of purchases of marketable securities and $1.8 million of capital expenditures to purchase property and equipment.
Net Cash Provided By Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities was $95.3 million, which consisted of the $94.4 million market value of the 4,214,559 shares of common stock issued to Takeda in February 2018 under the Stock Purchase Agreement, and $2.3 million of proceeds from the exercise of options to purchase common stock and issuance of ESPP shares. These amounts were partially offset by $1.4 million for payments of issuance costs related to the issuance of common and preferred stock.
During the nine months ended September 30, 2017, cash provided by financing activities was $0.7 million, which consisted of net proceeds in connection with exercises of options to purchase common stock.

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
Contractual Obligations and Commitments

Effective September 2017, we entered into a Development and Manufacturing Services Agreement, as amended (the "DMSA"), with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. Under the DMSA, we will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of our antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the Lonza agreement will expire on September 6, 2022. As of September 30, 2018, we had several purchase orders for biological product development and manufacturing costs totaling $13.0 million. The activities under these purchase orders are expected to be completed by April 2024. During the three and nine months ended September 30, 2018, we incurred costs of $1.4 million and $2.6 million, respectively, and made payments of $1.3 million and $2.0 million, respectively, for the development and manufacturing services rendered under the agreement. As of September 30, 2018, we had total non-refundable purchase commitments of $7.7 million under the DMSA.
Effective October 2018, we initiated the second project plan under the DMSA, which included services totaling $10.5 million for the development and manufacture of biologic products, the activities under which commenced in October 2018 and are expected to be completed by December 2024. As of November 2, 2018 we had total non-refundable purchase commitments of $5.5 million related to the second project plan.

On May 2, 2018, we entered into an amendment to our Headquarters Lease (the "Headquarters Lease Amendment") to relocate and expand our headquarters to 148,020 rentable square feet in a to-be-constructed building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which is the later of February 1, 2019 or the date that the premises are ready for occupancy. We have an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term.

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

Other than the addition of the revenue recognition policy included below, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 19, 2018.
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
Recent Accounting Pronouncements

Except as described in Note 1 to the condensed consolidated financial statements under the headings “Recently Issued Accounting Pronouncements” and "Recently Adopted Accounting Pronouncements", there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 19, 2018, that are of significance or potential significance to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $517.1 million as of September 30, 2018, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of September 30, 2018, we had open forward foreign currency exchange contracts with notional amounts of $7.3 million. A hypothetical 10% strengthening in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at September 30, 2018 would have resulted in a reduction in the value received over the remaining life of these contracts of approximately $0.7 million and, if realized, would negatively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

We have incurred net losses in each reporting period since our inception, including net losses of $35.4 million and $113.8 million for the three and nine months ended September 30, 2018, and $21.8 million and $65.3 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $305.5 million.

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

As of September 30, 2018, we had $517.1 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have never completed a clinical development program. In the past two years, we have discontinued the development of three programs prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. We currently have one product candidate, DNL201, for which recruitment has commenced for the Phase 1b clinical study in Parkinson's disease patients with and without the genetic LRRK2 mutation, with the first patient expected to be dosed in late 2018, and two product candidates, DNL151 and DNL747, in Phase 1 clinical trials in healthy volunteers in the Netherlands. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver test abnormalities in some clinical trial healthy volunteer participants. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

Our most advanced product candidate, DNL201, has commenced recruitment for the Phase 1b clinical study in Parkinson's disease patients with and without the genetic LRRK2 mutation, with the first patient expected to be dosed in late 2018. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA. Our second and third most advanced product candidates, DNL151 and DNL747, are both currently in Phase 1 clinical trials in healthy volunteers. In the nonclinical safety studies for DNL201, DNL151, and DNL747, toxicities were observed at high doses in rat and/or cynomolgus monkey above doses and exposures that will be tested in the clinic. We cannot assure you that DNL201, DNL151, DNL747 or our other product candidates will not be subject to new, partial or full clinical holds in the future.

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

Applications for our product candidates could fail to receive regulatory approval in an initial or subsequent indication for many reasons, including but not limited to the following:

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

Our most advanced product candidates, DNL201, DNL151, and DNL747 are currently our only clinical stage product candidates. In 2017, we initiated Phase 1 clinical trials of DNL201 and DNL151 in healthy volunteers. In its trial, DNL201 achieved its safety, pharmacokinetic, and pharmacodynamic objectives. DNL201 was generally well tolerated with no serious adverse events at doses that achieved high levels of CSF exposure and robust target engagement as measured by two blood based biomarkers of LRRK2 activity. On August 1, 2018, we announced positive results from the DNL201 Phase 1 Healthy Volunteer Study and data from this study was presented at the Michael J Fox Foundation Parkinson's Disease Therapeutic Conference on October 25, 2018. Recruitment has commenced for the Phase 1b clinical study in Parkinson's disease patients with and without the genetic LRRK2 mutation, with the first patient expected to be dosed in late 2018. To date, DNL151 has been well tolerated. We initiated a Phase 1 clinical trial of DNL747 in healthy volunteers in March 2018. Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL201, DNL151 and/or DNL747 and could lead to delays and/or termination of the development of these product candidates.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such product and cause us to recall our product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

•
we may be required to create a Risk Evaluation and Mitigation Strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements, such as boxed warning on the packaging, to assure safe use;

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
Our business is subject to complex and evolving U.S. and foreign laws and regulations relating to privacy and data protection. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union General Data Protection Regulation, or GDPR, which became fully effective on May 25, 2018, imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of Ä20 million or four percent of worldwide annual revenues.  The GDPR and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials.  We are working to comply with the GDPR and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations.  It is possible that the GDPR or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition and results of operations.
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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors, including with the shipment of any drug supplies, could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.
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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of September 30, 2018, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we do not own or in-license any issued United States patents covering the composition of matter of the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or any issued United States patents that cover the composition of matter of antibodies or enzymes being developed in our TREM2, aSyn, or IDS core programs. We have filed or intend to file patent applications on these aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, core programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As of September 30, 2018, we had approximately 170 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

•	difficulties in compliance with non-U.S. laws and regulations;

•	changes in non-U.S. regulations and customs, tariffs and trade barriers;

•	changes in non-U.S. currency exchange rates and currency controls;

•	changes in a specific country’s or region’s political or economic environment;

•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

•	negative consequences from changes in tax laws;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	difficulties associated with staffing and managing international operations, including differing labor relations;

•	potential liability under the FCPA, UK Bribery Act or comparable foreign laws; and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

As of September 30, 2018, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

None.

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
10.1#
Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017 and Amendment No. 2 on January 18, 2018, dated July 2. 2018.

10.2#
Amendment No. 4 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, Amendment No. 2 on January 18, 2018 and Amendment No. 3 on July 2. 2018, dated August 30, 2018.

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

DENALI THERAPEUTICS INC.

Date:	November 8, 2018	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)