Form 10-Q/A
period 2018-06-30
Denali Therapeutics Inc.
filed 2018-12-06
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Denali Therapeutics Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission on August 9, 2018. The purpose of this Amendment is solely to refile Exhibits 10.2 and 10.4, which were originally filed with the Form 10-Q, with revised redactions in response to comments received from the staff of the Securities and Exchange Commission regarding the confidential treatment requests filed by the Company with respect to certain portions of Exhibits 10.2 and 10.4.
This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.
This Amendment is an exhibit-only filing. Except for the changes to Exhibits 10.2 and 10.4, this Amendment does not otherwise update any exhibits as originally filed or previously amended.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017
10.1	First Amendment to Lease between the Registrant and HCP Oyster Point III LLC, dated May 2, 2018.	10-Q	001-38311	10.1	8/9/2018
10.2#	Amended and Restated Licence Agreement between F-star Gamma Limited and F-star Biotechnology Limited, dated August 24, 2016.
10.3#	Side Letter between the Registrant, F-Star Gamma Limited, F-Star Biotechnology Limited and f-star Biotechnologische Forschungs-und Entwicklungsges m.b.H., dated May 21, 2018.	10-Q	001-38311	10.3	8/9/2018
10.4#	Share Purchase Agreement between the Registrant, certain shareholders of F-star Gamma Limited and Shareholder Representative Services LLC, dated May 30, 2018.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-Q	001-38311	31.1	8/9/2018
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-Q	001-38311	31.2	8/9/2018
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-Q	001-38311	31.1	8/9/2018
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-Q	001-38311	31.2	8/9/2018
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Previously furnished with the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018. The information in this exhibit is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the hereof, irrespective of any general incorporation language contained in such filing.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	December 6, 2018	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 6, 2018	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

4