Form 10-K
period 2018-12-31
Denali Therapeutics Inc.
filed 2019-03-12
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-38311

Denali Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3872213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
161 Oyster Point Blvd. South San Francisco, CA, 94080
(Address of principal executive offices and zip code)
(650) 866-8548
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $489.4 million, based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 29, 2018 of $15.25 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of outstanding shares of the registrant’s common stock as of March 5, 2019 was 95,289,047 par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2018 fiscal year ended December 31, 2018.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:
•the success, cost and timing of our development activities, preclinical studies and clinical trials, and in particular the development of our blood-brain barrier ("BBB") platform technology, core programs and biomarkers;
•the extent to which any dosing limitations that we have been subject to and/or may be subject to in the future, may affect the success of our product candidates;
•the impact of preclinical findings on our ability to achieve exposures of our product candidates that allow us to explore a robust pharmacodynamic range of these candidates in humans;
•the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•the timing or likelihood of regulatory filings and approvals;
•our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•the terms and conditions of licenses granted to us and our ability to license additional intellectual property relating to our product candidates and BBB platform technology;
•our ability to obtain funding for our operations, including funding necessary to develop and commercialize our product candidates;
•our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•future agreements with third parties in connection with the commercialization of our product candidates;
•the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•the rate and degree of market acceptance of our product candidates;
•existing regulations and regulatory developments in the United States and foreign countries;

•potential claims relating to our intellectual property and third-party intellectual property;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•the pricing and reimbursement of our product candidates, if approved and commercialized;
•the success of competing products or platform technologies that are or may become available;
•our ability to attract and retain key managerial, scientific and medical personnel;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance; and
•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.
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

Neurodegeneration represents one of the most significant unmet medical needs of our time, with few effective therapeutic options available for patients with Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis ("ALS"), and other neurodegenerative diseases. The burden of these diseases to patients and society is massive.

We believe the time is right to make a strong and ambitious effort to defeat neurodegeneration. We believe that we can succeed in a field that has seen limited success in the past, because of our team of experienced and passionately dedicated scientists and drug developers, our focused scientific strategy, and our proprietary blood-brain barrier ("BBB") platform delivery technology. We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development including two programs in patient studies for Alzheimer’s disease, Parkinson’s disease, and ALS and two programs starting IND-enabling studies for Hunter Syndrome and Parkinson’s disease.

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

In building and developing our portfolio, we are guided by the principles outlined above, which means that (i) the therapeutic target or pathway for each program is genetically linked to neurodegenerative disease, (ii) our product candidates are being engineered to optimize brain delivery, and (iii) the clinical development plan is enabled by biomarkers. We rigorously follow the science and employ the therapeutic modality that we believe is best suited to modulate the target pathway. Our product candidates currently include small molecules, antibodies and enzymes and may expand to include other modalities in the future, including viral vectors.

To prioritize the allocation of our resources within our portfolio, we designate certain programs as core programs and others as seed programs. Our core programs are at various stages of clinical and preclinical development, and we believe that each of these programs has the potential to result in either first-in-class or best-in-class products for neurodegenerative diseases.

To further increase the probability of success, we make parallel investments in lead and back-up development candidates, and plan to advance only those candidates to the later stages of clinical development that show strong preclinical and early clinical data. We replenish, grow and optimize our portfolio through in-house discovery and external business development activities, in each case enabled by our strong internal research and development expertise and capabilities. We maintain a high bar to move our product candidates through development and quickly terminate molecules and programs based on data that do not meet our rigorous discovery and development standards.

By developing a broad portfolio of product candidates, we can apply learnings and tools across programs and leverage economies of scale in our research and development organization. Our target indications include diseases with large patient populations, such as Alzheimer’s disease and Parkinson’s disease, as well as orphan indications, such as mucopolysaccharidosis type II ("MPS II") or Hunter Syndrome, and ALS. We aim to increase the probability of success and accelerate clinical development timelines by using biomarkers and other tools to demonstrate an impact on relevant disease biology for proof of concept in early clinical trials.

We have development and commercialization rights to all of our programs, including the programs partnered with Takeda Pharmaceutical Company Limited ("Takeda"), as well as with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") for CNS indications, where we share responsibility for clinical development and share commercialization rights in the US and China.

The following table summarizes key information about our programs:

Delivering therapeutics across the BBB is critical to enabling effective treatments for CNS diseases, but this has been a major obstacle to successful drug development. Protein therapeutics, such as antibodies, have revolutionized the treatment of many diseases, but this class of medicines does not effectively cross the BBB and, therefore, currently has very limited therapeutic application to the treatment of CNS diseases. To address this limitation, we have developed proprietary drug delivery platform technologies, the most advanced of which is the TV platform. This technology enables the delivery of antibodies (Antibody Transport Vehicle or "ATV"), enzymes (Enzyme Transport Vehicle or “ETV") and other proteins (Protein Transport Vehicle or “PTV"). We have achieved proof of concept for the ATV and ETV platforms in mouse and nonhuman primate models. We are currently optimizing and broadening this platform technology.

Our ATV and ETV platforms are modular BBB delivery technologies for large molecule therapeutics, including antibodies, enzyme and other proteins.

Therapeutic candidates enabled by the TV platform are designed to engage specific BBB transport receptors, which are ubiquitously expressed in the brain capillaries and facilitate transport of proteins into the brain. Data from both mouse and nonhuman primate animal models across multiple studies designed to demonstrate proof of concept of the ATV and ETV platforms have demonstrated a robust and sustained pharmacodynamic (“PD”) effect in the brain after intravenous dosing of ATV-enabled antibodies and ETV-enabled recombinant enzymes, while standard antibodies and conventional recombinant enzymes had minimal PD effect. Antibodies engineered with our ATV technology have demonstrated an increase in brain exposure of approximately 20-fold, compared to control antibodies not enabled by this technology, which translates to a brain to plasma ratio of approximately 2%, compared to approximately 0.1% brain concentrations commonly observed for control antibodies not enabled by this technology. The improvement in brain exposure may enable therapeutically relevant concentrations of our ATV and ETV product candidates in the brain, making them potentially superior to traditional monoclonal antibodies, enzyme replacement therapies and other large molecule therapeutics.

We are currently developing several product candidates for multiple programs to advance into investigational new drug ("IND") enabling studies in preparation for human clinical trials. We plan to have multiple product candidates that utilize our TV platforms enter clinical development in 2019 and 2020, including molecules targeting alpha-synuclein ("aSyn"), iduronate 2-sulfatase ("IDS"), and triggering receptor expressed in myeloid cells 2 ("TREM2"); and Tau. In January 2018, we entered into an Option and Collaboration Agreement ("Takeda Collaboration Agreement") with Takeda pursuant to which we granted Takeda an option to develop and commercialize, jointly with us, three of our programs (ATV:TREM2 and ATV:BACE1/Tau and a third identified, but yet undisclosed discovery stage program) that are enabled by our TV blood-brain barrier delivery technology and intended for the treatment of neurodegenerative diseases. In February 2019, we amended the agreement with Takeda to replace the ATV:BACE1/Tau program with the ATV:Tau program, targeting only Tau. Based on progress with two of the three partnered programs, the criteria for certain defined milestones were met in the quarter ended December 31, 2018 and certain milestone payments received. If Takeda exercises its option for a particular target, we and Takeda will share equally the clinical development costs and the commercial profits for each collaboration program on a world-wide basis.

For small molecules, we follow a rigorous approach to designing these molecules to cross the BBB. DNL201 and DNL151, our small molecule inhibitors of leucine-rich repeat kinase 2 ("LRRK2"), and DNL747, our small molecule inhibitor of receptor interacting serine/threonine protein kinase 1 ("RIPK1"), have been specifically designed to cross the BBB.

LRRK2 is a protein that regulates the function of the lysosome, an important cellular organelle involved in the physiological degradation of proteins. Increased LRRK2 activity is associated with perturbed lysosomal function, leading to reduced protein degradation and resulting in protein accumulation and cell death. Lysosomal dysfunction is a central pathology of Parkinson’s disease. Further, LRRK2 is genetically validated as a degenogene (a gene that causes or is a risk factor for neurodegenerative disease) as mutations in LRRK2 are one of the most commonly known genetic causes of Parkinson’s disease. Inhibiting LRRK2 with a brain-penetrant small molecule drug may improve lysosomal function and result in therapeutic benefit for patients with Parkinson’s disease. In a Phase 1 study in healthy volunteers, our lead LRRK2 product candidate, DNL201, met all objectives including CSF exposure levels and LRRK2 inhibition, as well as evidence of pathway engagement, at doses that were well tolerated. In December 2018, we initiated a Phase 1b clinical trial for DNL201 in Parkinson’s disease, including patients that carry a LRRK2 mutation and those without a LRRK2 mutation, i.e. sporadic Parkinson’s disease. In addition, we are conducting an ongoing Phase 1 healthy volunteer study with our back-up LRRK2 product candidate, DNL151. We intend to select one drug candidate for pivotal studies.

RIPK1 is a protein that regulates the function of microglia, which are the resident immune cells in the brain and genetically implicated in the pathology of neurodegenerative diseases. Increased RIPK1 kinase activity drives neuroinflammation and necroptotic cell death. Inhibition of RIPK1 has been shown to have beneficial effects in preclinical models of Alzheimer’s disease, ALS and other diseases, including many systemic inflammatory diseases. In a Phase 1 study in healthy volunteers, our lead RIPK1 product candidate, DNL747, met all endpoints, including CSF exposure levels, RIPK1 inhibition, and pathway engagement, at doses that were well tolerated. In December 2018, we initiated a Phase 1b clinical trial for DNL747 in ALS and in February 2019 we initiated a Phase 1b clinical trial for DNL747 in Alzheimer’s disease. We have additional RIPK1 back-up candidates, including one that has completed IND-enabling studies. In October 2018, we entered into a Collaboration and License Agreement with Sanofi ("Sanofi Collaboration Agreement"). Denali and Sanofi plan to jointly develop and commercialize products containing RIPK1 inhibitors for neurological indications, such as Alzheimer's disease, ALS, and MS, and Sanofi plans to develop and commercialize products containing RIPK1 inhibitors for systemic inflammatory indications, such as rheumatoid arthritis and psoriasis.

Collaborations and partnering are central components of our strategy to build and develop our portfolio of product candidates. We have arrangements with biopharmaceutical companies, technology companies, academic institutions, foundations, and patient-focused data companies. Notable active arrangements we have include those with Takeda, Sanofi, Genentech, F-star, Sirion, Harvard University, the Michael J. Fox Foundation, and Centogene, amongst others. Through these arrangements, we are able to gain access to new product candidates, deepen our scientific understanding of certain areas of biology, identify potential patients for our clinical trials and thereby accelerate and increase the probability of success of the development of our programs. We believe that being an active participant in the scientific community and accessing external innovation is important to our success and we plan to remain active in business development activities. Our goal is to be the most attractive partner for academic groups and companies in the field of neurodegeneration based on our singular focus, deep scientific expertise in neurodegeneration and BBB biology, established research and development capabilities and ability to execute development programs with speed and scientific rigor.
Our Approach to Defeating Neurodegeneration
Disease Overview

Neurodegenerative diseases are a collection of conditions defined by progressive nervous system dysfunction, degeneration and/or death of neurons causing cognitive decline, functional impairment and eventually death. Neurodegeneration represents one of the most significant unmet medical needs of our time, with the aging of the population and the lack of effective therapeutic options causing a rapid increase in the number of patients. The two most common neurodegenerative diseases are Alzheimer’s disease, representing an estimated 60% to 70% of all dementias according to the World Health Organization, and Parkinson’s disease. In the United States, 5.7 million people suffer from Alzheimer’s disease, as many as one million people suffer from Parkinson’s disease, and more than 20,000 patients suffer from ALS, according to estimates from the Alzheimer’s Association, the Parkinson’s Disease Foundation, and the ALS Association, respectively.

The cost to society from neurodegenerative disease is massive. The direct costs of caring for individuals with Alzheimer’s disease and other dementias in the United States were an estimated $277 billion in 2018, and are projected to increase to $1.1 trillion by 2050, according to the Alzheimer’s Association. In the United States, the total cost of care to patients suffering from Alzheimer’s disease and other dementias far exceeds that of many other diseases, including cancer.

Our Scientific Strategy

We strictly follow our scientific strategy, which consists of three principles below, and we believe that this will increase our probability of success and accelerate development timelines:

•Genetic pathway potential: selection of targets with a genetic link to disease;

•Engineering brain delivery: specifically designing therapeutics to cross the blood-brain barrier; and

•Biomarker-driven clinical development: Selecting the right patients, selecting the right dose, and monitoring effects of the drug in early clinical studies.
Genetic Pathway Potential

Advances in our understanding of the genetics, pathology and cell biology underlying chronic neurodegenerative diseases have identified pathways that trigger and/or contribute to disease onset and progression. Of particular importance is the progress in genetic sequencing where the dramatic reduction in the cost of genome sequencing has contributed to the discovery of numerous genetic mutations that have been linked to neurodegeneration (Figure 1).

Figure 1: The number of associated genetic mutations linked to Alzheimer’s disease, Parkinson’s disease and ALS from 1991 to 2018. For genome-wide association studies, disease genes were selected based on genome-wide significance (p<5×10-8). Rare disease-causing and/or high penetrance mutations were included based on a p value of 1x10^-7 and replication in an independent cohort.

Human Genetics: Degenogenes

Prior to 2007, only a limited number of genetic mutations linked to Alzheimer’s disease, Parkinson’s disease and ALS had been identified. Since 2007, the number of genetic associations discovered in neurodegenerative diseases has grown rapidly, with more than 130 genes associated with these three neurodegenerative diseases collectively. These degenogenes directly point to important disease pathways that are disrupted in neurodegeneration, and are our scientific foundation for identifying and pursuing promising targets for drug development. We have chosen to initially focus on three such pathways: lysosomal function, glial biology and cellular homeostasis.

Disease Pathways
Lysosomal Function

The lysosomal system, the disposal and recycling compartment of the cell, is involved in the digestion and processing of proteins and lipids in brain cells. Dysfunction of the lysosomal system is associated with several neurodegenerative diseases, including Parkinson’s disease and neurodegeneration in the context of lysosomal storage diseases ("LSDs"). Degenogenes linked to lysosomal function include LRRK2, aSyn, and lysosomal enzymes dysfunctional in LSDs, including IDS, and glucocerebrosidase ("GBA"). We believe therapeutics designed to correct lysosomal dysfunction are a promising approach to broadly treat neurodegeneration.

Glial Biology

The human brain contains several types of glial cells, which are non-neuronal cells that are important for protecting and supporting neuronal function, pruning neuronal synapses, and providing immune surveillance and response. A specific glial cell type, microglial cells, which are the macrophages of the brain and spinal cord, act as the resident immune system in the brain. Recently discovered degenogenes implicate immune dysfunction in microglial cells in patients with Alzheimer’s disease and other neurodegenerative diseases. These genes include TREM2 and numerous other genes that are highly expressed in inflamed microglia. We believe the impact of immune modulation in neurodegeneration is a promising approach to treating disease. Genetic and pathological data suggest that reversing defects in glial biology may significantly delay or halt the progression of some neurodegenerative diseases, such as Alzheimer’s disease and ALS. Specifically, we and others have recently discovered that RIPK1, a kinase, which is an enzyme that catalyzes the addition of a phosphate group to substrates, usually proteins, downstream of the TNF receptor pathway, a highly validated biologic target in human disease, is overactive in inflamed microglia and several other cells in the brain. Blocking RIPK1 may reverse the hyper-inflamed nature of glia and restore normal function. Improving glial function and modulating the resident immune system in the brain represents a potentially attractive therapeutic strategy.
Cellular Homeostasis

Many degenogenes directly alter the homeostatic balance of brain cells. Specifically, defects in protein, ribonucleic acid ("RNA") or metabolic homeostasis lead to the death of neurons and dysfunction of the nervous system. This includes spreading of protein aggregates resulting in a proteinopathy, a characteristic finding in Alzheimer’s and Parkinson’s diseases that results from disorders of protein synthesis, trafficking, folding, processing or degradation in cells. This also includes aggregation of RNA binding proteins disrupting cellular stress response in Alzheimer’s disease and ALS. The clearance of macromolecules in the brain is particularly susceptible to imbalances that result in aggregation and degeneration in nerve cells. For example, Alzheimer’s disease pathology is characterized by the presence of amyloid plaques, which are accumulations of complex amyloid proteins deposited in tissues and neurofibrillary tangles, which are aggregates of hyperphosphorylated Tau protein that are a marker of Alzheimer’s disease and other diseases known as tauopathies. We target this pathology with our ATV:Tau program and believe therapies that correct defects in cellular homeostasis have the potential to halt or delay neurodegenerative disease progression.
Engineering Brain Delivery
The Blood-Brain Barrier Challenge
The blood-brain barrier protects the brain from harmful substances in the blood stream by regulating the transfer of proteins, nutrients and waste products. The BBB consists of approximately 400 miles of blood vessels which are lined by closely linked endothelial cells. Delivery of therapeutics to the brain has been challenging as most small molecule drugs are actively excluded by efflux pumps, and brain uptake of therapeutic antibodies and recombinant enzymes is severely limited by their size (Figure 2).

Figure 2: Schematic of the BBB. The specialized vessels of the brain represent a significant barrier for both small and large molecule therapeutics. Tight junctions between endothelial cells prevent the diffusion of large molecules while most small molecules are kept out of the brain by efflux pumps.

The protective nature of the BBB limits the passive uptake of small molecule and large molecule therapeutics in the brain. For example, the concentration of most therapeutic antibodies in the brain is only 0.1% of the concentration in the blood. We believe that insufficient access of therapeutics to the brain due to the BBB is one of the major reasons for the low success rates of clinical trials in neurodegenerative diseases to date. Engineering brain delivery of product candidates is therefore critical to our success in developing effective therapeutics for patients with neurodegenerative diseases. Our product candidates are engineered to reach their intended targets in the brain at exposure levels that will provide a therapeutic effect, while having an acceptable safety profile. We do not plan to bring a product candidate into late-stage clinical testing unless it has shown sufficient brain concentration and target engagement in the brain in preclinical models and early-stage clinical trials.
Engineering Large Molecule Brain Delivery

For large molecules, including therapeutic antibodies and enzymes, we are developing proprietary platform technologies to actively transport these molecules across the BBB through receptor-mediated transcytosis ("RMT"). RMT through the BBB is the process by which macromolecules in the blood bind to receptors on the endothelial cells that make up the BBB and are actively transported and released into the brain. Our large molecule transport vehicle ("TV") platform technology engineers BBB receptor binding into an Fc domain (Figure 3). We have selected transferrin receptor ("TfR"), which is a highly-expressed BBB receptor that we believe has the ability to substantially improve brain uptake of therapeutic molecules. This construct can be integrated and fused to therapeutic molecules as described below, without disrupting the binding of transferrin to TfR.

Figure 3: Schematic of the BBB large molecule Transport Vehicle (TV) technology. The TV platform technology contains BBB receptor (TfR) binding in the Fc domain (A). The TV can be fused to Fab arms constituting the Antibody Transport Vehicle (ATV) technology (B). ATVs bind to TfR, enabling TfR-mediated transcytosis and brain uptake (C).
Antibody Transport Vehicle
Our ATV platform technology utilizes the BBB receptor binding Fc domain to engineer bispecific and bivalent antibodies with improved brain delivery (Figure 4).
 Figure 4: Schematic of receptor-mediated transport of ATV at the BBB. ATV molecules engage TfR on the blood vessel wall in the brain. Once bound, ATV is brought into vesicles that are transcytosed across the endothelial cell and released into the brain, thus substantially increasing antibody concentrations in brain. ATV binding to TfR does not disrupt the binding of transferrin to TfR.

We have achieved in vivo proof of concept for the ATV platform in mice whose genomes have been engineered to express a portion of the human TfR gene at a specific location, or human TfR knock-in mice, and we have achieved in vivo proof of concept data in a study in nonhuman primates.

In the human TfR knock-in mouse model, we have completed three preclinical studies designed to demonstrate proof of concept for the ATV platform. Such studies have demonstrated an average 20-fold increased antibody uptake in the brain, compared to a control antibody (Figure 5).

As a result of a dramatic improvement in brain antibody uptake with the ATV, we observed a robust brain PD response, which is the biochemical and physiological effect of a drug, as measured by reduction in levels of amyloid beta in brain. This represents a highly disease-relevant proximal readout as amyloid beta levels are a primary driver of the amyloid plaque pathology in Alzheimer’s disease. These data demonstrate that the brain concentrations achieved with the ATV platform are in excess of levels needed to mediate a therapeutic response. Without the ATV, the control antibody was unable to have a desired PD effect in the brain (Figure 5).

ATV-enabled antibodies also showed broad distribution in the brain, effectively crossing the BBB and associating with brain cells. Using brain imaging techniques, human IgG1 distribution was compared between a control anti-BACE1 antibody and ATV1:BACE1 (Figure 5). Images show robust localization of ATV1:BACE1 with cells in the brain after systemic delivery. These proof of concept data in a human TfR knock-in mouse model demonstrate the ability of ATV to achieve therapeutic concentrations and broad distribution in brain.

A
Brain [Human IgG] (nM)
****
>20x
Anti-BACE1
ATV1:BACE1
B
Brain [ABeta] (pg/g)
****
-57%
Untreated
Anti-BACE1
ATV1:BACE1
C
Brain [Human IgG] (nM)
Anti-BACE1
ATV1:BACE1
ATV2:BACE1
ATV3:BACE1
Time (days)
D
Brain [ABeta] (pg/g)
Time (days)
E
anti-BACE1
ATV1:BACE1
huIgG1
NeuN
merge

Figure 5: ATV therapeutics achieve robust brain uptake and PD activity in human TfR knock-in mice. Mice were injected with 50 mg/kg of anti-BACE1 or ATV1:BACE1. After 24 hours of circulation, brain antibody concentrations were compared between anti-BACE1 (1.2nM) and ATV1:BACE1 (38.6nM) (A). A significant reduction in brain Abeta levels (57%) was observed for mice injected with ATV:BACE1 compared to anti-BACE1, where no reduction was observed as compared to untreated mice (B). Mice were injected with 50 mg/kg of anti-BACE1, ATV1:BACE1, ATV2:BACE1 or ATV3:BACE1. All ATV:BACE1 variants show a significant increase in brain uptake at 1 and 3 days post-dose as compared to anti-BACE1 (C). Significant brain Abeta reduction was observed for all ATV:BACE1 variants at 1 and 3 days post-dose, and for ATV3:BACE1 at 7 days post-dose, as compared to anti-BACE1 (D). Immunohistochemistry staining of brain sections from mice injected with either anti-BACE1 or ATV1:BACE1 24 hours post-dose. Robust and broad neuronal distribution of systemically administered ATV1: BACE1, but not anti-BACE1 is observed (E). HuIgG1 labels antibody; NeuN labels neurons; **** indicates p<0.0001.

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
Figure 6: ATV therapeutics achieve CNS PD activity in nonhuman primates. Cynomolgus monkeys were systemically injected with 30 mg/kg of control antibody, anti-BACE1, or ATV4:BACE1. In plasma, anti-BACE1 and ATV4:BACE1 equally reduce Abeta levels (A). In CSF, a robust and sustained reduction in CSF Abeta (B) and soluble APPbeta/APPalpha ratio (C) was observed in monkeys with ATV4:BACE1 compared to control antibody. In contrast, anti-BACE1 has minimal impact on CSF Abeta and APPbeta/APPalpha levels (C).
Enzyme Transport Vehicle

Our ETV platform utilizes the same RMT approach as our ATV platform to deliver enzymes across the BBB. One potential application of this technology is the neurological component of LSDs. The ETV platform technology is an Fc enzyme fusion in which the TfR binding is engineered into the Fc domain (Figure 7). The high modularity of the platform makes it well suited for delivery of enzymes across the BBB. The ETV enables different fusion formats with one or two enzymes. The characteristics of the ETV platform are also applicable to proteins and peptides that may be fused to the platform for other indications.

Figure 7: Engineering brain delivery using the ETV platform. The ETV platform technology contains BBB receptor (TfR) binding in the Fc domain (A) fused to an enzyme (B) to enable transport of enzymes into the brain through TfR-mediated transcytosis (C).

Platform Technology Development and Applications

We are advancing our ATV and ETV platforms through further preclinical studies in mice and nonhuman primates. We are currently undertaking or plan to commence additional IND-enabling studies for multiple preclinical product candidates in 2019, including DNL310 (ETV:IDS) in Hunter Syndrome and ATV:aSyn in Parkinson's disease. We plan to file an IND or CTA for our first platform-enabled program, DNL310 (ETV:IDS) in late 2019. We are also combining our proprietary human TfR knock-in-mice model with disease-specific animal models in order to more precisely assess the potential of our platform-enabled therapeutic candidates in relevant disease models. We expect that this will give us the ability to perform pharmacokinetic/pharmacodynamic ("PK/PD"), and efficacy studies and to quantitatively demonstrate the advantages of antibodies and proteins delivered using our platform technologies. To enable the development of our platform technologies, we have entered into a strategic licensing and collaboration agreement with F-star. For more information regarding our collaborations, see "Business - Licenses and Collaborations."
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
Our small molecule drug discovery scientists have many years of experience designing small molecules for brain diseases, including DNL151, one of our lead LRRK2 inhibitors, and DNL747, our lead RIPK1 inhibitor, both of which have demonstrated strong brain exposure and confirmed target engagement in preclinical and clinical studies.

Biomarker-Driven Clinical Development

We define biomarker goals at every phase of development, including prior to the filing of an IND. We focus on three biomarker-driven development principles: target engagement, pathway engagement and patient phenotyping.

Biomarker discovery begins in early preclinical stages for each project. This early preclinical work provides a strong foundation for clinical biomarker work. In-depth investigations into target biology suggest biomarkers of target and pathway engagement that can be explored preclinically in cellular and animal models. Assessment of biomarkers in preclinical animal models enables elucidation of the relationship of target engagement in an accessible peripheral tissue (e.g. blood) and target engagement in the brain (e.g. brain and CSF).

The preclinical biomarkers for target and pathway engagement can be tested in Phase 1 human healthy volunteer or patient studies to confirm translatability of the findings and assess CNS target engagement and its relationship to drug exposure.

The disease relevance of these markers can also be evaluated in biosamples taken from the relevant patient population and then evaluated in patient studies to generate data linking target and pathway engagement to relevant effects on abnormal disease biology. This approach is intended to increase the likelihood of success in Phase 2 and Phase 3 clinical endpoint studies by enabling early dose finding in our clinical programs and streamlining overall clinical development. By utilizing biomarkers and genetic information, we can also better select the best patient population for our clinical trials and product candidates.
Our Portfolio
We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development.

We continually evaluate new programs through our in-house discovery and partnering efforts and employ a rigorous process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing existing programs, discontinuing programs which fail to meet key success criteria, and initiating new programs.

We discuss six of our programs in further detail below.
LRRK2 Inhibitor Program

The two most advanced LRRK2 product candidates are potent, selective and brain-penetrant small molecule inhibitors under investigation for treatment of Parkinson’s disease. DNL201 is in a Phase 1b clinical trial enrolling Parkinson’s disease patients both with and without a genetic LRRK2 mutation. DNL151 is in a Phase 1 clinical trial in healthy volunteers.
Therapeutic Rationale

Lysosomal dysfunction is a central pathology of Parkinson’s disease. Genetic mutations in several proteins associated with Parkinson’s disease, including LRRK2, GBA and aSyn, disrupt normal lysosomal function and contribute to neurodegeneration and the formation of Lewy bodies, which are intracellular aggregates containing aSyn proteins (Figure 9). LRRK2 regulates lysosomal function by phosphorylating Rab proteins, which control intracellular lysosomal trafficking (Figure 10). Mutations in the LRRK2 gene that cause Parkinson’s disease increase LRRK2 kinase activity leading to excessive phosphorylation of Rab proteins, thereby disrupting normal lysosomal movement and maturation. Inhibition of LRRK2 kinase activity with a LRRK2 kinase inhibitor reduces Rab phosphorylation and restores normal lysosomal function.

Figure 9: Lysosomal dysfunction is a central pathology in Parkinson’s disease and leads to protein aggregation of aSyn and Lewy bodies and the death of dopaminergic neurons. LRRK2 acts in healthy cells to maintain normal lysosomal function. Excessive LRRK2 activation or expression reduces lysosomal function and contributes to the progression of Parkinson’s disease. Lysosomal dysfunction in Parkinson’s disease can also be caused by other genetic factors as well as environmental factors. LRRK2 inhibition can restore normal lysosomal function and reduce toxicity in Parkinson’s disease models.

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

Both DNL201 and DNL151 displayed comparable potency of LRRK2 inhibition in blood cells taken from LRRK2 mutation carriers and non-carriers, with a small apparent increase in potency in cells from G2019S mutation carriers (Figure 11).
Figure 11. Treatment of peripheral blood mononuclear cells (PBMCs) derived from LRRK2 mutation carriers and healthy control non-carriers with our LRRK2 inhibitors. Both DNL201 (A) and DNL151 (B) demonstrated a small increase in potency in PBMCs from G2019S mutation carriers.
Biomarker-Driven Development

We have developed assays that measure pS935 LRRK2 and pRab10 phosphorylation as markers of LRRK2 kinase activity to demonstrate target engagement in humans. Phosphorylation of LRRK2 at serine 935 ("pS935") is a well-established biomarker of LRRK2 kinase activity that has been demonstrated to respond to pharmacological inhibition. Rab10 is a member of the Rab GTPase family involved in endolysosomal function and is a direct substrate of LRRK2 kinase.

To provide greater insight into the effects of LRRK2 inhibitors on lysosomal biology in humans, in addition to pRab10 phosphorylation, we have measured BMP di22:6 in urine and CSF of subjects treated with LRRK2 inhibitors. BMP di22:6 is a lysosomal lipid biomarker that indicates changes in lysosome function associated with LRRK2 inhibition.
Results of phase 1 clinical study in healthy volunteers

The DNL201 Phase 1 clinical trial in healthy volunteers completed in July 2018. This was a randomized, double-blind, placebo-controlled, single-center clinical trial in 105 healthy young and 17 healthy elderly subjects to investigate the safety and tolerability of single and multiple oral doses of DNL201 and characterize the PK and PD of DNL201 in plasma and CSF.
Safety

DNL201 was generally well tolerated with no serious adverse events at doses that achieved high levels of CSF exposure and effects on biomarkers of lysosomal function. All treatment emergent adverse events (“TEAEs”) were mild or moderate in severity. In the single ascending dose (“SAD”) study, single doses from 10 mg to 225 mg were evaluated, and in the multiple ascending dose (“MAD”) study, multiple doses from 40 mg once daily and 25 mg to 150/100 mg twice daily were evaluated. The most common TEAs in the MAD study were headache, dizziness, and nausea.

At the highest doses studied, small Cmax related mean increases in pulse rate and mild decreases in blood pressure were observed, but were generally well tolerated. There were no clinically meaningful changes on ECGs, neurological exams, safety laboratories, renal parameters or pulmonary function tests. Overall, the maximum tolerated multiple dose was 100 mg BID, and in the healthy elderly cohort a dose of 80 mg BID was studied and was generally well tolerated. These data supported the advancement of DNL201 into a Phase1b study in Parkinson patients with and without a LRRK2 mutation.
Pharmacokinetics
The PK profile of DNL201 was well behaved and CSF/unbound plasma ratios reflected extensive distribution of DNL201 into the CNS.

Figure 12: DNL201 concentration-time profiles and CSF exposure in healthy young and elderly subjects following administration of multiple oral doses of DNL201.
Target and Pathway Engagement

Dose- and exposure-dependent reductions of both pS935 LRRK2 and pRab10 were observed following administration of well-tolerated doses of DNL201 in healthy volunteers, including healthy elderly subjects.

Figure 13: DNL201 dose-dependent inhibition of LRRK2 in healthy subjects as measured by phosphorylation of LRRK2 on Serine 935 in blood samples collected on Day 1 and Day 10 of dosing. 50% inhibition at trough (Day 10 12 hours post-dose) was achieved in the 40 mg BID group, demonstrating that doses greater than or equal to 40 mg BID are therapeutically relevant.

Figure 14: DNL201 exposure-response in healthy subjects, as measured by phosphorylation of LRRK2 on Serine 935 and phosphorylation of Rab10. Vertical dashed lines show >50% inhibition at trough (Day 10 12 hours post-dose) and >80% inhibition at Cmax (Day 10 3 hours post-dose) in the 40 mg BID group. Greater inhibition at trough and Cmax was achieved in higher dosed cohorts.
Future Development Plan

In December 2018, we initiated a Phase 1b study of DNL201 Parkinson’s disease patients with and without LRRK2 mutations. The primary objectives of this trial are to evaluate safety, PK and PD of DNL201 in LRRK2 patients to identify the optimal dose(s) to study in future Phase 2 and Phase 3 clinical trials, and confirm relevant biomarkers. In addition to ongoing clinical studies, we have engaged Centogene to conduct a targeted global recruitment campaign focused on the early identification and characterization of LRRK2 PD patients and sequence the LRRK2 gene in these patients, to enroll in future clinical studies.

The Phase 1 clinical trial in healthy volunteers for DNL151 is ongoing and we expect to complete this study in 2019.
RIPK1 Inhibitor Program

The most advanced product candidate in our RIPK1 inhibitor program, DNL747, is a potent, selective and brain-penetrant small molecule RIPK1 inhibitor. As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Sanofi on the RIPK1 inhibitor program in neurological diseases, including Alzheimer’s disease, ALS and multiple sclerosis ("MS"). We commenced DNL747 Phase 1b clinical trial in December 2018 for ALS and in February 2019 for Alzheimer’s disease.

Therapeutic Rationale
Aberrant glial biology characterized by neuro-immune dysfunction is a cardinal feature of the pathology of many chronic neurodegenerative diseases including Alzheimer’s disease and ALS. Genome wide association studies ("GWAS") identified that a large proportion of genetic risk factors for late-onset Alzheimer’s disease are expressed almost exclusively by microglia, the resident immune cells of the brain, thus implicating microglia as an important effector of neurodegeneration. ALS-causing mutations in optineurin ("OPTN") result in increased RIPK1 activity in microglia, while two additional ALS-risk genes, Tank Binding Kinase ("TBK") and TNFAIP3-interacting protein 1 ("TNIP1"), regulate RIPK1 signaling in cell-based experiments and in preclinical animal models.

Stimulation of RIPK1 signaling in cultured microglia produces cytokines and other pro-inflammatory factors, including CCL2 ("MCP-1"), IL-1b, and IL-6, while treatment with RIPK1 inhibitors attenuates induction of these factors. Production of these pro-inflammatory cytokines by activated microglia can exacerbate tissue damage and neuronal death. An increase in RIPK1 has been observed both in the brains of animal models of chronic neurodegeneration and patients with Alzheimer’s disease that is correlated with microglial cell activation, suggesting RIPK1 activation is increased in disease.

In addition to the role of RIPK1 in neuroinflammation, the RIPK1 pathway is also a central regulator of necroptosis, a form of programmed cell death. The role of RIPK1 in necroptosis of neurons has been implicated in Alzheimer’s disease, providing another potential pathway where inhibition may be beneficial in disease.
Biomarker-Driven Development

Target engagement has been characterized using a marker of RIPK1 activity, phosphorylation of RIPK1 at Serine166 (pS166). This biomarker has been characterized in in vitro assays in human and monkey PBMCs and has been demonstrated to be robustly reduced by RIPK1 inhibitors.
Results of phase 1 clinical study in healthy volunteers

The Phase 1 clinical trial in healthy volunteers was completed in November 2018. This was a randomized, double-blind, placebo-controlled, single-center clinical trial in 56 healthy subjects to investigate the safety and tolerability of single and multiple oral doses of DNL747 and characterize the PK and PD of DNL747 in plasma and CSF.
Safety

DNL747 was well tolerated to the highest doses tested with no serious adverse events at doses that achieved high levels of brain exposure and robust target engagement as measured by pS166 activity. Across both the SAD and MAD portions of the study there were 42 healthy subjects who received at least one dose of active DNL747, with no serious adverse events and no discontinuations due to study drug exposure. The majority of TEAEs were mild (92%) with the rest of moderate severity.

Pharmacokinetics

The PK profile of DNL747 was well behaved and CSF/unbound plasma ratios reflected extensive distribution of DNL747 into the CNS.

Figure 15: Left: Mean pharmacokinetic profiles of DNL747 at steady-state (Day 14), following oral 100, 200, or 400 mg BID doses to healthy volunteers. Right: CSF:plasma ratio of DNL747 concentrations at steady-state (Day 12), 4 hours post-dose, all dose groups combined. No effects of dose were observed.
Target and Pathway Engagement

A robust, dose-dependent reduction of RIPK1 at pS166 was observed following administration of DNL747 in healthy volunteers at all three doses.
Figure 16: DNL747 dose-dependent inhibition of RIPK1 in healthy subjects as measured by RIPK1 Serine166 phosphorylation change in PBMCs in the multiple-ascending dose cohorts. Nearly 90% inhibition up to 12hrs is achieved with all three doses at the steady state of the dosing period.
Future Development Plan

 In partnership with Sanofi, we commenced DNL747 Phase 1b clinical trial in December 2018 for ALS and in February 2019 for Alzheimer’s disease. These are randomized, double blind, placebo controlled, cross-over designed studies. The primary objectives of these patient studies are to evaluate safety, PK and PD of DNL747 in Alzheimer’s disease and ALS patients, to confirm evidence of target engagement in patients and confirm relevant biomarkers.

We are working with Sanofi to define the future clinical development plans for our RIPK1 inhibitor molecules in ALS, MS and Alzheimer’s disease.

Other RIPK1 Compounds

As part of our parallel development strategy, we have also developed a number of other structurally diverse CNS-penetrant and peripherally-restricted RIPK1 inhibitor molecules, which are included as part of the collaboration agreement with Sanofi. After DNL747, the most advanced RIPK1 inhibitor molecule is DNL758, a Peripheral Product candidate for which IND-enabling studies have been completed. Sanofi will lead clinical development activities with DNL758 for all systemic inflammatory diseases. The clinical trials are expected to begin in 2019.

ETV:IDS Enzyme Replacement Therapy Program

We are developing ETV:IDS as a treatment for the lysosomal storage disorder MPS II. MPS II, also known as Hunter Syndrome, is an X-linked recessive genetic lysosomal storage disease caused by a single gene defect leading to a deficiency in the enzyme IDS. IDS is essential for the breakdown of the glycosaminoglycans ("GAGs"), heparan and dermatan sulfate, and its deficiency results in a toxic accumulation of GAGs and perturbed lysosomal function. Approximately two-thirds of MPS II patients suffer from the neuropathic form of the disease, which is characterized by intellectual disability and a progressive cognitive decline that emerges between three and five years of age. MPS II is currently treated with intravenous infusions of recombinant IDS protein. These treatments do not efficiently distribute to the brain and, therefore, cannot address the neurological manifestations of the disease. There is a demonstrated need for therapies that effectively cross the BBB so as to treat both neurological and peripheral manifestations of MPS II and other LSDs.

Using our TV technology, we have engineered therapeutic fusion proteins that effectively deliver IDS across the BBB into brain tissue in addition to distribution in the rest of the body. Our lead ETV:IDS candidate, DNL310, is currently in IND-enabling studies, and we plan to file an IND or CTA in late 2019.

We have achieved in vivo proof of concept for the ETV:IDS program in a mouse model of MPS II disease. ETV:IDS robustly lowered GAGs in the liver and spleen at levels comparable to idursulfase, a recombinant IDS protein and currently the standard of care for Hunter Syndrome. Importantly, we demonstrated that ETV:IDS was also highly effective in lowering GAGs in the brain, which was not achieved with conventional recombinant IDS as it does not cross through the BBB. The robust GAG reduction observed in brain translated to correction of downstream disease-relevant pathology as treatment with ETV:IDS resulted in a complete correction of lysosomal lipid accumulation and reduction in levels of TREM2, a marker of microglia activity, in the brain.
Figure 17: ETV:IDS reduces GAGs in the periphery of IDS KO; TfRmu/hu KI mice at the same level as conventional recombinant IDS. ETV:IDS has a superior effect in the brain and CSF while conventional recombinant IDS does not reduce GAGs in the brain.

Figure 18: ETV:IDS corrects downstream pathology including lysosomal lipid storage and microglial activation, while conventional recombinant IDS does not have an effect of downstream pathology.
ATV:aSyn Program

ATV:aSyn is a therapeutic candidate targeting alpha Synuclein, a protein that pathologically accumulates, aggregates and spreads throughout the brain in Parkinson’s disease. Lysosomal dysfunction in neurons can contribute to aSyn aggregation, which results in the formation of Lewy bodies, which are one of the defining neuropathological characteristic of Parkinson’s disease, and ultimately cell death. Further, aSyn is a degenogene, as mutations in this gene lead to an increased risk for Parkinson’s disease.

        Our ATV:aSyn candidates are currently in preclinical development, and we expect to file an IND or CTA in 2020. Following proof of concept in Parkinson’s disease, we may also explore clinical development for patients with other synucleinopathies, such as dementia with Lewy bodies and multiple system atrophy.
ATV:TREM2 Program

ATV:TREM2 is a therapeutic candidate designed to rescue microglial function in Alzheimer’s disease through modulating the activity of TREM2, a degenogene. A major component of Alzheimer’s disease pathology is the presence of neuro-immune dysfunction. Microglia, the resident immune cells of the brain, show signs of activation and release of toxic cytokines in patients with Alzheimer’s disease. In 2013, a rare variant of TREM2 was found to be associated with a three-fold higher risk of Alzheimer’s disease onset, which strongly implicates TREM2 as a functional contributor to disease progression.

We have developed high affinity antibodies for TREM2 and are currently characterizing antibodies in order to select a lead to couple with our proprietary ATV platform. We plan to file an IND or CTA for this program in 2021.

As described in more detail in “Business - Licenses and Collaborations” below, Takeda has the right to opt in to our ATV:TREM2 program.
ATV:Tau Program

ATV:Tau is a therapeutic targeting the spreading of Tau, a protein that when misfolded, forms neurofibrillary tangles. This pathology is a consequence of protein aggregation, a form of disrupted cellular homeostasis, eventually leading to neuronal degeneration. Tau is believed to regulate microtubule stability in neurons, but it can also aggregate to form neurofibrillary tangles present in many neurodegenerative diseases, including Alzheimer’s disease.

We have developed high affinity antibodies for Tau and are currently optimizing the lead molecule on our proprietary ATV platform. We believe our ATV:Tau program will target a primary hallmark pathology of Alzheimer’s disease with improved target engagement compared to competitors based on unique epitope and enhanced brain penetration. We plan to file an IND or CTA in 2021.

The ATV:Tau program replaces the ATV:BACE1/Tau program, which was discontinued based on emerging clinical data demonstrating that small molecule inhibitors of BACE1 may worsen cognition. As described in more detail in “Business - Licenses and Collaborations” below, Takeda has the right to opt in to our ATV:Tau program.
Licenses and Collaborations
Takeda Option and Collaboration Agreement
Overview

In January 2018, we entered into the Collaboration Agreement with Takeda ("Takeda Collaboration Agreement"), pursuant to which we granted Takeda an option with respect to our ATV:BACE1/Tau program, our ATV:TREM2 program, and a third identified, but yet undisclosed discovery stage program. The Takeda Collaboration Agreement provided that Takeda pay a $40.0 million upfront payment, which was received in February 2018. The Takeda Collaboration Agreement became effective in February 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied. In February 2019, we amended the agreement to replace ATV:BACE1/Tau with ATV:Tau.
Research Phase and Takeda’s Option

Under the Takeda Collaboration Agreement and unless we otherwise agree jointly with Takeda, we will be responsible, at our cost, for conducting activities relating to pre-IND development of biologic products directed to the three identified targets and enabled by our BBB delivery technology targeting transferrin receptor during the applicable option period. The option period continues for each target until the first biologic product candidate directed to the relevant target is IND-ready or about five years after selection of the target, whichever is earlier.

Takeda is obligated to pay us up to an aggregate of $25.0 million with respect to each program under the Takeda Collaboration Agreement directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, of which $5.0 million was received when the Takeda Collaboration Agreement became effective. Additional payments totaling $10.0 million became due based on the achievement of certain preclinical milestone events in 2018, of which $5.0 million was received in November 2018 and $5.0 million was received in February 2019.
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
Exclusivity

During the option period for a particular target and, if the applicable option is exercised by Takeda (unless the Takeda Collaboration Agreement is terminated earlier), until expiration of an agreed period of time after the first regulatory approval in the United States or Europe of a biologic product within the applicable collaboration program, neither party may conduct clinical or commercial activities involving antibodies or protein-based therapeutic products directed to the same target (or in the case of a bi-specific program, the same combination of targets) that have an intended therapeutic effect in diseases and conditions of the CNS (including lysosomal storage diseases), except to the extent permitted under the Takeda Collaboration Agreement.

Termination

Each party may terminate the Takeda Collaboration Agreement in its entirety, or with respect to a particular collaboration program, as applicable, if the other party remains in material breach of the Takeda Collaboration Agreement following a cure period to remedy the material breach. Takeda may terminate the Takeda Collaboration Agreement in its entirety or with respect to any particular collaboration program, for convenience and after giving a specified amount of prior notice to us, but Takeda may not do so for a certain period of time after the Effective Date of the Takeda Collaboration Agreement. Takeda may also terminate the Takeda Collaboration Agreement with respect to any collaboration program if the joint steering committee established under the Takeda Collaboration Agreement unanimously agrees that a material safety event has occurred with respect to the applicable collaboration program. We may terminate the Takeda Collaboration Agreement with respect to a particular collaboration program if Takeda fails to conduct material development and commercial activities for a specified period of time with respect to a collaboration program, unless Takeda cures such failure within a certain period of time. We and Takeda may each terminate the Takeda Collaboration Agreement in its entirety if the other party is declared insolvent or in similar financial distress or if, subject to a specified cure period, the other party challenges any patents licensed to it under the Takeda Collaboration Agreement.

Following any termination of the Takeda Collaboration Agreement with respect to a particular collaboration program or the Takeda Collaboration Agreement in its entirety, our rights to each terminated collaboration program will revert to us, Takeda will grant us a license to intellectual property owned by Takeda with respect to such collaboration program (which could be subject to certain royalty payments that would be negotiated at the time of such a termination) and, unless the termination was by Takeda on the basis of a material safety event, Takeda will conduct certain development, manufacturing and commercialization wind-down activities.
Common Stock Purchase Agreement

Pursuant to the terms of the Takeda Collaboration Agreement, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Takeda in January 2018, pursuant to which we agreed to issue and sell, and Takeda agreed to purchase, 4,214,559 shares of our common stock (the “Shares”) for an aggregate purchase price of $110.0 million pursuant to the terms and conditions thereof. We closed the sale of the Shares to Takeda in February 2018.

We and Takeda also entered into a standstill and stock restriction agreement (the “Standstill Agreement”). Pursuant to the terms of the Standstill Agreement, Takeda agreed to certain transfer and standstill restrictions, including a restriction on acquiring more than 10% of our capital stock, for a specified period of time following the closing of the sale of the Shares to Takeda, or earlier upon our change of control or, with respect to the transfer restrictions, termination of the Takeda Collaboration Agreement. In addition, Takeda is entitled to certain registration rights with respect to the Shares following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.
Sanofi Collaboration and License Agreement
Overview
On October 29, 2018, we entered into the Collaboration Agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule compounds that bind to and inhibit RIPK1 (“RIPK1 Inhibitors”) contributed by Sanofi and by Denali will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied.

Denali and Sanofi plan to jointly develop products containing RIPK1 Inhibitors for neurological indications, such as Alzheimer’s disease, ALS and MS, and Sanofi plans to develop and commercialize products containing RIPK1 Inhibitors for systemic inflammatory indications, such as rheumatoid arthritis and psoriasis.

The Sanofi Collaboration Agreement includes Denali’s and Sanofi’s RIPK1 Inhibitors that measurably penetrate the blood-brain barrier ("CNS Products"), and Denali’s and Sanofi’s RIPK1 Inhibitors that do not measurably penetrate the blood-brain barrier ("Peripheral Products"). The two most advanced RIPK1 Inhibitors in the collaboration are DNL747, a CNS Product that was discovered by Denali and is currently in two Phase 1b studies in patients with ALS and Alzheimer’s disease, and DNL758, a Peripheral Product discovered by Denali for which IND-enabling studies have been completed.
License Grant

Under the Sanofi Collaboration Agreement, we granted Sanofi an exclusive, worldwide license under intellectual property that we control related to Denali’s RIPK1 Inhibitors, including certain intellectual property licensed to us by an academic institution.
Payments

When the Sanofi Collaboration Agreement became effective in November 2018, Sanofi paid us$125.0 million upfront. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $600.0 million in clinical and regulatory milestone payments for CNS Products and $495.0 million in clinical, regulatory and commercial milestone payments for Peripheral Products.

Denali will share profits and losses equally with Sanofi for CNS Products sold in the United States and China, and receive royalties on net sales for CNS Products outside of the United States and China and for Peripheral Products sold worldwide, each as further described below.

RIPK1 Inhibitors contributed by Sanofi and developed and commercialized under the Sanofi Collaboration Agreement will be subject to lower milestone and royalty payments to us compared to RIPK1 Inhibitors contributed by us. We will also retain responsibility for certain payment obligations under our agreement with an academic institution which licensed certain intellectual property to us that we are sublicensing to Sanofi under the Sanofi Collaboration Agreement.
Program for Development and Commercialization of CNS Products

Denali and Sanofi will jointly develop CNS Products pursuant to a global development plan ("CNS Development Plan"). We will be responsible, at our cost, for the conduct of Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. We are conducting and will complete, at Sanofi’s cost, a Phase 1b trial for DNL747 for ALS. Sanofi will be responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for multiple sclerosis. Sanofi will lead Phase 3 and later stage development trials for CNS Products, with Sanofi funding 70% of such costs and Denali funding 30% of such costs. The Sanofi Collaboration Agreement contains certain protections for us with respect to Phase 3 development costs not included in the initial budget for the CNS Development Plan agreed by the parties, including a deferral mechanism for costs incurred above the budgeted amounts for such trials and for costs incurred in respect of Phase 3 and other clinical trials not contemplated in the initial CNS Development Plan. In addition, we have the ability to opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement, as further described below.

Sanofi will lead commercialization activities globally for CNS Products. We may elect to conduct certain co-commercialization activities outside of MS with respect to each CNS Product in the United States and/or China, provided that the cost-profit sharing provisions of the Sanofi Collaboration Agreement for the relevant CNS Product are still in effect, as further described below.

We may opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement for CNS Products in the United States and China on a CNS product-by-CNS Product and country-by-country basis. Sanofi may also terminate our cost-profit sharing provisions of the Sanofi Collaboration Agreement in its entirety if, following notice from Sanofi and a cure period, we fail to satisfy our cost-sharing obligations. After such an opt out by us or termination by Sanofi, we will no longer be obligated to share in the development and commercialization costs for the applicable CNS Products and we will not share in the applicable profits from such CNS Products. Instead, we will be entitled to receive tiered royalties on net sales of the applicable CNS Products in the relevant country (or countries). The royalty rates will be a percentage in the low double digits to mid-teens, but may increase to the mid-teens to low-twenties percentages for all countries in which Sanofi is paying royalties on the applicable CNS Products, if we have met certain co-funding thresholds at the time of our election or Sanofi’s termination of our cost-profit sharing rights and obligations.
Program for Development and Commercialization of Peripheral Products

Sanofi will be responsible, at its cost, for conducting activities relating to the development and commercialization of all Peripheral Products.

Sanofi will lead commercialization activities globally for Peripheral Products. We will be entitled to receive tiered royalties in the low- to mid- teen percentages on net sales of Peripheral Products.
Manufacturing

Sanofi will be responsible for delivering all supplies for clinical trials and commercial production for CNS Products and Peripheral Products, except that we will deliver such supplies for the currently in-progress Phase 1b trials for DNL747 and currently-planned Phase 1 trials for DNL758.
Royalty Term

For any CNS Product with respect to any country for which Sanofi is required to pay royalties on net sales and for each Peripheral Product, Sanofi will pay royalties to us on a country-by-country basis until the latest of (i) the expiration of certain patents covering the relevant product, (ii) the expiration of all regulatory exclusivity for that product in the applicable country, and (iii) an agreed period of time after the first commercial sale of that product in the applicable country. If, in a particular country, a CNS Product for which Sanofi is required to pay royalties or a Peripheral Product is not covered by specified patent rights in that country or net sales in that country decrease below specified thresholds as a result of generic competition, Sanofi’s royalty obligations in the applicable country would be reduced or would terminate as specified in the Sanofi Collaboration Agreement.
Exclusivity

During the term of the Sanofi Collaboration Agreement, neither Denali nor Sanofi may conduct IND-enabling, clinical or commercial activities involving any RIPK1 Inhibitor, anywhere in the world, unless the RIPK1 Inhibitor is included by Denali or Sanofi, as the case may be, under the collaboration and only to the extent such activity is permitted under the Sanofi Collaboration Agreement.

Termination

Each party may terminate the Sanofi Collaboration Agreement in its entirety, or with respect to a particular program (i.e., the CNS Products program or Peripheral Products program), as applicable, if the other party remains in material breach of the Sanofi Collaboration Agreement following a cure period to remedy the material breach. After giving a specified amount of prior notice to us, Sanofi may terminate the Sanofi Collaboration Agreement for convenience in its entirety, with respect to any particular program, or with respect to one or more specified regions of the world. Sanofi may also terminate the Sanofi Collaboration Agreement with respect to any program or a particular RIPK1 Inhibitor if a material safety event has occurred and cessation of all development and commercialization of all RIPK1 Inhibitors in the affected program or the affected RIPK1 Inhibitor is recommended. Denali and Sanofi may each terminate the Sanofi Collaboration Agreement in its entirety if the other party is declared insolvent or in similar financial distress or if, subject to a specified cure period, the other party challenges any patents licensed to it under the Sanofi Collaboration Agreement.

Following any termination of the Sanofi Collaboration Agreement with respect to a particular program or a particular region (or regions) of the world or termination of the Sanofi Collaboration Agreement in its entirety, our rights to each of our RIPK1 Inhibitors that were licensed to Sanofi will revert to us. Sanofi will conduct certain development, manufacturing and commercialization activities on a transitional basis following termination of the Sanofi Collaboration Agreement, as outlined in the Sanofi Collaboration Agreement or agreed by Sanofi, depending upon the basis for the applicable termination.

If the Sanofi Collaboration Agreement is terminated for any reason other than by Sanofi for our material uncured breach, our insolvency or our challenge to any of the patents licensed to us by Sanofi, Sanofi will grant us an exclusive license to certain intellectual property controlled by Sanofi with respect to such RIPK1 Inhibitors (which could be subject to low single digit royalties payable to Sanofi).
F-star License and Collaboration Agreement
Overview
In August 2016, we entered into a license and collaboration agreement with F-star Gamma Limited, F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H and F-star Biotechnology Limited (collectively "F-star"). The goal of the collaboration was the development of certain constant Fc domains of an antibody with non-native antigen binding activity, or Fcabs, to enhance delivery of therapeutics across the BBB into the brain. The collaboration was designed to leverage F-star’s modular antibody technology and our expertise in the development of therapies for neurodegenerative diseases. In connection with the entry into the F-star collaboration agreement, we also purchased an option for an upfront option fee of $0.5 million, which we refer to as the buy-out-option, to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement.

On May 30, 2018, we exercised such buy-out option and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which we acquired all of the outstanding shares of F-star Gamma (the “Acquisition”).

As a result of the Acquisition, F-star Gamma has become a wholly-owned subsidiary of the Company and we changed the entity’s name to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd (by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”)). We made initial exercise payments under the Purchase Agreement and the F-star Gamma License in the aggregate, of $18.0 million, less the net liabilities of F-star Gamma, which is approximately $0.2 million. In addition, we are required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. The amount of the contingent payments varies based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by us or solely by F-star or jointly by us and F-star.

Under the terms of the original F-star Collaboration Agreement, we could nominate up to three Fcab targets (“Accepted Fcab Targets”) within the first three years of the date of the F-star Collaboration Agreement. Upon entering into the F-star Collaboration Agreement, we had selected transferrin receptor (“TfR”) as the first Accepted Fcab Target and paid F-star Gamma an upfront fee of $5.5 million, which included selection of the first Accepted Fcab Target. In May 2018, we exercised our right to nominate two additional Fcab Targets and identified a second Accepted Fcab Target. We made a one-time payment for the two additional Accepted Fcab Targets of, in the aggregate, $6.0 million and have extended the time period for our selection of the third Accepted Fcab Target until approximately the fourth anniversary of the date of the original F-star Collaboration Agreement.

We are also responsible for certain research costs incurred by F-star Ltd in conducting activities under each agreed development plan, for up to 24 months. These research costs for the agreed TfR development plan were up to $2.1 million.
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
We rely on third-party contract manufacturers ("CMOs"), to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We have established relationships with several CMOs, including Lonza Sales AG ("Lonza"). Effective September 2017, we entered into a development and manufacturing services agreement with Lonza, which agreement we have subsequently amended to add scope of work under this agreement. We refer to this agreement, as amended, as the DMSA or the Lonza agreement. Pursuant to the Lonza agreement, Lonza agreed to provide clinical development and manufacturing services with respect to certain of our biologic products on a fee-for-service basis.

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

When and if any of our product candidates are approved for commercialization, we intend to develop a commercialization infrastructure for those products in the United States and potentially in certain other key markets, including China. For commercial activities in the rest of the world, we expect to rely on partnerships, including those with Takeda and Sanofi, to provide commercialization infrastructure, including sales and marketing and commercial distribution.
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

Our product candidates will compete with current therapies approved for the treatment of neurodegenerative diseases, which to date have been primarily targeted at treating the symptoms of such diseases rather than halting or slowing the progression of the disease. However, in addition to such currently approved therapies, we believe that our product candidates, if approved, may also compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions, including but not limited to:

•Alzheimer’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Biogen, Eli Lilly, Eisai, GlaxoSmithKline, Merck, Roche (including Genentech, its wholly owned subsidiary), and Alector in various stages of clinical trials.

•Parkinson’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Prothena, Roche, Voyager Therapeutics, Sage Therapeutics, Sanofi, Biogen, AstraZeneca and Lundbeck in various stages of clinical trials.

•ALS: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies and academic institutions, including Biogen, Genentech, Cytokinetics, Genentech and Mallinckrodt in various stages of clinical trials.

•Lysosomal Storage Diseases: The currently approved treatments for LSDs are enzyme based therapies. Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including ArmaGen, BioMarin, JCR Pharmaceuticals, RegenxBio, Sangamo, Sanofi, Shire, Sangamo, RegenxBio and Ultragenyx in various stages of clinical trials.

In addition, there are companies that are developing technologies that would compete directly with our technologies, including:

•Blood-Brain Barrier Technology: There are several large and specialty pharmaceutical and biotechnology companies developing BBB delivery technologies that utilize RMT, including AbbVie, biOasis Technologies, ArmaGen, JCR Pharmaceuticals and Roche (including Genentech, its wholly owned subsidiary), among others.

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

As of February 28, 2019, our owned and licensed patent portfolio includes over 800 patents and patent applications, including over 30 licensed U.S. issued patents, over 5 licensed U.S. pending patent applications, 7 owned U.S. issued patents, and over 30 owned U.S. pending patent applications, covering certain aspects of our proprietary technology, our product candidates, and related inventions and improvements. The patent portfolio also includes over 535 licensed patents issued in jurisdictions outside of the United States, over 50 licensed patent applications pending in jurisdictions outside of the United States, and over 140 owned patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For our product candidates and our BBB platform technology, we generally pursue or in-license patent protection covering compositions of matter, methods of use and manufacture. For example, we own patent applications in the United States and internationally that are directed to the composition of matter of certain antibodies and small molecule product candidates that we intend to develop or are developing, as well as the Fc domain portion of our BBB platform technology.

For our BBB platform technology we own pending patent applications directed to the composition and sequences of our TfR-binding ATVs and an issued U.S. patent and pending patent applications to other BBB platform technology. Furthermore, we own patent applications directed to our ATV:Tau, ATV:aSyn, ATV:TREM2, and ETV:IDS programs. In addition, we license multiple patent families from F-star, the earliest issued patents of which are expected to expire in 2026, not including any patent term adjustments and any patent term extensions. For our LRRK2 program, we license multiple patent families from Genentech directed to, among other things, our LRRK2 program, including DNL201, DNL151 and other related compounds, which are expected to expire in 2031, not including any patent term adjustments and any patent term extensions; and we own an issued U.S. patent, which is expected to expire in 2037, not including any patent term adjustments and any patent term extensions, and pending patent applications in jurisdictions outside the U.S. directed to the composition of matter of DNL151. For our RIPK1 program, we own three issued U.S. patents, which are expected to expire in 2037, not including any patent term adjustments and any patent term extensions and pending patent applications, which are directed to the composition of matter of DNL747 as well as other RIPK1 inhibitor compounds.

We cannot guarantee that our owned and licensed pending patent applications, or any patent applications that we may in the future file or license from third parties, will result in the issuance of patents. We also cannot predict the scope of claims that may be allowed or enforced in our patents. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our programs and product candidates. For more information regarding the risks related to our intellectual property, see "Risk Factors - Risks Related to Our Intellectual Property."

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see "Risk Factors - Risks Related to Our Intellectual Property."
In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see "Risk Factors - Risks Related to Our Intellectual Property."

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, see "Risk Factors - Risks Related to Our Intellectual Property."
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
U.S. Drug Development
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA"), and its implementing regulations, and biologics under the FDCA, the Public Health Service Act ("PHSA"), and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
Any future product candidates must be approved by the FDA through either a new drug application ("NDA"), or a biologics license application ("BLA"), process before they may be legally marketed in the United States. The process generally involves the following:

•Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice ("GLP"), requirements;

•Submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•Approval by an independent institutional review board ("IRB"), or ethics committee at each clinical trial site before each trial may be initiated;

•Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice ("GCP"), requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•Submission to the FDA of an NDA or BLA;

•A determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the filing for review;

•Satisfactory completion of a FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with current good manufacturing practices ("cGMP"), requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;

•Potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA or BLA;

•FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States; and

•Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy ("REMS"), and the potential requirement to conduct post-approval studies.
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

•Phase I clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•Phase II clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•Phase III clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate or severity of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
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

NDA/BLA Review Process
Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use and/or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.
Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2019, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2,588,478. PDUFA also imposes an annual program fee for each marketed human drug or biologic of $309,915. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of a new molecular-entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process may be extended by FDA requests for additional information or clarification.

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

Expedited Development and Review Programs
The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting.
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
Any product submitted to the FDA for marketing, including under a fast track or breakthrough therapy designation program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.
Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.
A product may be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies based on an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality ("IMM"), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval subsequently provide additional data confirming the anticipated clinical benefit, for example by performing adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions, as it deems necessary to assure safe use of the product.
Fast track designation, breakthrough therapy designation, priority review, and accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.
Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable
The Patient Protection and Affordable Care Act ("PPACA"), Affordable Care Act ("ACA"), signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:
•analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;

•animal studies (including the assessment of toxicity); and

•a clinical study or studies (including the assessment of immunogenicity and PK or PD) sufficient to demonstrate safety, purity and potency in one or more conditions for which the reference product is licensed and intended to be used.
In addition, an application must include information demonstrating that:

•the proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended, or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;

•the condition or conditions of use prescribed, recommended, or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;

•the route of administration, the dosage form, and the strength of the proposed biosimilar product are the same as those for the reference product; and

•the facility in which the biological product is manufactured, processed, packed or held meets standards designed to assure that the biological product continues to be safe, pure, and potent.
Biosimilarity means that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components; and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity, and potency of the product. In addition, the law provides for a designation of “interchangeability” between the reference and biosimilar products, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:
•the proposed product is biosimilar to the reference product;

•the proposed product is expected to produce the same clinical result as the reference product in any given patient; and

•for a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.
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

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy ("REMS"), to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•fines, warning letters or holds on post-approval clinical studies;

•refusal of the FDA to approve pending applications or supplements to approved applications;

•applications, or suspension or revocation of product license approvals;

•product seizure or detention, or refusal to permit the import or export of products; or

•injunctions or the imposition of civil or criminal penalties.
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
Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA"), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
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

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority ("NCA"), and one or more Ethics Committees ("ECs"). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.
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
European Union Drug Review and Approval
In the European Economic Area ("EEA"), which is comprised of the 27 Member States of the European Union, plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization ("MA"). There are two types of marketing authorizations.
•The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use ("CHMP"), of the European Medicines Agency ("EMA"), and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure may also apply for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State ("RMS"). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics ("SPC"), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).
Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price ("AMP"), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. The Centers for Medicare & Medicaid Services ("CMS"), have proposed to expand Medicaid rebate liability to the territories of the United States as well.
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA"), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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
Research and Development
We recognized $143.2 million, $74.5 million, and $75.7 million of research and development expenses in the years ended December 31, 2018, 2017 and 2016, respectively. The majority of these research and development expenses have related to the development of our RIPK1 and LRRK2 programs and our BBB platform technology.

Financial Information about Segments
We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. See "Note 1 - Significant Accounting Policies" in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Employees
As of December 31, 2018, we had approximately 179 employees, all of whom were full-time and around 145 of whom were engaged in research and development activities. Approximately two-thirds of our employees hold Ph.D. or M.D. degrees. Substantially all of our employees are located in South San Francisco, California. None of our employees is represented by a labor union or covered by a collective bargaining agreement.
Corporate Information
We were incorporated in Delaware in 2013. Our principal executive offices are located at 161 Oyster Point Blvd., South San Francisco, California 94080. Our telephone number is (650) 866-8548. Our website address is www.denalitherapeutics.com. We also use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make available on our website at www.denalitherapeutics.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website or social media sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

We use Denali Therapeutics®, the Denali Therapeutics logo, and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by any other entity.
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
We are an early clinical-stage biopharmaceutical company with a very limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and amyotrophic lateral sclerosis ("ALS"). We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 1 clinical trials for our LRRK2 and RIPK1 programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
We have incurred net losses in each reporting period since our inception, including net losses of $36.2 million, $88.2 million, and $86.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $227.9 million.
We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates and our BBB platform technology. We do not expect to generate revenue from product sales for several years, if at all. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.
We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•continue our research and discovery activities;

•progress our current and any future product candidates through preclinical and clinical development;

•initiate and conduct additional preclinical, clinical or other studies for our product candidates;

•work with our contract manufacturers to scale up the manufacturing processes for our product candidates or, in the future, establish and operate a manufacturing facility;

•change or add additional contract manufacturers or suppliers;

•seek regulatory approvals and marketing authorizations for our product candidates;

•establish sales, marketing and distribution infrastructure to commercialize any products for which we obtain approval;

•acquire or in-license product candidates, intellectual property and technologies;

•make milestone, royalty or other payments due under any license or collaboration agreements;

•obtain, maintain, protect and enforce our intellectual property portfolio, including intellectual property obtained through license agreements;

•attract, hire and retain qualified personnel;

•provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;

•experience any delays or encounter other issues related to our operations;

•meet the requirements and demands of being a public company; and

•defend against any product liability claims or other lawsuits related to our products.
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
We have no products approved for commercial sale and have not generated any revenue from product sales. To obtain revenue from the sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with significant commercial success.
Our ability to generate revenue and achieve profitability depends significantly on many factors, including:

•successfully completing research and preclinical and clinical development of our product candidates;

•obtaining regulatory approvals and marketing authorizations for product candidates for which we successfully complete clinical development and clinical trials;

•developing a sustainable and scalable manufacturing process for our product candidates, including those that utilize our BBB platform technology, as well as establishing and maintaining commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand of our product candidates;

•identifying, assessing, acquiring and/or developing new product candidates;

•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•launching and successfully commercializing product candidates for which we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing a sales, marketing and distribution infrastructure;

•obtaining and maintaining an adequate price for our product candidates, both in the United States and in foreign countries where our products are commercialized;

•obtaining adequate reimbursement for our product candidates from payors;

•obtaining market acceptance of our product candidates as viable treatment options;

•addressing any competing technological and market developments;

•maintaining, protecting, expanding and enforcing our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•attracting, hiring and retaining qualified personnel.
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

Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the issuance and sale of convertible preferred stock, the proceeds from our initial public offering ("IPO") and cash proceeds under our Takeda Collaboration Agreement and Sanofi Collaboration Agreement. We are currently advancing three product candidates, DNL201, DNL151 and DNL747, through clinical development and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical development of our seed programs and, in particular, advance our core programs through preclinical development and clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.
As of December 31, 2018, we had $612.2 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.
We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, growth prospects and cause the price of our common stock to decline.
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

We designate certain programs as core programs and others as seed programs. Together, these programs require significant capital investment. Our programs are at various stages of research, discovery, preclinical and early clinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. We regularly review the designation of each program as core or seed, and terminate those programs which do not meet our development criteria, which we have done a number of times in the past.
Due to the significant resources required for the development of our programs, we must focus our programs on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, our business, financial condition, results of operations and growth prospects could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.
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
We are at an early stage of development of the product candidates currently in our programs and are further developing our BBB platform technology. To date, we have invested substantially all of our efforts and financial resources to identify, acquire intellectual property for, and develop our BBB platform technology and our programs, including conducting preclinical studies and early-stage clinical trials in our core programs, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•our product candidates may not successfully complete preclinical studies or clinical trials;

•our drug delivery platform technology designed to deliver large molecule therapeutics across the BBB may not be clinically viable;

•a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•our competitors may develop therapeutics that render our product candidates obsolete or less attractive;

•our competitors may develop platform technologies to deliver large molecule therapeutics across the BBB that render our platform technology obsolete or less attractive;

•the product candidates and BBB platform technology that we develop may not be sufficiently covered by intellectual property for which we hold exclusive rights;

•the product candidates and BBB platform technology that we develop may be covered by third parties’ patents or other intellectual property or exclusive rights;

•the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;

•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

•if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and

•a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.
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
We have never completed a clinical development program. In the past, we have discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. We currently have one product candidate, DNL201, in a Phase 1b clinical study in Parkinson's disease patients with and without the genetic LRRK2 mutation, one product candidate, DNL747, in Phase 1b clinical studies in ALS and Alzheimer's disease patients, and one product candidate, DNL151, in a Phase 1 clinical trial in healthy volunteers. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver test abnormalities in some clinical trial healthy volunteer participants. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union, or EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities or do so within the time frame we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue, business, financial condition, results of operations and growth prospects could be negatively affected.

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
One of our strategies is to identify and pursue clinical development of additional product candidates. We currently have several programs in the research, discovery and preclinical stages of development. Identifying, developing, obtaining regulatory approval and commercializing additional product candidates for the treatment of neurodegenerative diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates, our commercial opportunity may be limited.
We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

We have focused our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are few effective therapeutic options available for patients with Alzheimer’s disease, Parkinson’s disease, ALS and other neurodegenerative diseases. Our future success is highly dependent on the successful development of our BBB platform technology and our product candidates for treating neurodegenerative diseases. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative diseases subjects us to a number of challenges, including engineering product candidates to cross the BBB to enable optimal concentration of the therapeutic in the brain and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.
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
Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an investigational new drug application, or IND, or a clinical trial application, or CTA, will result in the FDA or European Medicines Agency, or EMA, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;

•delays in reaching a consensus with regulatory agencies on study design;

•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•delays in identifying, recruiting and training suitable clinical investigators;

•delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;

•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or study sites; developments on trials conducted by competitors for related technology that raises FDA or EMA concerns about risk to patients of the technology broadly; or if the FDA or EMA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

•difficulty collaborating with patient groups and investigators;

•failure by our CROs, other third parties, or us to adhere to clinical trial requirements;

•failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices ("cGCPs") requirements, or applicable EMA or other regulatory guidelines in other countries;

•occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•the cost of clinical trials of our product candidates being greater than we anticipate;

•clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs;

•transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by a CMO, or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.
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
Our most advanced LRRK2 product candidate, DNL201, is in a Phase 1b clinical study in Parkinson's disease patients with and without the genetic LRRK2 mutation. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA. Our other clinical stage programs are DNL747, which is in Phase 1b clinical studies in ALS and Alzheimer's disease patients, and DNL151 which is currently in a Phase 1 clinical trial in healthy volunteers. In the nonclinical safety studies for DNL201, DNL747 and DNL151, toxicities were observed at high doses in rat and/or cynomolgus monkey above doses and exposures that will be tested in the clinic. We cannot assure you that DNL201, DNL747 and DNL151 or our other product candidates will not be subject to new, partial or full clinical holds in the future.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

•the size and nature of the patient population;

•the patient eligibility criteria defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;

•the size of the study population required for analysis of the trial’s primary endpoints;

•the proximity of patients to a trial site;

•the design of the trial;

•our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;

•clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;

•our ability to obtain and maintain patient consents; and

•the risk that patients enrolled in clinical trials will not complete such trials, for any reason.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Open-label extension studies may also extend the timing and increase the cost of clinical development substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.
We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Factors that may inhibit our efforts to commercialize any approved product on our own include:

•our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;

•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products;

•the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;

•the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;

•restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;

•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•unforeseen costs and expenses associated with creating an independent commercialization organization.
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

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•the efficacy and safety of such product candidates as demonstrated in pivotal clinical trials and published in peer-reviewed journals;

•the potential and perceived advantages compared to alternative treatments;

•the ability to offer our products for sale at competitive prices;

•the ability to offer appropriate patient access programs, such as co-pay assistance;

•the extent to which physicians recommend our products to their patients;

•convenience and ease of dosing and administration compared to alternative treatments;

•the clinical indications for which the product candidate is approved by FDA, EMA or other regulatory agencies;

•product labeling or product insert requirements of the FDA, EMA or other comparable foreign regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;

•restrictions on how the product is distributed;

•the timing of market introduction of competitive products;

•publicity concerning our products or competing products and treatments;

•the strength of marketing and distribution support;

•sufficient third-party coverage or reimbursement; and

•the prevalence and severity of any side effects.
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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk when and if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased or interrupted demand for our products;

•injury to our reputation;

•withdrawal of clinical trial participants and inability to continue clinical trials;

•initiation of investigations by regulators;

•costs to defend the related litigation;

•a diversion of management’s time and our resources;

•substantial monetary awards to trial participants or patients;

•product recalls, withdrawals or labeling, marketing or promotional restrictions;

•loss of revenue;

•exhaustion of any available insurance and our capital resources;

•the inability to commercialize any product candidate; and

•a decline in our share price.
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
Applications for our product candidates could fail to receive regulatory approval in an initial or subsequent indication for many reasons, including but not limited to the following:

•the FDA, EMA or comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•the FDA, EMA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio when compared to the standard of care is acceptable;

•the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;

•we may be unable to demonstrate to the FDA, EMA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Our most advanced product candidates, DNL201, DNL747 and DNL151 are currently our only clinical stage product candidates. DNL201 and DNL747 have progressed to Phase 1b trials in patients in 2018, and DNL151 is in a Phase 1 trial in healthy volunteers. In trials to date, all three molecules have been well tolerated.  Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL201, DNL747 and/or DNL151 and could lead to delays and/or termination of the development of these product candidates.
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
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•regulatory authorities may withdraw approvals of such product and cause us to recall our product;

•regulatory authorities may require additional warnings on the label;

•we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

•we may be required to create a Risk Evaluation and Mitigation Strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements, such as boxed warning on the packaging, to assure safe use;

• we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, financial condition, results of operations, and growth prospects.
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
If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•issue warning letters that would result in adverse publicity;

•impose civil or criminal penalties;

•suspend or withdraw regulatory approvals;

•suspend any of our ongoing clinical trials;

•refuse to approve pending applications or supplements to approved applications submitted by us;

•impose restrictions on our operations, including closing our contract manufacturers’ facilities;

•seize or detain products; and/or

•require a product recall.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for our product candidates, if we obtain regulatory approval;

•our ability to receive or set a price that we believe is fair for our products;

•our ability to generate revenue and achieve or maintain profitability;

•the level of taxes that we are required to pay; and

•the availability of capital.

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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws. The laws that may impact our operations include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union General Data Protection Regulation, or GDPR, which became fully effective on May 25, 2018, imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of Ä20 million or four percent of worldwide annual revenues.  Additionally, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. The GDPR, CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could materially affect our business, financial condition, results of operations and growth prospects.
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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we have collaborations with F-star, Takeda, Sanofi and others, to further our development of product candidates and to enhance our research efforts directed to better understanding neurodegenerative diseases. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic institutions. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
Collaborations involving our research programs, or any product candidates we may develop, pose the following risks to us:

•collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•collaborators may not properly obtain, maintain, enforce, or defend intellectual property or proprietary rights relating to our product candidates or research programs or may use our proprietary information in such a way as to expose us to potential litigation or other intellectual property related proceedings, including proceedings challenging the scope, ownership, validity and enforceability of our intellectual property;

•collaborators may own or co-own intellectual property covering our product candidates or research programs that results from our collaboration with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property or such product candidates or research programs;

•we may need the cooperation of our collaborators to enforce or defend any intellectual property we contribute to or that arises out of our collaborations, which may not be provided to us;

•collaborators may control certain interactions with regulatory authorities, which may impact on our ability to obtain and maintain regulatory approval of our products candidates;

•disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our product candidates or research programs or that result in costly litigation or arbitration that diverts management attention and resources;

•collaborators may decide to not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or research programs if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•collaborators may restrict us from researching, developing or commercializing certain products or technologies without their involvement;

•collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates;

•we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;

•collaborators may grant sublicenses to our technology or product candidates or undergo a change of control and the sublicensees or new owners may decide to take the collaboration in a direction which is not in our best interest;

•collaborators may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how or intellectual property of the collaborator relating to our products, product candidates or research programs;

•key personnel at our collaborators may leave, which could negatively impact our ability to productively work with our collaborators;

•collaborations may require us to incur short and long-term expenditures, issue securities that dilute our stockholders, or disrupt our management and business;

•If our collaborators do not satisfy their obligations under our agreements with them, or if they terminate our collaborations with them, we may not be able to develop or commercialize product candidates as planned;

•collaborations may require us to share in development and commercialization costs pursuant to budgets that we do not fully control and our failure to share in such costs could have a detrimental impact on the collaboration or our ability to share in revenue generated under the collaboration;

•collaborations may be terminated in their entirety or with respect to certain product candidates or technologies and, if so terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates or technologies, including our BBB platform technology; and

•collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our development or commercialization program under such collaboration could be delayed, diminished, or terminated.

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
Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain time frames. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.
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
We may be unable to establish any further agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•the possible breach of the manufacturing agreement by the third party;

•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;

•reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and

•the inability to produce required volume in a timely manner and to quality standards.
Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations and growth prospects.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of February 28, 2019, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we do not own or in-license any issued United States patents covering the composition of matter of the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or any issued United States patents that cover the composition of matter of antibodies or enzymes being developed in our TREM2, aSyn, Tau or IDS core programs. We have filed or intend to file patent applications on these aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, core programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our BBB platform technology, product candidates or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and growth prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our BBB platform technology, product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our BBB platform technology, product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we or our collaborators are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products.
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
Some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. For example, we currently, and may in the future, co-own certain patents and patent applications relating to our BBB platform technology with F-star. In addition, certain of our licensors co-own the patents and patent applications we in-license with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patents and patent applications are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patents and patent applications, who are not parties to our license agreements. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patents or patent applications or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects.
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
Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, our license to certain intellectual property owned by Genentech is subject to certain research rights Genentech granted to third parties prior to our license agreement. In addition, certain of our in-licensed intellectual property relating to RIPK1 was funded in part by the U.S. government. As a result, the U.S. government may have certain rights to such intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations and growth prospects.
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research or allow commercialization of product candidates we may develop or our BBB platform technology. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing BBB platform technology, which could harm our business, financial condition, results of operations and growth prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our BBB platform technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.
In addition, each of our license agreements, and we expect our future agreements, will impose various development, diligence, commercialization, and other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates or of our current BBB platform technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects.
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;

•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•the sublicensing of patent and other rights under our collaborative development relationships;

•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•the priority of invention of patented technology.
In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and growth prospects.

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
Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and growth prospects may be adversely affected.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our BBB platform technology, product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our BBB platform technology, product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our BBB platform technology, product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and growth prospects.
If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and growth prospects could be materially harmed.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our BBB platform technology, product candidates or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our BBB platform technology, product candidates and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We currently have rights to intellectual property, through licenses from third parties, to identify and develop our BBB platform technology and product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of neurodegeneration and BBB technology and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain BBB technologies that we are evaluating for use with our current or future product candidates. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our BBB platform technology. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
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
Engaging in litigation to defend against third parties alleging that we have infringed, misappropriated or otherwise violated their patents or other intellectual property rights is very expensive, particularly for a company of our size, and time-consuming. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings against us could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or growth prospects.
We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.
Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent in which we have an interest is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and growth prospects.
Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;

•we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;

•we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;

•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•we may not develop additional proprietary technologies that are patentable;

•the patents of others may harm our business; and

•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
As of December 31, 2018, we had approximately 179 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•identifying, recruiting, integrating, retaining, and motivating additional employees;

•managing our internal development efforts effectively, including the clinical and FDA review process for our current and future product candidates, while complying with our contractual obligations to contractors and other third parties;

•expanding our operational, financial and management controls, reporting systems, and procedures; and

•managing increasing operational and managerial complexity.

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
We have in the past engaged in acquisitions and strategic partnerships, and we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. For instance, in January 2018 we entered into the Takeda Collaboration Agreement, as amended in February 2019, and in connection therewith we issued and sold to Takeda 4,214,559 shares of our common stock for an aggregate purchase price of $110.0 million in February 2018. On May 30, 2018, we exercised our buy-out option in connection with the F-star Collaboration Agreement and entered into a Purchase Agreement pursuant to which we acquired all of the outstanding shares of F-star Gamma. Further, on October 29, 2018, we entered into the Sanofi Collaboration Agreement. Any acquisition or strategic partnership may entail numerous risks, including:

•increased operating expenses and cash requirements;

•the assumption of indebtedness or contingent liabilities;

•the issuance of our equity securities which would result in dilution to our stockholders;

•assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;

•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;

•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.
In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks or information security breaches that could compromise the confidentiality, integrity, and availability of such systems and data, and affect our reputation.
Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. Although to our knowledge we have not experienced any such material system failure or security breach to date, if a breakdown, cyberattack or other information security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, including data related to our personnel, we could incur liability and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss or disclosure of critical or sensitive data, which could result in financial, legal, business or reputational harm to us.
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
Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

•differing and changing regulatory requirements in non-U.S. countries;

•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•difficulties in compliance with non-U.S. laws and regulations;

•changes in non-U.S. regulations and customs, tariffs and trade barriers;

•changes in non-U.S. currency exchange rates and currency controls;

•changes in a specific country’s or region’s political or economic environment;

•trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

•negative consequences from changes in tax laws;

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•workforce uncertainty in countries where labor unrest is more common than in the United States;

•difficulties associated with staffing and managing international operations, including differing labor relations;

•potential liability under the FCPA, UK Bribery Act or comparable foreign laws; and

•business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.
These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $118.6 million, and federal research and development tax credit carryforwards of approximately $7.5 million which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our initial public offering ("IPO"), in December 2017 and recent private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.
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
The trading price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this report, these factors include:

•the success of existing or new competitive products or technologies;

•the timing and results of clinical trials for our current product candidates and any future product candidates that we may develop;

•commencement or termination of collaborations for our product development and research programs;

•failure to achieve development, regulatory or commercialization milestones under our collaborations;

•failure or discontinuation of any of our product development and research programs;

•failure to develop our BBB platform technology;

•results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;

•regulatory or legal developments in the United States and other countries;

•developments or disputes concerning patent applications, issued patents, or other proprietary rights;

•the recruitment or departure of key personnel;

•the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;

•the results of our efforts to develop additional product candidates or products;

•actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;

•announcement or expectation of additional financing efforts;

•sales of our common stock by us, our insiders, or other stockholders;

•expiration of market standoff or lock-up agreements;

•variations in our financial results or those of companies that are perceived to be similar to us;

•changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•changes in the structure of healthcare payment systems;

•market conditions in the pharmaceutical and biotechnology sectors; and

•general economic, industry, and market conditions.
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
As of December 31, 2018, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Pursuant to SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
If we are unable to maintain effective internal controls, our business, financial position and results of operations and growth prospects could be adversely affected.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to maintain effective internal controls could have an adverse effect on our business, financial position, results of operations and growth prospects.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

•establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;

•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•provide that our directors may only be removed for cause;

•eliminate cumulative voting in the election of directors;

•authorize our board of directors to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

•provide our board of directors with the exclusive right to elect a director to fill a vacancy or newly created directorship;

•permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;

•prohibit stockholders from calling a special meeting of stockholders;

•require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;

•authorize our board of directors, by a majority vote, to amend the bylaws; and

•require the affirmative vote of at least 66 2/3% or more of the outstanding shares of common stock to amend many of the provisions described above.

In addition, Section 203 of the General Corporation Law of the State of Delaware, or DGCL, prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15.0% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of fiduciary duty;

•any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•any action asserting a claim against us that is governed by the internal-affairs doctrine.
Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (such provision, the "Federal Forum Provision"). However, as previously disclosed in our Current Report on Form 8-K filed with the SEC on January 4, 2019, in light of the decision issued by the Delaware Court of Chancery in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding that provisions such as the Federal Forum Provision are not valid under Delaware law, we do not intend to enforce the Federal Forum provision unless and until such time that Court of Chancery, or the Delaware Supreme Court, determines that such a provision is valid under Delaware law.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

We are currently occupying two facilities in South San Francisco, California, our former corporate headquarters where we lease approximately 38,000 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which commenced on August 1, 2016, and our new corporate headquarters comprising 148,020 square feet of office, research and development, engineering and laboratory space. Our personnel is currently split between these two facilities. The lease for the former corporate headquarters will terminate when all personnel move to our new corporate headquarters, which is expected to be in April 2019. The corporate headquarters lease has a contractual term of ten years with an option to extend the lease term for a period of ten years. We believe that our existing and new premises are adequate for our current needs.
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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “DNLI” since December 8, 2017. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low intraday sales price per share of our common stock as reported on The NASDAQ Global Select Market for the period indicated:

	High	Low
Year ended December 31, 2018
First quarter	$25.79	$14.96
Second quarter	$22.99	$15.19
Third quarter	$21.89	$12.32
Fourth quarter	$22.40	$13.78
Year ended December 31, 2017
Fourth quarter (from December 8, 2017)	$22.95	$14.72
Holders of Common Stock

As of March 5, 2019, there were 36 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.
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
Performance Graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended (the "Securities Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 8, 2017 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2018. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/8/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/18
Denali Therapeutics Inc.	$100.00	$87.03	$109.57	$84.66	$120.98	$114.97
NASDAQ Composite Index	100.00	101.37	103.99	110.87	119.09	98.49
NASDAQ Biotechnology Index	100.00	102.71	102.77	105.93	117.79	93.61
Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds from Registered Securities
On December 7, 2017, our Registration Statement on Form S-1 (File No. 333-221522) was declared effective by the SEC for our initial public offering of common stock. We started trading on The NASDAQ Global Select Market on December 8, 2017, and the transaction formally closed on December 12, 2017. In connection with the initial public offering, we sold an aggregate of 15,972,221 shares of common stock, including 2,083,333 shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. The aggregate offering price for shares sold in the offering was $287.5 million. The joint book-running managers for the initial public offering were Goldman, Sachs & Co. LLC, Morgan Stanley & Co. LLC, and J.P. Morgan Securities LLC. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $23.2 million, the net proceeds from the offering were approximately $264.3 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10.0% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 8, 2017 pursuant to Rule 424(b)(4). We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 6.   SELECTED FINANCIAL DATA
The following tables summarize our selected consolidated financial data for the periods and as of the dates indicated. We have derived our selected consolidated statements of operations and comprehensive loss data for the years ended December 31, 2018, 2017, and 2016 and our selected consolidated balance sheets data as of December 31, 2018 and 2017 from our audited consolidated financial statements and related notes included elsewhere in this report.
Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the consolidated financial and other data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share amounts)
Consolidated Statements of Operations and Comprehensive Loss Data:
Collaboration revenue	$129,160	$—	$—
Operating expenses:
Research and development	143,183	74,460	75,702
General and administrative	32,349	15,680	11,731
Total operating expenses	175,532	90,140	87,433
Loss from operations	(46,372)	(90,140)	(87,433)
Interest and other income, net	10,132	1,955	781
Net loss	(36,240)	(88,185)	(86,652)
Other comprehensive (loss) income:	(281)	5	(373)
Comprehensive loss	$(36,521)	$(88,180)	$(87,025)
Net loss per share, basic and diluted (1)	$(0.39)	$(5.89)	$(13.49)
Weighted average number of shares outstanding, basic and diluted (1)	92,621,991	14,964,144	6,424,720
__________________________________________________
1See the consolidated statements of operations and Note 14 to our consolidated financial statements for further details on the calculation of net loss per share, basic and diluted, and the weighted-average number of shares used in the computation of the per share amounts.

	As of December 31,
	2018	2017
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$612,178	$466,976
Working capital (1)	448,050	395,443
Total assets	661,984	486,721
Total liabilities	115,139	20,925
Accumulated deficit	(227,937)	(191,697)
Total stockholders’ equity	546,845	465,796
__________________________________________________
1We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.

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
Our strategy is guided by three overarching principles:

•Genetic Pathway Potential: We select our therapeutic targets and disease pathways based on genes that, when mutated, cause, or are major risk factors for, neurodegenerative diseases, which we refer to as degenogenes;

•Engineering Brain Delivery: We engineer our product candidates to cross the BBB and act directly in the brain; and

•Biomarker-Driven Development: We discover, develop and utilize biomarkers to select the right patient population and demonstrate target engagement, pathway engagement and impact on disease progression of our product candidates.

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development, including two programs in patient studies, two programs in IND-enabling studies, and an additional eight programs in various stages of preclinical development.

Our two clinical programs are our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program to address Parkinson’s disease and our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program to address Alzheimer’s disease and amyotrophic lateral sclerosis ("ALS"). The two most advanced product candidates in our LRRK2 program, DNL201 and DNL151, are potent, selective and brain-penetrant small molecule LRRK2 inhibitor product candidates for Parkinson’s disease. DNL201 is currently in a Phase 1b clinical study in Parkinson’s disease patients with and without the genetic LRRK2 mutation. DNL151 is currently in a Phase 1 clinical trial in healthy volunteers in the Netherlands. The most advanced product candidate in our RIPK1 inhibitor program, DNL747, is a potent, selective and brain-penetrant small molecule RIPK1 inhibitor product candidate and is currently in Phase 1b clinical studies in ALS and Alzheimer's disease patients.

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

Key operational and financing milestones for the year ended December 31, 2018 and in 2019 to date include:

•In January 2018, we entered into the Takeda Collaboration Agreement pursuant to which we granted Takeda an option with respect to three of our programs to develop and commercialize, jointly with us, certain biologic products that are enabled by our BBB delivery technology and intended for the treatment of neurodegenerative disorders. Pursuant to this agreement, we received an upfront payment of $40.0 million in February 2018, as well as the first preclinical milestone payment of $5.0 million related to one of the programs in the agreement. Further, under the associated common stock purchase agreement (the "Stock Purchase Agreement"), we received proceeds of $110.0 million for the sale of 4,214,559 shares of our common stock which were issued on February 23, 2018;

•In February 2018, we submitted a CTA for DNL747, a RIPK1 inhibitor, to the Netherlands Health Authority, and we initiated a Phase 1 clinical trial of DNL747 in healthy volunteers in the Netherlands in March 2018;

•In May 2018, we exercised our right to nominate two additional Fcab (constant Fc-domains with antigen-binding activity) targets under the F-star Collaboration Agreement associated with our BBB platform technology, resulting in a one-time payment of $6.0 million to F-star Ltd;

•In May 2018, we also exercised our buy-out option to acquire all of the outstanding shares of F-star Gamma Limited, and subsequently changed the name of the entity to Denali BBB Holding Limited. We made initial exercise payments of, in the aggregate, $18.0 million, less the estimated net liabilities of F-star Gamma, which was $0.2 million. In addition, we are required under the buy-out option agreement and the F-star Gamma License to make future contingent payments to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate, upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones;

•During the second quarter of 2018, one of our pending patent applications directed to the composition of matter of DNL151, a LRRK2 inhibitor, issued in the United States;

•During the second quarter of 2018, we achieved in vivo proof of concept for the ETV:IDS program in a mouse model of Hunter Syndrome;

•In October 2018, we confirmed that the first preclinical milestone was met for a second program under the Takeda Collaboration Agreement, triggering a milestone payment of $5.0 million, which we received in November 2018;

•In October 2018, we entered into the Collaboration Agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") to develop and commercialize therapeutic products to treat neurological and systemic inflammatory diseases by targeting and inhibiting RIPK1. The Sanofi Collaboration Agreement became effective in November 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied. Denali received an upfront fee of $125.0 million and is eligible to receive contingent milestone payments exceeding $1.1 billion.  For RIPK1 inhibitors that measurably penetrate the blood-brain barrier, Denali and Sanofi will share select development costs and commercial profits and losses in the United States and China, while Denali will receive a royalty from Sanofi for other territories.  For RIPK1 inhibitors that do not measurably penetrate the blood-brain barrier, Sanofi will pay all development costs and Denali will receive a royalty worldwide;

•In December 2018, we confirmed that the first preclinical milestone was met for the third program under the Takeda Collaboration Agreement, triggering a milestone payment of $5.0 million, which we received in February 2019;

•In December 2018, we announced the first patient dosed in our Phase 1b study of DNL201 in Parkinson’s disease patients with and without a genetic LRRK2 mutation; and

•In January 2019, we announced, in collaboration with our partner Sanofi, the first patient dosed in our Phase 1b study of DNL747 in ALS patients, and in February 2019, we announced the first patient dosed in our Phase 1b study of DNL747 in Alzheimer's disease patients.
We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, and the proceeds from our IPO and payments received from our collaborations with Takeda and Sanofi.
We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $36.2 million, $88.2 million and $86.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $227.9 million. We expect to continue to incur significant expenses and operating losses as we advance our LRRK2 and RIPK1 programs through patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

License and Collaboration Agreements
Takeda
In January 2018, we entered into the Collaboration Agreement with Takeda (“Takeda Collaboration Agreement”) pursuant to which we granted Takeda an option with respect to three of our programs to develop and commercialize, jointly with us, certain biologic products that are enabled by our BBB delivery technology and intended for the treatment of neurodegenerative disorders. The three programs were Denali’s ATV:BACE1/Tau and ATV: TREM2 programs, and a third identified, but yet undisclosed discovery stage program. The Takeda Collaboration Agreement became effective in February 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR") were satisfied. In February 2019, we amended the Takeda Collaboration Agreement to replace ATV:BACE1/Tau with ATV:Tau.
Under the terms of the Takeda Collaboration Agreement, Takeda paid us a $40.0 million upfront payment, and is obligated to pay us up to an aggregate of $25.0 million with respect to each program under the Takeda Collaboration Agreement directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, of which we have earned and received $15.0 million to date. Takeda is also obligated to pay us a $5.0 million option fee for each target for which Takeda exercises its option, up to $15.0 million in total.
Pursuant to the terms of the Takeda Collaboration Agreement, we entered into the Purchase Agreement with Takeda in January 2018, pursuant to which we agreed to issue and sell, and Takeda agreed to purchase, 4,214,559 shares of our common stock for an aggregate purchase price of $110.0 million. We closed the sale of the 4,214,559 shares of our common stock to Takeda on February 23, 2018.
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

Sanofi

In October 2018, we entered into the Sanofi Collaboration Agreement with Sanofi pursuant to which certain small molecule CNS and peripheral RIPK1 inhibitors contributed by Sanofi and by Denali will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the HSR requirements were satisfied. Under the terms of the Collaboration Agreement, Sanofi paid us a $125.0 million upfront payment. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $600.0 million in clinical and regulatory milestone payments for CNS Products and $495.0 million in clinical, regulatory and commercial milestone payments for Peripheral Products.

Denali will share profits and losses equally with Sanofi for CNS Products sold in the United States and China, and receive royalties on net sales for CNS Products outside of the United States and China and for Peripheral Products sold worldwide, each as further described below. RIPK1 Inhibitors contributed by Sanofi and developed and commercialized under the Sanofi Collaboration Agreement will be subject to lower milestone and royalty payments to us compared to RIPK1 Inhibitors contributed by us. We will also retain responsibility for certain payment obligations under our agreement with an academic institution which licensed certain intellectual property to us that we are sublicensing to Sanofi under the Sanofi Collaboration Agreement.

Denali and Sanofi will jointly develop CNS Products pursuant to a global development plan. We will be responsible, at our cost, for the conduct of Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. We will also conduct, at Sanofi’s cost, a Phase 1b trial for DNL747 for ALS. Sanofi will be responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi funding 70% of such costs and Denali funding 30% of such costs. We have the ability to opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement, as further described below.

Sanofi will lead commercialization activities globally for CNS Products. We may elect to conduct certain co-commercialization activities outside of MS with respect to each CNS Product in the United States and/or China, provided that the cost-profit sharing provisions of the Sanofi Collaboration Agreement for the relevant CNS Product are still in effect, as further described below.

We may opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement for CNS Products in the United States and China on a CNS Product-by-CNS Product and country-by-country basis. Sanofi may also terminate our cost-profit sharing provisions of the Sanofi Collaboration Agreement in its entirety if, following notice from Sanofi and a cure period, we fail to satisfy our cost-sharing obligations. After such an opt out by us or termination by Sanofi, we will no longer be obligated to share in the development and commercialization costs for the applicable CNS Products and we will not share in the applicable profits from such CNS Products. Instead, we will be entitled to receive tiered royalties on net sales of the applicable CNS Products in the relevant country (or countries). The royalty rates will be a percentage in the low double digits to mid-teens, but may increase to the mid-teens to low-twenties percentages for all countries in which Sanofi is paying royalties on the applicable CNS products, if we have met certain co-funding thresholds at the time of our election or Sanofi’s termination of our cost-profit sharing rights and obligations.

Sanofi will be responsible, at its cost, for conducting activities relating to the development and commercialization of all Peripheral Products. Sanofi will lead commercialization activities globally for Peripheral Products. We will be entitled to receive tiered royalties in the low- to mid- teen percentages on net sales of Peripheral Products.

F-star
In August 2016, we entered into a License and Collaboration Agreement ("F-star Collaboration Agreement") with F-star. The goal of the collaboration is the development of Fcabs to enhance delivery of therapeutics across the BBB into the brain. The collaboration leverages F-star’s modular antibody technology and our expertise in the development of therapies for neurodegenerative diseases. In connection with the entry into the F-star Collaboration Agreement, we also purchased an option for an upfront option fee of $0.5 million, or the buy-out option, to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement ("Option Agreement").

In May 2018, we exercised such buy-out option and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which we acquired all of the outstanding shares of F-star Gamma (the “Acquisition”).

As a result of the Acquisition, F-star Gamma become a wholly-owned subsidiary of the Company, which was subsequently renamed to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd (by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”)). We made initial exercise payments of $18.0 million in aggregate under the Purchase Agreement and the F-star Gamma License, less the net liabilities of F-star Gamma, which is approximately $0.2 million. In addition, we are required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. The amount of the contingent payments varies based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by us or solely by F-star Ltd. or jointly by us and F-star Ltd.

Under the terms of the original F-star Collaboration Agreement, we could nominate up to three Fcab targets (“Accepted Fcab Targets”) within the first three years of the date of the F-star Collaboration Agreement. Upon entering into the F-star Collaboration Agreement, we selected transferrin receptor (“TfR”) as the first Accepted Fcab Target and paid F-star Gamma an upfront fee of $5.5 million, which included selection of the first Accepted Fcab Target. In May 2018, we exercised its right to nominate two additional Fcab Targets and identified a second Accepted Fcab Target. We are obligated to make a one-time payment for the two additional Accepted Fcab Targets of $6.0 million in the aggregate and have extended the time period for our selection of the third Accepted Fcab Target until approximately the fourth anniversary of the date of the original F-star Collaboration Agreement, or August 2020.
We recognized the upfront purchase price less estimated net liabilities acquired of $17.8 million, and $6.0 million for the nomination of two additional Accepted Fcab Targets, as research and development expense in the year ended December 31, 2018 . The upfront option fee of $0.5 million previously included within other non-current assets was also recognized as research and development expense in the same period. We recognized an additional $0.7 million, $1.1 million and $0.3 million of research and development expense related to the funding of F-star research costs for the years ended December 31, 2018, 2017 and 2016, respectively.
Genentech
In June 2016, we entered into an Exclusive License Agreement with Genentech. The agreement gives us access to Genentech’s LRRK2 inhibitor program. As consideration, we paid an upfront fee of $8.5 million and a technology transfer fee of $1.5 million, both of which are included in research and development expense for the year ended December 31, 2016 as there is no alternative future use of the rights acquired in other research and development projects.

We may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages, with the exact royalty rate dependent on various factors, including (i) whether the compound incorporated in the relevant licensed product is a Genentech-provided compound or a compound acquired or developed by us, (ii) the date a compound was first discovered, derived or optimized by us, (iii) the existence of patent rights covering the relevant licensed product in the relevant country, (iv) the existence of orphan drug exclusivity covering a licensed product that is a Genentech-provided compound and (v) the level of annual net sales of the relevant licensed product. We also have the right to credit a certain amount of third-party royalty and milestone payments against royalty and milestone payments owed to Genentech, up to a maximum reduction of fifty percent. The first clinical milestone of $2.5 million became due upon first patient dosing in the Phase 1 clinical trial for DNL201 and was recognized as research and development expense during the year ended December 31, 2017.
Unless earlier terminated, the agreement with Genentech will continue in effect until all of our royalty and milestone payment obligations to Genentech expire. Following expiration of the agreement, we will retain the licenses under the intellectual property Genentech licensed to us on a non-exclusive, royalty-free basis.
Components of Operating Results
Collaboration Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been collaboration revenue from our collaboration agreements with Takeda and Sanofi.

In the future, we will continue to recognize revenue from the Takeda Collaboration Agreement and Sanofi Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
Operating Expenses
Research and Development
Research and development activities account for a significant portion of our operating expenses. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and BBB platform technology include:
• external research and development expenses, including:

•expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, CMOs, academic and non-profit institutions and consultants;

•expenses to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use;

•fees related to our license and collaboration agreements;

•personnel related expenses, including salaries, benefits and non-cash stock-based compensation expense; and

•other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.
A portion of our research and development expenses are direct external expenses, which we track on a program-specific basis once a program has commenced late-stage IND-enabling studies.

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our BBB platform technology. These expenses include those incurred by us relating to our Takeda Collaboration Agreement and Sanofi Collaboration Agreement. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including depreciation and lab consumables.
At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•our ability to add and retain key research and development personnel;

•our ability to establish an appropriate safety profile with IND-enabling toxicology studies;

•our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;

•our successful enrollment in and completion of clinical trials;

•the costs associated with the development of any additional product candidates we identify in-house or acquire through collaborations;

•our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression of our molecules;

•our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;

•the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;

•our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;

•our receipt of marketing approvals from applicable regulatory authorities;

•our ability to commercialize products, if and when approved, whether alone or in collaboration with others; and

•the continued acceptable safety profiles of the product candidates following approval.

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
Interest and Other Income, Net
Interest and other income, net consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities.
Results of Operations
Comparison of the years ended December 31, 2018 and 2017
The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2018	2017	$	%
Collaboration revenue	$129,160	$—	$129,160	*
Operating expenses:
Research and development	143,183	74,460	68,723	92%
General and administrative	32,349	15,680	16,669	106
Total operating expenses	175,532	90,140	85,392	95
Loss from operations	(46,372)	(90,140)	43,768	(49)
Interest and other income, net	10,132	1,955	8,177	418
Net loss	$(36,240)	$(88,185)	$51,945	(59)%
__________________________________________________
•Percentage is not meaningful

Collaboration Revenue. Collaboration Revenue was $129.2 million for the year ended December 31, 2018, with no revenue recognized for the year ended December 31, 2017. The increase was due to $123.5 million of revenue recognized under our Sanofi Collaboration Agreement and $5.7 million of revenue recognized under our Takeda Collaboration Agreement.
Research and development expenses. Research and development expenses were $143.2 million for the year ended December 31, 2018 compared to $74.5 million for the year ended December 31, 2017.
The following table summarizes our research and development expenses by program and category (in thousands):

	Year Ended December 31,		Change
	2018	2017	$	%
LRRK2 program external expenses(1)	$13,167	$13,515	$(348)	(3)%
RIPK1 program external expenses	13,452	10,426	3,026	29
BBB platform external expenses (2)	29,827	3,294	26,533	805
Other external research and development expenses	21,232	10,428	10,804	104
Personnel related expenses (3)	41,923	23,466	18,457	79
Other unallocated research and development expenses	23,582	13,331	10,251	77
Total research and development expenses	$143,183	$74,460	$68,723	92%
__________________________________________________
1The amount for the year ended December 31, 2017 includes a milestone payment of $2.5 million under the license agreement with Genentech.
2The amount for the year ended December 31, 2018 includes the upfront purchase price less estimated net liabilities acquired of $17.8 million, and transaction costs of $1.9 million in relation to our acquisition of F-star Gamma Limited, and the $6.0 million one-time payment made to F-star Ltd to nominate two additional Fcab targets under the F-star Collaboration Agreement.
3Personnel-related expenses include stock-based compensation expense of $10.1 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively, reflecting an increase of $7.2 million.
The increase in total research and development expenses of $68.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to a $26.5 million increase in BBB platform external expenses, the majority of which related to expense associated with the acquisition of F-star Gamma Limited as well as the nomination of two additional Fcab targets under the F-star Collaboration Agreement. Personnel-related expenses increased by 18.5 million primarily consisting of a $11.2 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $7.2 million increase in stock-based compensation expense attributable to new options granted at higher valuations subsequent to the IPO, and an increase in our research and development headcount. Additionally, there was a $10.8 million increase in other external research and development expenses, which reflects our increased investment in growing and developing our pipeline, and an increase in other unallocated research and development expenses of $10.3 million, which was primarily due to an increase in facilities related expenses of $8.2 million due to higher rent expense associated with the Headquarters Lease Amendment and an increase in lab consumable expenses of $1.6 million attributable to increases in research and development headcount. Further, RIPK1 program external expenses increased by $3.0 million as DNL747 moved into clinical trials in March 2018. These increases were partially offset by a $0.3 million decrease in LRRK2 program external expenses, primarily due to the milestone payment of $2.5 million under the license agreement with Genentech included in the year ended December 31, 2017, which offset an otherwise increase in spending in the program related to increased clinical trial activity.

General and administrative expenses. General and administrative expenses were $32.3 million for the year ended December 31, 2018 compared to $15.7 million for the year ended December 31, 2017, including stock-based compensation expense of $8.7 million and $1.6 million in the years ended December 31, 2018 and 2017, respectively. The increase of $16.7 million was primarily attributable to the $7.1 million increase in stock-based compensation expense due to new options granted at higher exercise prices subsequent to the IPO and an increase in our general and administrative headcount, a $3.6 million increase in facilities and other general and administrative costs primarily due to higher rent expense associated with the Headquarters Lease Amendment and an increase in our general and administrative headcount, a $3.4 million increase in other personnel-related expenses due to an increase in our general and administrative headcount, and a $2.6 million increase in legal expenses and other professional services to support our ongoing operations as a public company.
Interest and other income, net. Interest income, net was $10.1 million for the year ended December 31, 2018 compared to $2.0 million for the year ended December 31, 2017. The increase of $8.1 million reflects that the marketable securities balances were higher in 2018 than in 2017, and higher yields on securities due to a rising interest rate environment in the year ended December 31, 2018 compared to the prior year.

Comparison of the years ended December 31, 2017 and 2016
The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$74,460	$75,702	$(1,242)	(2)%
General and administrative	15,680	11,731	3,949	34
Total operating expenses	90,140	87,433	2,707	3
Loss from operations	(90,140)	(87,433)	(2,707)	3
Interest and other income, net	1,955	781	1,174	150
Net Loss	$(88,185)	$(86,652)	$(1,533)	2%
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
__________________________________________________
1Payments under the license agreement with Genentech for a milestone payment of $2.5 million and an upfront payment and technology transfer fee totaling $10.0 million are included in the amounts for the year ended December 31, 2017 and 2016, respectively.
2The amount for the year ended December 31, 2016 includes $5.3 million in expenses related to contingent and initial stock consideration, respectively, both issued in connection with our acquisition of Incro Pharmaceuticals, Inc. ("Incro").
3The amount for the year ended December 31, 2016 includes $5.5 million in expenses related to a payment made under our license and collaboration agreement with F-star.
4Personnel related expenses include stock-based compensation expense of $2.9 million and $2.1 million for the years ended December 31, 2017 and 2016 respectively, reflecting an increase of $0.8 million.
The decrease in total research and development expenses of $1.2 million was primarily attributable to a $8.7 million decrease in RIPK1 program external expenses and a $4.7 million decrease in BBB platform external expenses. The decrease in RIPK1 is primarily due to the $5.3 million expense associated with the issuance of our common stock to former shareholders of Incro Pharmaceuticals ("Incro") as contingent consideration for our acquisition of Incro in the year ended December 31, 2016, as well as the termination of the Phase 1 clinical trial for DNL104 in April 2017. The decrease in BBB platform expenses is primarily due to the payment of $5.5 million made under our license and collaboration agreement with F-star in the year ended December 31, 2016, partially offset by increased expenses incurred in the year ended December 31, 2017 to support preclinical development of our BBB platform.

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
Interest and other income, net. Interest and other income, net was $2.0 million for the year ended December 31, 2017 compared to $0.8 million for the year ended December 31, 2016. The increase of $1.2 million reflects that the marketable securities balances were higher in 2017 than in 2016, and higher yields on securities due to a rising interest rate environment in the year ended December 31, 2017 compared to prior years.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily from the issuance and sale of convertible preferred stock, proceeds from our IPO and payments received from our collaborations with Takeda and Sanofi. On December 7, 2017, we completed our IPO pursuant to which we issued 15,972,221 shares of our common stock, including 2,083,333 shares sold pursuant the underwriters' full exercise of their option to purchase additional shares, at a price of $18.00 per share. We received $264.3 million from our IPO, net of underwriting discounts and commissions, and offering expenses incurred by us.
In February 2018, pursuant to the Takeda Collaboration Agreement, we received a $40.0 million upfront payment and a $5.0 million preclinical milestone payment. Two further $5.0 million preclinical milestone payments were received in November 2018 and February 2019. Further, under the associated Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.
In November 2018, pursuant to the Sanofi Collaboration Agreement, we received an upfront payment of $125.0 million.
As of December 31, 2018, we had cash, cash equivalents and marketable securities in the amount of $612.2 million.
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
Until we can generate a sufficient amount of revenue from the commercialization of our product candidates or from our existing collaboration agreements, or future agreements with other third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $227.9 million through December 31, 2018. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

•the timing and progress of preclinical and clinical development activities;

•the number and scope of preclinical and clinical programs we decide to pursue;

•the progress of the development efforts of third parties with whom we have entered into license and collaboration agreements;

•our ability to maintain our current research and development programs and to establish new research and development, license or collaboration arrangements;

•our ability and success in securing manufacturing relationships with third parties or, in the future, in establishing and operating a manufacturing facility;

•the costs involved in prosecuting, defending and enforcing patent claims and other intellectual property claims;

•the cost and timing of regulatory approvals;

•our efforts to enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates; and

•the costs and ongoing investments to in-license and/or acquire additional technologies.
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

Cash Flows
The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$50,116	$(76,635)	$(71,908)
Net cash used in investing activities	(287,422)	(41,166)	(219,004)
Net cash provided by financing activities	97,019	296,323	300,476
Net (decrease) increase in cash, cash equivalents and restricted cash	$(140,287)	$178,522	$9,564
Net Cash Provided By (Used In) Operating Activities
During the year ended December 31, 2018, cash provided by operating activities was $50.1 million, which consisted of a net loss of $36.2 million, adjusted by non-cash adjustments of $23.5 million and cash provided by changes in our operating assets and liabilities of $62.9 million. The non-cash adjustments consisted primarily of stock-based compensation expense of $18.8 million and depreciation expense of $7.4 million, partially offset by net amortization of premiums and discounts on marketable securities of $2.7 million. The change in our operating assets and liabilities was primarily due to an increase of $68.8 million in the contract liability related to the Takeda Collaboration Agreement and Sanofi Collaboration Agreement, and an increase of $9.1 million in accrued and other current liabilities, partially offset by an increase in prepaid expenses and other assets of $18.3 million due to upfront payments in various research and other collaborations, including a patient recruitment agreement with Centogene.
During the year ended December 31, 2017, cash used in operating activities was $76.6 million, which consisted of a net loss of $88.2 million, adjusted by non-cash adjustments of $8.2 million and cash provided by changes in our operating assets and liabilities of $3.3 million. The non-cash adjustments consisted primarily of stock-based compensation expense of $4.4 million and depreciation expense of $3.1 million. The change in our operating assets and liabilities was primarily due to an increase of $3.6 million in accrued and other current liabilities, mainly attributable to an increase in accrued compensation due to our continued growth, and accruals for legal expenses incurred in connection with our IPO and negotiation of the Collaboration Agreement with Takeda.
During the year ended December 31, 2016, cash used in operating activities was $71.9 million, which consisted of a net loss of $86.7 million, adjusted by non-cash adjustments of $10.0 million and cash provided by changes in our operating assets and liabilities of $4.7 million. The non-cash adjustments consisted primarily of the expense recognized for the fair value of our common stock issued in connection with the acquisition of Incro of $5.3 million and stock-based compensation expense of $3.0 million. The change in our operating assets and liabilities was primarily due to an increase of $5.4 million of accrued and other liabilities. Our accrued liabilities increased due to employee bonuses and general business expenses, reflective of our increased headcount and expenses. This was partially offset by an increase in restricted cash of $0.5 million associated with the lease for our new headquarters and an increase of $0.5 million in prepaid expenses and other assets mainly associated with prepayments made for ongoing research and development being conducted by third-party service providers.
Net Cash Used In Investing Activities
During the year ended December 31, 2018, cash used in investing activities was $287.4 million, which consisted of $557.9 million of purchases of marketable securities and $3.4 million of capital expenditures to purchase property and equipment, partially offset by $273.9 million in proceeds from the maturity of marketable securities.

During the year ended December 31, 2017, cash used in investing activities was $41.2 million, which consisted of $179.8 million of purchases of marketable securities and $2.9 million of capital expenditures to purchase property and equipment, partially offset by $141.5 million in proceeds from the maturity of marketable securities.
During the year ended December 31, 2016, cash used in investing activities was $219.0 million, which consisted of $226.4 million of purchases of marketable securities, $6.1 million of capital expenditures to purchase property and equipment and $0.5 million of purchases of intangible assets, partially offset by $14.0 million in proceeds from the maturity of marketable securities.
Net Cash Provided By Financing Activities
During the year ended December 31, 2018, cash provided by financing activities was $97.0 million, which consisted of the $94.4 million market value of the 4,214,559 shares of common stock issued to Takeda in February 2018 under the Stock Purchase Agreement, and $4.0 million of proceeds from the exercise of options to purchase common stock and issuance of ESPP shares. These amounts were partially offset by $1.4 million for payments of issuance costs related to the issuance of common and preferred stock.
During the year ended December 31, 2017, cash provided by financing activities was $296.3 million, which primarily consisted of net proceeds from our IPO of $265.6 million and net proceeds from issuance of shares of our Series B-2 convertible preferred stock of $30.0 million.
During the year ended December 31, 2016, cash provided by financing activities was $300.5 million which primarily consisted of net proceeds from the issuances of shares of our convertible preferred stock and convertible promissory note, which has since been converted to convertible preferred stock.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (1)	$105,100	$4,941	$18,813	$20,464	$60,882
Obligations under license and other contractual agreements (2)	15,227	14,267	120	160	680
Total contractual obligations (3)	$120,327	$19,208	$18,933	$20,624	$61,562
__________________________________________________
1Represents future minimum lease payments under our headquarters lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
2Represents non-cancellable fees due in connection with license and other contractual agreements, including those under the Lonza DMSA.
3We enter into contracts in the normal course of business, primarily with CROs for preclinical research studies and clinical trials, or for other services or supplies related to research and development activities. These contracts generally provide for termination on notice, and no arrangements include material stipulated commitment payments.

In May 2018, we entered into an amendment to our headquarters lease (the "Headquarters Lease Amendment") to relocate and expand our headquarters to 148,020 rentable square feet in a to-be-constructed building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which is the later of February 1, 2019 or the date that the premises are ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date on which we obtained control over the property. We have an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term.
Under the terms of the Headquarters Lease Amendment, we were required to increase the security deposit of $0.5 million to $1.5 million. The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provides a tenant improvement allowance of up to $25.9 million, of which $4.4 million, if utilized, would be repaid to the landlord in the form of additional monthly rent. We will also be required to pay our share of operating expenses for the New Premises.
Effective September 2017, we entered into a Development and Manufacturing Services Agreement as amended ("DMSA") with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. Under the DMSA, we will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of our antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the Lonza agreement will expire on September 6, 2022.
As of December 31, 2018, we had several purchase orders for biological product development and manufacturing costs totaling $24.7 million. The activities under these purchase orders are expected to be completed by November 2024. During the year ended December 31, 2018, we incurred costs of $3.9 million and made payments of $3.4 million for the development and manufacturing services rendered under the agreement. As of December 31, 2018, we had total non-cancellable purchase commitments of $14.0 million under the DMSA.
Pursuant to certain license agreements, including our agreement with Genentech, we have obligations to make future milestone and royalty payments to other parties. Additionally, we have certain contingent payments F-star and former shareholders of F-star Gamma related to the acquisition of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.
Critical Accounting Policies and Significant Judgments and Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition
License and Collaboration Revenue

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), using a full retrospective application. There was no impact to the consolidated financial statements upon adoption of ASU 2014-09 as we had not recognized any revenue through December 31, 2017. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

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

The terms of licensing and collaboration agreements entered into typically include payment of one or more of the following: nonrefundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenue. The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

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

We consider the terms of the contract to determine the transaction price. The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration will only be included in the transaction price when it is not considered constrained, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling prices ("SSP"). The relative SSP for each deliverable is estimated using external sourced evidence if it is available. If external sourced evidence is not available, we use our best estimate of the SSP for the deliverable.

Revenue is recognized when, or as, we satisfy a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset, which for a service is considered to be as the services are received and used. We recognize revenue over time by measuring the progress toward our complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the service promised to the customer.

After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception.

We may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, which may include forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.
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
Stock-Based Compensation
We have granted stock-based awards, consisting of stock options and restricted stock units, to our employees, certain non-employee consultants and certain members of our board of directors. We measure stock-based compensation expense for restricted stock and stock options granted to our employees and directors on the date of grant. Subsequent to the adoption of ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting on September 30, 2018, future stock-based compensation expense for non-employee stock-based awards is measured based on the fair value on the date of adoption. We recognize the corresponding compensation expense of awards over the requisite service period, which is generally the vesting period of the respective award, and we adjust for actual forfeitures as they occur.
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
We estimate the fair value of stock options granted to our employees and directors on the grant date, and rights to acquire stock granted under our Employee Stock Purchase Plan ("ESPP"), and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. We use the fair value of our common stock to determine the fair value of restricted stock awards.
The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•Expected Term. Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.

•Expected Volatility. As we have very limited trading history of our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.

•Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option grants.

•Expected Dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.
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
We periodically determined the estimated fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation ("Practice Aid"). In accordance with the Practice Aid, our board of directors considered the following methods:

•Current Value Method. Under the Current Value Method ("CVM"), our value is determined based on our balance sheet. This value is then first allocated based on the liquidation preference associated with preferred stock issued as of the valuation date, and then any residual value is assigned to the common stock.

•Option-Pricing Method. Under the option-pricing method ("OPM"), shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

•Probability-Weighted Expected Return Method. The probability-weighted expected return method ("PWERM"), is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.
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
Stock-based compensation expense was $18.8 million, $4.4 million and $3.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had $57.6 million of total unrecognized stock-based compensation expenses which we expect to recognize over a weighted-average period of 3.0 years.
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
Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain exemptions and reduced reporting requirements provided by the JOBS Act, including those relating to (i) providing an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.
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
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $612.2 million as of December 31, 2018, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of December 31, 2018, we had open forward foreign currency exchange contracts with notional amounts of $9.2 million. A hypothetical 10.0% strengthening in foreign currency compared with the U.S. dollar at December 31, 2018 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.9 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Denali Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Denali Therapeutics Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
Redwood City, California
March 12, 2019

Denali Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$77,123	$218,375
Short-term marketable securities	387,174	187,851
Prepaid expenses and other current assets	16,539	3,381
Total current assets	480,836	409,607
Long-term marketable securities	147,881	60,750
Property and equipment, net	25,162	14,923
Other non-current assets	8,105	1,441
Total assets	$661,984	$486,721
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,891	$2,716
Accrued liabilities	8,520	5,364
Accrued compensation	9,952	5,166
Contract liability	11,427	—
Deferred rent	616	855
Other current liabilities	380	63
Total current liabilities	32,786	14,164
Contract liability, less current portion	57,350	—
Deferred rent, less current portion	24,532	6,294
Other non-current liabilities	471	467
Total liabilities	115,139	20,925
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 94,662,435 shares and 87,480,362 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,273	1,201
Additional paid-in capital	774,158	656,660
Accumulated other comprehensive loss	(649)	(368)
Accumulated deficit	(227,937)	(191,697)
Total stockholders’ equity	546,845	465,796
Total liabilities and stockholders’ equity	$661,984	$486,721

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Collaboration revenue	$129,160	$—	$—
Operating expenses:
Research and development	143,183	74,460	75,702
General and administrative	32,349	15,680	11,731
Total operating expenses	175,532	90,140	87,433
Loss from operations	(46,372)	(90,140)	(87,433)
Interest and other income, net	10,132	1,955	781
Net loss	(36,240)	(88,185)	(86,652)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities, net of tax	(281)	5	(373)
Comprehensive loss	$(36,521)	$(88,180)	$(87,025)
Net loss per share, basic and diluted	$(0.39)	$(5.89)	$(13.49)
Weighted average number of shares outstanding, basic and diluted	92,621,991	14,964,144	6,424,720

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	12,197,880	$48,308	4,260,560	$170	$1,056	$—	$(16,860)	$(15,634)
Issuance of series A-1 convertible preferred stock, net of issuance costs of $23	33,916,543	135,643	—	—	—	—	—	—
Issuance of series A-2 convertible preferred stock, net of issuance costs of $7	4,361,527	34,885	—	—	—	—	—	—
Issuance of series B-1 convertible preferred stock, net of issuance costs of $153	8,124,365	129,837	—	—	—	—	—	—
Issuance of common stock as contingent consideration in asset acquisition	—	—	945,880	38	5,242	—	—	5,280
Issuance of common stock upon exercise of stock options	—	—	162,665	6	105	—	—	111
Vesting of early exercised common stock	—	—	239,580	10	153	—	—	163
Vesting of restricted stock awards	—	—	2,988,631	120	(120)	—	—	—
Stock-based compensation	—	—	—	—	2,951	—	—	2,951
Net loss	—	—	—	—	—	—	(86,652)	(86,652)
Other comprehensive loss	—	—	—	—	—	(373)	—	(373)
Balance at December 31, 2016	58,600,315	348,673	8,597,316	344	9,387	(373)	(103,512)	(94,154)
Issuance of series B-2 convertible preferred stock for cash, net of issuance costs of $73	1,764,705	29,927	—	—	—	—	—	—
Conversion of Series A and B convertible preferred stock into common stock	(60,365,020)	(378,600)	60,365,020	604	377,996	—	—	378,600
Issuance of common stock upon initial public offering, net of issuance costs of $23,612	—	—	15,972,221	160	264,101	—	—	264,261
Issuance of common stock upon exercise of stock options	—	—	648,317	25	708	—	—	733
Issuance of reserved common stock as consideration in asset acquisition	—	—	81,164	1	(1)	—	—	—
Vesting of early exercised common stock	—	—	187,500	6	121	—	—	127
Vesting of restricted stock awards	—	—	1,628,824	61	(61)	—	—	—
Stock-based compensation	—	—	—	—	4,409	—	—	4,409
Net loss	—	—	—	—	—	—	(88,185)	(88,185)
Other comprehensive income	—	—	—	—	—	5	—	5
Balance at December 31, 2017	—	—	87,480,362	1,201	656,660	(368)	(191,697)	465,796
Issuance of common stock in connection with the Takeda Collaboration Agreement	—	—	4,214,559	42	94,364	—	—	94,406
Issuances under equity incentive plans	—	—	792,939	8	3,991	—	—	3,999
Vesting of early exercised common stock	—	—	234,372	3	371	—	—	374
Vesting of restricted stock awards	—	—	1,940,203	19	(19)	—	—	—
Stock-based compensation	—	—	—	—	18,791	—	—	18,791
Net loss	—	—	—	—	—	—	(36,240)	(36,240)
Other comprehensive loss	—	—	—	—	—	(281)	—	(281)
Balance at December 31, 2018	—	$—	94,662,435	$1,273	$774,158	$(649)	$(227,937)	$546,845

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(36,240)	$(88,185)	$(86,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,415	3,082	1,469
Stock-based compensation expense	18,791	4,409	2,951
Net amortization of premiums and (discounts) on marketable securities	(2,705)	753	304
(Gain) loss on disposal of property and equipment	(36)	1	3
Fair value of common stock issued in connection with asset acquisition	—	—	5,280
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(18,290)	73	(533)
Accounts payable	(526)	207	161
Accrued and other current liabilities	9,113	3,578	5,357
Deferred rent	3,438	—	—
Contract liability	68,777	—	—
Other non-current liabilities	379	(553)	(248)
Net cash provided by (used in) operating activities	50,116	(76,635)	(71,908)
Investing activities
Purchase of marketable securities	(557,930)	(179,789)	(226,370)
Purchase of property and equipment	(3,393)	(2,875)	(6,134)
Purchase of other investments	—	—	(500)
Maturities and sales of marketable securities	273,901	141,498	14,000
Net cash used in investing activities	(287,422)	(41,166)	(219,004)
Financing activities
Payments of issuance costs related to issuance for common stock	(1,342)	—	—
Payments of issuance costs related to issuance for preferred stock	(44)	—	—
Issuance of common stock in connection with the Takeda Collaboration Agreement	94,406	—	—
Proceeds from exercise of common stock options	3,999	733	111
Proceeds from issuance of common stock, net of issuance costs	—	265,619	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	29,971	300,365
Net cash provided by financing activities	97,019	296,323	300,476
Net (decrease) increase in cash and cash equivalents	(140,287)	178,522	9,564
Cash, cash equivalents and restricted cash at beginning of year	218,910	40,388	30,824
Cash, cash equivalents and restricted cash at end of year	$78,623	$218,910	$40,388
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$14,561	$—	$—
Property and equipment purchases accrued but not yet paid	$335	$103	$233
Deferred IPO costs incurred but not yet paid	$—	$1,358	$—
Convertible preferred stock issuance costs incurred but not yet paid	$—	$44	$—

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Notes to Consolidated Financial Statements
1. Significant Accounting Policies
Organization and Description of Business
Denali Therapeutics Inc. ("Denali, or the “Company”) is a biopharmaceutical company, incorporated in Delaware, that discovers and develops therapeutics to defeat neurodegenerative diseases. The Company is headquartered in South San Francisco, California.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
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
Initial Public Offering
On December 7, 2017, the Company's Registration Statement on Form S-1 was declared effective by the SEC for our initial public offering ("IPO") of common stock. The Company's shares started trading on the NASDAQ Global Select Market on December 8, 2017, and the transaction formally closed on December 12, 2017.  In connection with the IPO, the Company sold an aggregate of 15,972,221 shares of common stock, including 2,083,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, were $264.3 million. Upon the closing of the IPO, all then-outstanding shares of Company convertible preferred stock converted into 60,365,020 shares of common stock. The related carrying value of $378.6 million was reclassified to common stock and additional paid-in capital. Additionally, the Company amended and restated its certificate of incorporation effective December 7, 2017 to, among other things, change the authorized number of shares of common stock to 400,000,000 shares and the authorized number of shares of preferred stock to 40,000,000 shares.

Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated on consolidation. For the Company's subsidiary, the functional currency has been determined to be the U.S. dollar. Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in Interest and other income, net in the consolidated statements of operations and comprehensive loss, and have not been material.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material to the consolidated financial position and statements of operations and comprehensive loss.
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
The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of December 31, 2018 and 2017, the Company had no off-balance sheet concentrations of credit risk.

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
Fair Value of Financial Instruments
Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are stated at fair value.

Marketable Securities
The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities, or long-term marketable securities on the balance sheets, are considered available-for-sale, and reported at fair value with unrealized gains and losses included as a component of stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in Interest and other income, net in the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in Interest and other income, net. The cost of securities sold is determined using specific identification.
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
Restricted Cash
The Company’s restricted cash consists of the letter of credit for the Company’s headquarters building lease, and is included within other non-current assets on the accompanying consolidated balance sheet.
Accounts receivable
Accounts receivable are included within Prepaid expenses and other current assets in the consolidated balance sheets. The accounts receivable balance represents amounts receivable from collaboration partners. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its partners, and individual partner circumstances. To date, an allowance for doubtful accounts has not been required.
Derivatives and Hedging Activities
The Company accounts for its derivative instruments as either assets or liabilities on the consolidated balance sheet and measures them at fair value. Derivatives are adjusted to fair value through Interest and other income, net in the consolidated statements of operations and comprehensive loss.
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives as presented in the table below. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Leasehold improvements	Shorter of life of asset or lease term
Manufacturing and laboratory equipment	five years
Computer hardware and software	three years
Office furniture and equipment	five years

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

Revenue Recognition
License and Collaboration Revenue

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

The terms of licensing and collaboration agreements entered into typically include payment of one or more of the following: nonrefundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenue. The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

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

The Company considers the terms of the contract to determine the transaction price. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Variable consideration will only be included in the transaction price when it is not considered constrained, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling prices ("SSP"). The relative SSP for each deliverable is estimated using external sourced evidence if it is available. If external sourced evidence is not available, the Company uses its best estimate of the SSP for the deliverable.

Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset, which for a service is considered to be as the services are received and used. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the service promised to the customer.

After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception.

Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations, which may include forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.

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
Nonrefundable advance payments for goods and services that will be used or received in future research and development activities are deferred and recognized as expense in the period in which the related goods are delivered or services are performed.
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
Stock-Based Compensation
The Company’s stock-based compensation programs grant awards that have included stock options, restricted stock units, restricted stock awards, and shares issued under its employee stock purchase plan. Grants are awarded to employees, including directors, and non-employees.
The Company measures employee and director stock-based compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award. Subsequent to the adoption of ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting on September 30, 2018, future stock-based compensation expense for non-employee stock-based awards is measured based on the fair value on the date of adoption. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Expense is adjusted for actual forfeitures of unvested awards as they occur. The Company calculates the fair value measurement of stock options using the Black-Scholes valuation model. The Company uses the fair value of our common stock to determine the fair value of restricted stock awards.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.
Diluted net income per ordinary share is computed by giving effect to all dilutive potential ordinary shares including options. However, where there is a diluted net loss per ordinary share, no adjustment is made for potentially issuable ordinary shares since their effect would be anti-dilutive. In this case, diluted net loss per share is equal to basic net loss per share.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The FASB issued further updates to this guidance in July 2018 through ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, in December 2018 through ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors and in March 2019 through ASU 2019-01 Leases (Topic 842): Codification Improvements. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach.

The Company is substantially complete with its evaluation of the effect that the adoption of this ASU will have on its consolidated financial statements. The Company plans to adopt this standard on January 1, 2019 applying the optional transition method such that it is not required to adjust prior period presentations. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which the Company is the lessee and one future operating lease arrangement for which the Company is the lessor. The Company has no financing leases. Management plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. The estimated impact of adoption of the standard is that the Company will recognize a net right of use asset and incremental lease liabilities of approximately $46.1 million, as of January 1, 2019. Management still does not expect the adoption to have a material change to the consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), or cash flows.
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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of ASU 2016-18 is to clarify the guidance for and presentation of restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. This standard was adopted on January 1, 2018. Accordingly, the consolidated statements of cash flows and Note 3 "Cash and Marketable Securities" have been updated to reconcile cash, cash equivalents and restricted cash for all periods presented.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a stock-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This standard was adopted as of January 1, 2018 and will be applied prospectively to any award modified after the adoption date.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for non-employee stock-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes stock-based payments to employees) to include stock-based payments issued to non-employees for goods or services. Consequently, the accounting for stock-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. The Company elected to early adopt this standard effective September 30, 2018. The new guidance is applied to all new equity-classified stock-based payment awards issued to non-employees after the date of adoption. In addition, for all previously issued equity-classified stock-based payment awards to non-employees for which a measurement date was not established by the adoption date, these awards were remeasured at fair value as of the adoption date and will no longer be remeasured. The future expense for these stock-based payment awards to non-employees will be based on the fair value as of the adoption date. The adoption of this standard did not result in any change to the consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with customer revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company has early adopted this standard as of December 31, 2018 and applied the standard retrospectively to January 1, 2018, the date of initial application of Topic 606. The new standard has been applied to all contracts, and there was no impact to the consolidated financial statements upon adoption.
2. Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$42,225	$—	$—	$42,225
U.S. government treasuries	1,499	—	—	1,499
Commercial paper	—	9,979	—	9,979
Short-term marketable securities:
U.S. government treasuries	219,754	—	—	219,754
U.S. government agency securities	—	73,151	—	73,151
Corporate debt securities	—	71,675	—	71,675
Commercial paper	—	22,594	—	22,594
Long-term marketable securities:
U.S. government treasuries	117,131	—	—	117,131
U.S. government agency securities	—	1,977	—	1,977
Corporate debt securities	—	28,773	—	28,773
Foreign currency derivative contracts	—	14	—	14
Total	$380,609	$208,163	$—	$588,772
Liabilities:
Foreign currency derivative contracts	$—	$182	$—	$182
Total	$—	$182	$—	$182

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$212,868	$—	$—	$212,868
Short-term marketable securities:
U.S. government treasuries	42,587	—	—	42,587
U.S. government agency securities	—	106,139	—	106,139
Corporate debt securities	—	39,125	—	39,125
Long-term marketable securities:
U.S. government treasuries	39,848	—	—	39,848
U.S. government agency securities	—	19,911	—	19,911
Corporate debt securities	—	991	—	991
Total	$295,303	$166,166	$—	$461,469
The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.
The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2018 or 2017.
3. Cash and Marketable Securities
Cash, cash equivalents and restricted cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount reported within the consolidated statements of cash flows is shown in the table below (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$77,123	$218,375	$39,853
Restricted cash included within prepaid expenses and other current assets	—	84	—
Restricted cash included within other non-current assets	1,500	451	535
Total cash, cash equivalents, and restricted cash	$78,623	$218,910	$40,388

Marketable Securities
All marketable securities were considered available-for-sale at December 31, 2018 and 2017. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$220,081	$29	$(356)	$219,754
U.S. government agency securities	73,373	—	(222)	73,151
Corporate debt securities	71,940	1	(266)	71,675
Commercial paper	22,594	—	—	22,594
Total short-term marketable securities	387,988	30	(844)	387,174
Long-term marketable securities:
U.S. government treasuries	116,878	329	(76)	117,131
U.S. government agency securities	1,975	2	—	1,977
Corporate debt securities	28,864	8	(99)	28,773
Total long-term marketable securities	147,717	339	(175)	147,881
Total	$535,705	$369	$(1,019)	$535,055

	December 31, 2017
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$42,614	$—	$(27)	$42,587
U.S. government agency securities	106,368	—	(229)	106,139
Corporate debt securities	39,197	—	(72)	39,125
Total short-term marketable securities	188,179	—	(328)	187,851
Long-term marketable securities:
U.S. government treasuries	39,868	—	(20)	39,848
U.S. government agency securities	19,931	—	(20)	19,911
Corporate debt securities	991	—	—	991
Total long-term marketable securities	60,790	—	(40)	60,750
Total	$248,969	$—	$(368)	$248,601

As of December 31, 2018 and 2017, some of the Company’s marketable securities were in an unrealized loss position. At each balance sheet date, the Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the years ended December 31, 2018, 2017 or 2016. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.
All of the Company’s marketable securities have an effective maturity of less than two years.

4. Derivative Financial Instruments
Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to hedge exposure to potential changes in foreign currency exchange rates. Such exposures result from certain external research and development activities taking place in foreign countries for which forecasted cash flows are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound. The derivative instruments the Company uses to hedge this exposure are not designated as cash flow hedges, and as a result, changes in their fair value are recorded in Interest and other income, net, on the Company's consolidated statements of operations and comprehensive loss.

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

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of December 31, 2018 (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	23	2,343	Jan. 2019 - Nov. 2019
British Pounds	25	4,017	Jan. 2019 - Nov. 2019
Swiss Francs	20	1,100	Jan. 2019 - Nov. 2019
Total	68
_________________________________________________
(1)  The notional amount represents the net amount of foreign currency that will be received upon maturity of the forward contracts.

The derivative liability balance of $0.2 million is recorded in Other current liabilities and the derivative asset balance of $13,669 is recorded in Prepaid assets and other current assets on the consolidated balance sheet as of December 31, 2018. The Company recognized a net loss on forward foreign currency exchange contracts of $0.2 million in Interest and other income, net in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.
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

In May 2018, the Company exercised the Option Agreement and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which the Company acquired all of the outstanding shares of F-star Gamma (the “Acquisition”).

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

Under the terms of the original F-star Collaboration Agreement, the Company could nominate up to three Fcab targets (“Accepted Fcab Targets”) within the first three years of the date of the F-star Collaboration Agreement. Upon entering into the F-star Collaboration Agreement, the Company had selected transferrin receptor (“TfR”) as the first Accepted Fcab Target and paid F-star Gamma an upfront fee of $5.5 million, which included selection of the first Accepted Fcab Target. In May 2018, the Company exercised its right to nominate two additional Fcab Targets and identified a second Accepted Fcab Target. The Company made a one-time payment for the two additional Accepted Fcab Targets of, in the aggregate, $6.0 million and has extended the time period for its selection of the third Accepted Fcab Target until approximately the fourth anniversary of the date of the original F-star Collaboration Agreement.

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. The Company recorded the upfront purchase price less estimated net liabilities acquired of $17.8 million in research and development expense in the accompanying consolidated statement of operations and comprehensive loss in the year ended December 31, 2018 since it represented consideration for in-process research and development with no future alternative use. The upfront option fee of $0.5 million previously included within other non-current assets was also included in research and development expense during the year ended December 31, 2018.

This transaction was accounted for as an asset purchase rather than a business combination, and the Company did not recognize any contingent consideration on the acquisition date. Contingent consideration is expected to be recognized in research and development expense in the future as incurred.

The Company was and continues to be responsible for certain research costs incurred by F-star Ltd in conducting activities under each agreed development plan, for up to 24 months. The research costs for the agreed TfR development plan was $2.1 million. The Company recognized $0.7 million, $1.1 million, and $0.3 million of research and development expense related to the funding of F-star Ltd activities under the TfR development plan during the years ended December 31, 2018, 2017, and 2016, respectively.

6. Collaboration Agreements
Sanofi
In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule CNS and peripheral RIPK1 inhibitors contributed by Sanofi and by Denali will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the HSR requirements were satisfied upon which Sanofi paid the Company an upfront payment of $125.0 million. Under the Sanofi Collaboration Agreement, Denali is eligible to receive milestone payments from Sanofi up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $600.0 million in clinical and regulatory milestone payments for CNS Products and $495.0 million in clinical, regulatory and commercial milestone payments for Peripheral Products, as defined.

Denali will share profits and losses equally with Sanofi for CNS Products sold in the United States and China, and receive royalties on net sales for CNS Products sold outside of the United States and China and for Peripheral Products sold worldwide, each as further described below. RIPK1 Inhibitors contributed by Sanofi and developed and commercialized under the Sanofi Collaboration Agreement will be subject to lower milestone and royalty payments to Denali compared to RIPK1 Inhibitors contributed by Denali.

Denali and Sanofi will jointly develop CNS Products pursuant to a global development plan. The Company will be responsible, at its own cost, for conducting Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. Denali will also conduct, at Sanofi’s cost, a Phase 1b trial for the lead CNS penetrant RIPK1 inhibitor, DNL747, for ALS. Sanofi will be responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi funding 70% of such costs and Denali funding 30% of such costs. The Company will have the ability to opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement, as further described below.

Sanofi will lead commercialization activities globally for CNS Products. The Company may elect to conduct certain co-commercialization activities outside of MS with respect to each CNS Product in the United States and/or China, provided that the cost-profit sharing provisions of the Sanofi Collaboration Agreement for the relevant CNS Product are still in effect, as further described below.

The Company may opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement for CNS Products in the United States and China on a CNS Product and country basis. Sanofi may also terminate Denali's cost-profit sharing provisions of the Sanofi Collaboration Agreement in its entirety if, following notice from Sanofi and a cure period, the Company fails to satisfy its cost-sharing obligations. After such an opt out by the Company or termination by Sanofi, Denali will no longer be obligated to share in the development and commercialization costs for the applicable CNS Products and Denali will not share in the applicable profits from such CNS Products. Instead, the Company will be entitled to receive tiered royalties on net sales of the applicable CNS Products in the relevant country (or countries). The royalty rates are a percentage in the low double digits to mid-teens, but may increase to the mid-teens to low-twenties percentages for all countries in which Sanofi is paying royalties on the applicable CNS Products, if the Company has met certain co-funding thresholds at the time of its election or Sanofi’s termination of the Company's cost-profit sharing rights and obligations.

Sanofi will be responsible, at its cost, for conducting activities relating to the development and commercialization of all Peripheral Products. Sanofi will lead commercialization activities globally for Peripheral Products. Denali will be entitled to receive tiered royalties in the low- to mid- teen percentages on net sales of Peripheral Products.

The Company identified the following distinct performance obligations associated with the Sanofi Collaboration Agreement upon inception: the CNS program license, the Peripheral program license, the Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease ("Alzheimer's Disease Services"), and the Phase 1b trial for DNL747 for ALS and associated activities ("Retained Activities").

The Company believes that the Sanofi Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Agreements. The Company also believes that Sanofi meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for three of the performance obligations identified at inception, but does not meet the definition of a customer for the Alzheimer's Disease Services. Further, Sanofi does not meet the definition of a customer for all Phase 3 and later stage development trials for CNS Products led by Sanofi for which Denali will fund 30% of total costs. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for guidance where the performance obligation does not fall under ASC 606, and determined that for the Alzheimer's Disease Services, the guidance in ASC 606 should be analogized for the recognition, measurement and reporting of this performance obligation, and for the cost sharing provisions, the Company determined that the guidance in ASC 730, Research and Development should be applied.

The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. The transaction price increased by $2.3 million from inception through December 31, 2018 as payments for costs incurred related to the Retained Activities and associated activities were no longer constrained.

The respective standalone value for each of the performance obligations has been determined by applying the SSP method and the transaction price allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery or the provision of services.

The Company used an adjusted market assessment approach to estimate the selling price for the program licenses, and an expected cost plus margin approach for estimating the Alzheimer’s Disease Services, and the Retained Activities. The program licenses and existing know-how were delivered on the effective date of the Sanofi Collaboration Agreement. The Alzheimer’s Disease Services and the Retained Activities are expected to be delivered over time as the services are performed. For the Alzheimer's Disease Services, revenue will be recognized over time using the input method, based on costs incurred to perform the services, since the level of costs incurred over time is thought to best reflect the transfer of services to Sanofi. For the Retained Activities, revenue will be recognized over time using the output method, based on amounts invoiced to Sanofi, since this is believed to directly correlate to the value of the services performed.

A contract liability of $3.9 million is recorded on the balance sheet at December 31, 2018, which relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years.

There is a receivable of $2.3 million as of December 31, 2018 associated with the Sanofi Collaboration Agreement.
In assessing the Sanofi Collaboration Agreement, management was required to exercise considerable judgment in estimating revenue to be recognized. Management applied judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.
Through December 31, 2018, Denali has not achieved any milestones or recorded any product sales under the Sanofi Collaboration Agreement.

Takeda

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option in respect of programs to develop and commercialize, jointly with the Company, certain biologic products that are enabled by three Denali's blood brain barrier ("BBB") delivery technology and intended for the treatment of neurodegenerative disorders. The programs were Denali’s ATV:BACE1/Tau and ATV: TREM2 programs, as well as a third identified discovery stage program. The Takeda Collaboration Agreement became effective in February 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied. In February 2019, the agreement was amended to replace ATV:BACE1/Tau with ATV:Tau. The amendment did not have a material impact to the consolidated financial statements.

Under the Takeda Collaboration Agreement and unless otherwise agreed jointly between both parties, Denali will be responsible, at its cost, for conducting activities relating to pre-IND development of biologic products directed to the three identified targets and enabled by its BBB delivery technology targeting TfR during the applicable research period. The period through which the option can be exercised continues for each target until the first biologic product directed to the relevant target is IND-ready or approximately five years after selection of the target, whichever is earlier.

Under the Takeda Collaboration Agreement, Takeda paid a $40.0 million upfront, and may pay up to an aggregate of $25.0 million with respect to each program directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total. The upfront payment of $40.0 million was received in February 2018, as well as the first preclinical milestone payment of $5.0 million related to one of the programs.

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

In addition, Takeda may be obligated to pay Denali up to an aggregate of $707.5 million upon achievement of certain clinical and regulatory milestone events if Takeda exercises its option for all three collaboration programs. Takeda may also be obligated to pay Denali up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $225.0 million if one biologic product from each program achieves this milestone.

If Takeda exercises its option for a particular target, Denali and Takeda will share equally the development and commercialization costs, and, if applicable, the profits, for each collaboration program. However, for each collaboration program, the Company may elect not to continue sharing development and commercialization costs, or Takeda may elect to terminate Denali's cost-profit sharing rights and obligations if, following notice from Takeda and a cure period, the Company fails to satisfy its cost sharing obligations with respect to the relevant collaboration program. After such an election by the Company or termination by Takeda becomes effective, Denali will no longer be obligated to share in the development and commercialization costs for the relevant collaboration program, and will not share in any profits from that collaboration program. Instead the Company will be entitled to receive tiered royalties. The royalties will be in the low- to mid-teen percentages on net sales, or low- to high-teen percentages on net sales if certain co-funding thresholds have been met at the time of the Company's election to opt out of co-development or Takeda’s termination of Denali's cost-profit sharing rights and obligations, and, in each case, these royalty rates will be subject to certain reductions specified in the Takeda Collaboration Agreement. Takeda will pay these royalties for each biologic product included in the relevant collaboration program, on a country-by-country basis, until the latest of (i) the expiration of certain patents covering the relevant biologic product, (ii) the expiration of all regulatory exclusivity for that biologic product, and (iii) an agreed period of time after the first commercial sale of that biologic product in the applicable country, unless biosimilar competition in excess of a significant level specified in the Takeda Collaboration Agreement occurs earlier, in which case Takeda’s royalty obligations in the applicable country would terminate.

For each collaboration program for which costs and profits are shared with Takeda, Denali will lead the conduct of clinical activities for each indication through the first Phase 2 trial, and Takeda will lead the conduct of all subsequent clinical activities for that indication. Further, Denali and Takeda will jointly commercialize biologic products included in the relevant collaboration program in the United States and China. Unless Denali has opted out of cost-sharing for two collaboration programs, it has the right to lead commercialization activities in the United States for one collaboration program and Takeda will lead commercialization activities in the United States for all collaboration programs for which Denali does not lead commercialization activities. Further, Takeda will lead commercialization activities in China and will solely conduct commercialization activities in all other countries. The Company has the right to lead all manufacturing activities for all collaboration programs for which the parties are sharing costs and profits.

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

Pursuant to the terms of the Takeda Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with Takeda on January 3, 2018, pursuant to which Takeda purchased 4,214,559 shares of Denali’s common stock (the "Shares") for an aggregate purchase price of $110.0 million. The sale of the Shares closed on February 23, 2018. The fair market value of the common stock sold to Takeda was $94.4 million, based on the closing stock price of $22.40 on the date of issuance, resulting in a $15.6 million premium paid to the Company above the fair value of the Company's common stock which was credited to contract liability in the Company's consolidated balance sheet.

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

The Company has determined that all other goods or services which are contingent upon Takeda exercising its option for each program are not considered performance obligations at the inception of the Takeda Collaboration Agreement.

The transaction price at inception included fixed consideration consisting of the upfront fee of $40.0 million, the $15.6 million premium on the sale of common stock, and the first preclinical milestone payment of $5.0 million. It also included variable consideration of $26.0 million relating to future milestones that were not constrained. The amount of variable consideration was estimated using the most likely amount method. In October 2018, the Company confirmed the first preclinical milestone was met for the second program, triggering a milestone payment of $5.0 million, which was received in November 2018. In December 2018, the Company confirmed the first preclinical milestone was met for the third program, triggering a milestone payment of $5.0 million, which is recorded within Prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2018. The payment was received in February 2019.

The remaining $44.0 million of preclinical milestones were considered constrained at the inception of the Takeda Collaboration Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Additionally, cost and profit sharing income, and the development and commercial milestones as outlined above, have not been considered given Takeda has not exercised its options for the development and commercial phases for each program. There was no change in the transaction price from inception through December 31, 2018. This will be reassessed at each reporting period.

The transaction price has been ascribed in its entirety to the three performance obligations identified in the research term of the Takeda Collaboration Agreement.

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue will be recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the year ended December 31, 2018.

A contract liability of $64.9 million is recorded on the balance sheet at December 31, 2018, which relates to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be several years.

Revenue recognized relating to future milestone payments of approximately $1.7 million, for which the Company concluded that it is probable that a significant reversal in the amount recognized will not occur, is presented net in the contract liability on the consolidated balance sheet.

Significant changes in the net contract liability balance during the year ended December 31, 2018 are as follows (in thousands):

Contract liability
Balance at January 1, 2018	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	66,619
Decreases due to revenue recognized in the period for which cash has not been received	(1,701)
Balance at December 31, 2018	$64,918

There is a receivable of $5.0 million as of December 31, 2018 associated with the Takeda Collaboration Agreement.
In assessing the Takeda Collaboration Agreement, management was required to exercise considerable judgment in estimating revenue to be recognized. Management applied judgment in determining the separate performance obligations in the research period, estimating variable consideration, and estimating total future costs when using the input method.
Through December 31, 2018, Denali has recognized $15.0 million in milestones from Takeda and has not recorded any product sales under the Takeda Collaboration Agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation for the year ended December 31, 2018 is as follows (in thousands):

Revenue
Takeda Collaboration Agreement	$5,677
Sanofi Collaboration Agreement:
CNS program license	73,932
Peripheral program license	47,148
Alzheimer's Disease Services	60
Retained Activities	2,343
Total Sanofi Collaboration Revenue	123,483
Total Collaboration Revenue	$129,160
There was no collaboration revenue in the years ended December 31, 2017 and 2016.
7. License Agreements
Genentech
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech”). The agreement gives the Company access to Genentech’s LRRK2 small molecule program for Parkinson's disease. Under the agreement, Genentech granted the Company (i) an exclusive, worldwide, sublicensable license under Genentech’s rights to certain patents and patent applications directed to small molecule compounds which bind to and inhibit LRRK2 and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain compounds and licensed products incorporating any such compound. The Company is obligated to use commercially reasonable efforts during the first three years of the agreement to research, develop and commercialize at least one licensed product.
As consideration, the Company paid an upfront fee of $8.5 million and a technology transfer fee of $1.5 million, both of which are recognized as research and development expense for the year ended December 31, 2016.

The Company may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages, with the exact royalty rate dependent on various factors, including (i) whether the compound incorporated in the relevant licensed product is a Genentech-provided compound or a compound acquired or developed by the Company, (ii) the date a compound was first discovered, derived or optimized by the Company, (iii) the existence of patent rights covering the relevant licensed product in the relevant country, (iv) the existence of orphan drug exclusivity covering a licensed product that is a Genentech-provided compound and (v) the level of annual net sales of the relevant licensed product. The Company also has the right to credit a certain amount of its payments of third-party royalty and milestones against royalty and milestones owed to Genentech, up to a maximum reduction of fifty percent. The Company’s royalty payment obligations will expire on a country-by-country and licensed product-by-licensed product basis upon the later of (a) ten years after the first commercial sale of such licensed product in such country and (b) the expiration of the last valid claim of a licensed patent covering such licensed product in such country.
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
The first clinical milestone of $2.5 million became due in June 2017 upon first patient dosing in the Phase 1 clinical trial for DNL201. The full amount was recorded as research and development expense in the year ended December 31, 2017.
 8. Balance Sheet Components
Property and Equipment, Net

	December 31,
	2018	2017
	(in thousands)
Lab equipment	$14,352	$11,351
Leasehold improvements	22,288	7,737
Computers equipment and purchased software	458	439
Furniture and fixtures	74	65
	37,172	19,592
Less: accumulated depreciation	(12,010)	(4,669)
Total property and equipment, net	$25,162	$14,923
Depreciation expense was $7.4 million, $3.1 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Prepaid Expenses and Other Current Assets

	December 31,
	2018	2017
	(in thousands)
Prepaid research and development expenses	$6,643	$946
Collaboration accounts receivable	7,364	—
Prepaid insurance	—	927
Accrued interest on short-term marketable securities	1,182	464
Other prepaid and current assets	1,350	1,044
Total prepaid expenses and other current assets	$16,539	$3,381

Other Non-Current Assets

	December 31,
	2018	2017
	(in thousands)
Prepaid research and development expenses	$5,841	$—
Other investments	—	500
Restricted cash	1,500	451
Other prepaid and non-current assets	764	490
Total other non-current assets	$8,105	$1,441

9. Commitments and Contingencies
Lease Obligations
In September 2015, the Company entered into a non-cancelable operating lease for its former corporate headquarters comprising 38,109 of rentable square feet in a building in South San Francisco (“Former Headquarters Lease”). The Former Headquarters Lease commenced on August 1, 2016 with a lease term of eight years. The Former Headquarters Lease provided for monthly base rent amounts escalating over the term of the lease. In addition, the Former Headquarters Lease provided both a tenant improvement allowance (“TIA”) of up to $7.4 million, of which $1.9 million would be repaid to the landlord in the form of additional monthly rent with interest applied.
In May 2018, the Company entered into an amendment to the Former Headquarters Lease (the "Headquarters Lease Amendment") to relocate and expand its headquarters to 148,020 rentable square feet in a to-be-constructed building located in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which is the later of February 1, 2019 or the date that the premises are ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term.

Under the terms of the Former Headquarters Lease, the Company was required to pay a security deposit of $0.5 million, which was increased to $1.5 million under the Headquarters Lease Amendment. This is recorded as other non-current assets in the accompanying consolidated balance sheets.
The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provides a TIA of up to $25.9 million, of which $4.4 million, if utilized, would be repaid to the landlord in the form of additional monthly rent. The Company will also be required to pay its share of operating expenses for the New Premises.
The total $7.4 million TIA under the Former Headquarters Lease was recorded as leasehold improvements and deferred rent liability on the consolidated balance sheet. The Company is amortizing the deferred rent liability as a reduction of rent expense through the expiration of the Headquarters Lease Amendment period, and the leasehold improvement through an increase of depreciation expense of leasehold improvements ratably over the remaining period of expected use.
The portion of the TIA utilized under the Headquarters Lease Amendment was $14.6 million, which is recorded as leasehold improvements and deferred rent liability on the consolidated balance sheet as of December 31, 2018. The Company will amortize the deferred rent liability as a reduction of rent expense and the leasehold improvement as depreciation expense of leasehold improvements ratably over the period of expected use, which is expected to commence in April 2019.
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date, which is the legal commencement date of the Headquarters Lease Amendment, and provides for the Company to receive monthly base rent amounts escalating over the term of the lease, totaling approximately $14.8 million over the term of the Sublease Agreement.
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
As of December 31, 2018, the future minimum lease payments under all non-cancellable operating leases are as follows (in thousands):

Year Ending December 31:
2019	$4,941
2020	9,097
2021	9,716
2022	10,056
2023	10,408
2024 and later	60,882
$105,100
Rent expense for the years ended December 31, 2018, 2017 and 2016 was $6.0 million, $2.2 million, $1.0 million, respectively.

Indemnification
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
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
As of December 31, 2018 and 2017, the Company had non-cancellable purchase orders for biological product development and manufacturing costs totaling $24.7 million and $0.7 million, respectively. The activities under these purchase orders are expected to be completed by November 2024. During the year ended December 31, 2018, the Company incurred costs of $3.9 million and made payments of $3.4 million for the development and manufacturing services rendered under the agreement. The Company had not incurred any costs or made any payments for the manufacturing services rendered under the agreement for the year ended December 31, 2017. As of December 31, 2018 and 2017, the Company had total non-cancellable purchase commitments of $14.0 million and $0.4 million, respectively, under the DMSA.
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under license and other agreements of $1.2 million and $1.6 million as of December 31, 2018 and 2017, respectively.
10.  Convertible Preferred Stock
The Company entered into a preferred stock purchase agreement (“Preferred Stock Purchase Agreement”), with certain investors in May 2015 (the “Initial Closing”), under which the Company agreed to sell up to 45,223,970 shares of Series A-1 convertible preferred stock and 4,361,530 shares of Series A-2 convertible preferred stock. Additionally, at the Initial Closing, the Company concurrently issued 6,295,810 shares of Series A-1 convertible preferred stock for net proceeds of $24.8 million.

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
In May 2015 (the “First Additional Closing”) the Company and the Series A convertible preferred stock shareholders amended the Preferred Stock Purchase Agreement pursuant to which the Company agreed to sell up to an additional 456,250 shares of Series A-1 convertible preferred stock. Additionally, at the First Additional Closing, the Company issued 3,481,250 shares of Series A-1 convertible preferred stock for net proceeds of $13.9 million and in July 2015 (“Second Additional Closing”), the Company issued an additional 2,420,830 shares of Series A-1 convertible preferred stock for net proceeds of $9.6 million.
In January 2016 (the “Third Additional Closing”), the Company issued 500,000 shares of Series A-1 convertible preferred stock, for net proceeds of $2.0 million, and also issued 11,250,000 shares of Series A-1 convertible preferred stock (the “first Tranche Closing”), for net proceeds of $45.0 million. In June 2016 (the “Second Tranche Closing and Series A-2 Closing”), the Company issued 22,166,550 shares of Series A-1 convertible preferred stock and 4,361,530 shares of Series A-2 convertible preferred stock, for net proceeds of $88.7 million and $34.9 million, respectively. All of these shares were sold under the Preferred Stock Purchase Agreement.
In June 2016 (the “First Series B-1 Closing”), the Company entered into a preferred stock purchase agreement (“Series B Preferred Stock Purchase Agreement”) with certain investors, under which the Company sold 7,646,240 shares of Series B-1 convertible preferred stock at a price of $16.00 per share for net proceeds of $122.2 million. In connection with this financing, the Company amended and restated its certificate of incorporation to increase the authorized shares of its common stock to 81,787,360 shares and the authorized shares of its preferred stock to 63,288,470 shares, each with a par value of $0.01 per share. The authorized preferred shares consisted of 46,114,433 designated as Series A-1 convertible preferred stock, 4,361,533 designated as Series A-2 convertible preferred stock, 8,125,000 designated Series B-1 convertible preferred stock and 4,687,500 designated Series B-2 convertible preferred stock.
In August 2016, (the “Second Series B-1 Closing”), the Company sold 478,120 shares of Series B-1 convertible preferred stock at a price of $16.00 per share for net proceeds of $7.6 million.
In November 2017, the Company sold 1,764,710 shares of Series B-2 convertible preferred stock at a price of $17.00 per share for net proceeds of $29.9 million.
Prior to the conversion of the convertible preferred stock upon closing of the IPO, the rights, preferences and privileges of the convertible preferred stock were as follows:
Dividend Rights
The holders of preferred stock were entitled to receive dividends, if and when declared by the Board of Directors, at the rate of $0.08 per share per annum for Series A-1, $0.16 per share per annum for Series A-2, $0.32 per share per annum for Series B-1, and $0.34 per share per annum for Series B-2, from and after the date of issuance of such shares. As of December 31, 2016, and through the date of conversion, no such dividends were declared or accrued.

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
Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 60,365,020 shares of common stock. As of December 31, 2018 and 2017, the Company did not have any convertible preferred stock issued or outstanding.
11. Stock-Based Awards
2017 Equity Incentive Plan
In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which initially reserved 6,379,238 common shares for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. Awards granted under the 2017 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value of the Company's common stock on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms.
2015 Stock Incentive Plan

 In May 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which as amended, reserved 8,325,000 common shares for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. Awards granted under the 2015 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value of the Company's common stock on the day of grant. For all stock options granted between August 2015 and February 2016 with an exercise price of $0.68, a deemed fair value of $1.20 per share was used in calculating stock-based compensation expense, which was determined using management hindsight. Options granted typically vest over a four-year period but may be granted with different vesting terms.
Upon adoption of the 2017 Plan, no new awards or grants are permitted under the 2015 Plan, and the 169,238 shares that were then unissued and available for future award under the 2015 Plan became available under the 2017 Plan. The 2015 Plan will continue to govern restricted stock awards and option awards previously granted thereunder.
As of December 31, 2018 and 2017, there were 2,289,196 and 6,012,498 common shares available for the Company to grant under the 2017 Plan. As of December 31, 2016, there were 1,813,321 shares available for the Company to grant under the 2015 Plan.

Stock Option Activity
The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	5,374,014	$1.77	9.03	$18,873
Options granted	2,183,365	8.78
Options exercised	(695,192)	1.41
Options forfeited	(172,708)	2.21
Balance at December 31, 2017	6,689,479	$4.08	8.37	$77,317
Options granted	3,949,778	20.25
Options exercised	(650,471)	2.78
Options forfeited	(376,134)	12.48
Balance at December 31, 2018	9,612,652	$10.49	8.20	$97,804
Options vested and expected to vest at December 31, 2018	7,867,920	$12.66	8.54	$62,944
Options exercisable at December 31, 2018	1,933,527	$4.50	7.64	$31,248
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $9.8 million, $3.5 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017, and 2016 the weighted-average grant-date fair value of the options vested was $3.85, $1.94, and $1.36 per share, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $14.79, $6.41, and $2.83 per share, respectively.
Stock Options Granted to Employees with Service-Based Vesting
The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	5.50 - 6.08	6.08	6.00 - 6.08
Volatility	79.4% - 87.4%	81.9% - 91.3%	91.2% - 92.2%
Risk-free interest rate	2.6% - 3.1%	1.8% - 2.3%	1.2% - 2.1%
Dividend yield	—	—	—
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
A total of $0.4 million and $0.1 million was reclassified from other non-current liabilities to stockholders' equity during the year ended December 31, 2018 and 2017, respectively related to vesting of early exercised options. Unvested early exercised options of $0.1 million  and $0.5 million  remained in other non-current liabilities as of December 31, 2018 and 2017, respectively.
Performance Contingent Stock Options Granted to Employees
In August and November 2015, the Board of Directors granted 250,000 and 500,000 of stock option awards to certain executive officers, respectively. These awards have an exercise price of $0.68 per share.
These awards vest over time and include a performance provision which states that upon the occurrence of a change in control event, the vesting term would accelerate. Through December 31, 2018, the Company continues to believe that the achievement of the requisite performance condition is not probable and, as a result, the expense relating to these grants continues to be recognized over the initial time-based vesting period. If the performance goal is ever deemed to be probable of achievement, the recognition of compensation expense will be accelerated in accordance with the accelerated vesting schedule.
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

These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. By definition, the market condition in these awards can only be achieved after the performance condition of a liquidity event has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any the milestones are not achieved by the specified timelines, such vesting award will terminate and no longer be exercisable with respect to that portion of the shares. The maximum potential expense associated with the performance- and market- contingent awards is $6.2 million, $5.8 million and $0.4 million of general and administrative and research and development expense, respectively if all of the performance and market conditions are achieved as stated in the option agreement. Through December 31, 2018, the Company continues to believe that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.
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

The estimated fair value of the stock options granted to non-employees has been calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	7.14 - 9.86	7.50 - 8.09	8.50 - 9.70
Volatility	88.9% - 103.1%	86.1% - 88.1%	95.3% - 98.2%
Risk-free interest rate	2.7% - 3.0%	2.3% - 2.4%	2.4%
Dividend yield	—	—	—
Restricted Stock Activity
Under the 2017 Plan, the Company may grant restricted stock awards ("RSAs"), which represent restricted shares of common stock issued upon the date of grant in which the recipient's rights in the stock are restricted until the shares are vested, and restricted stock units ("RSUs"), which represent a commitment to issue shares of common stock in the future upon vesting. The fair value of restricted stock underlying the RSAs and RSUs is determined based on the closing market price of the Company's common stock on the date of grant.

Aggregated information regarding RSAs and RSUs granted under the Plan for the years ended  December 31, 2018 and 2017 is summarized below:

	Share Awards & Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2016	3,922,638	$0.18
Granted	—	—
Vested	(1,628,850)	0.18
Forfeited	—	—
Unvested at December 31, 2017	2,293,788	$0.18
Granted	149,658	15.92
Vested	(1,940,203)	0.18
Forfeited	—	—
Unvested at December 31, 2018	503,243	$4.86
Vested and expected to vest – December 31, 2018	503,243	$4.86
There was $2.0 million and $0.3 million of total unrecognized stock-based compensation related to unvested RSAs and RSUs at December 31, 2018 and 2017 respectively, all of which is expected to be recognized over a remaining weighted-average period of 0.6 years and 1.0 year, respectively.
Employee Stock Purchase Plan

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which initially reserved 1,000,000 shares of common stock for employee purchases under terms and provisions established by the Board of Directors. Under the 2017 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The 2017 ESPP provides for consecutive, overlapping 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 31 or November 30 of each year, except for the first offering period which commenced on December 8, 2017, the first trading day after the effective date of the Company’s registration statement. Contributions under the 2017 ESPP are limited to a maximum of 15% of an employee's eligible compensation.

The estimated fair value of stock purchase rights granted under the ESPP were calculated using the Black-Scholes option-pricing model using the following assumptions:

Year Ended December 31,
	2018	2017
Expected term (in years)	0.50 - 1.00	0.48 - 0.98
Volatility	61.0% - 64.3%	50.0% - 51.3%
Risk-free interest rate	2.1% - 2.7%	1.5% - 1.7%
Dividend yield	—%	—%

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$10,093	$2,852	$2,078
General and administrative	8,698	1,557	873
Total	$18,791	$4,409	$2,951
As of December 31, 2018, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $57.6 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 3.0 years.

The Company recorded stock-based compensation expense for options issued to non-employees of $0.7 million, $0.7 million, and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
12. Defined Contribution Plan
In January 2017, the Company began to sponsor a 401(k) retirement savings plan for the benefit of its employees, including Denali's named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $0.9 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.
13. Income Taxes
The Company has reported pre-tax operating losses for all the periods presented. The Company has not reflected any benefit for corresponding tax net operating loss carryforwards in the accompanying consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
The effective tax rate for the years ended December 31, 2018, 2017, and 2016 is different from the federal statutory tax rate primarily due to the valuation allowance against deferred tax assets. The Company's effective tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017	2016
Taxes at the U.S. statutory tax rate	21.0%	34.0%	34.0%
Effect of Tax Act	—	(26.6)	—
Change in valuation allowance	(20.7)	(7.3)	(32.0)
Contingent consideration issued in tax-free reorganization	—	—	(2.1)
Research tax credits	10.2	1.0	0.6
Stock-based compensation	(0.7)	(1.0)	(0.5)
Nondeductible acquisition-related costs	(9.5)	—	—
Other	(0.3)	(0.1)	—
Total provision for income taxes	—%	—%	—%
The components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$35,023	$37,606
Tax credit carryforwards	9,565	4,072
Reserves and accruals	7,309	3,328
Capitalized start-up costs	4,464	6,248
Intangibles	5,401	5,300
Share based compensation	3,305	733
Other	7	7
Gross deferred tax assets	65,074	57,294
Valuation allowance	(60,915)	(54,650)
Net deferred tax assets	4,159	2,644
Deferred tax liabilities:
Property and equipment	(4,159)	(2,618)
Stock-based compensation	—	(26)
Net deferred tax assets	$—	$—
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a 100% valuation allowance against its net deferred tax assets as of December 31, 2018 and 2017.
On December 22, 2017, the U.S. government enacted the Tax Act. The Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. The tax rate decrease resulted in a reduction of $6.3 million in the Company's deferred tax assets as of December 31, 2017, and a corresponding decrease of the same amount in the valuation allowance, as substantially all of the Company's deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance.

As of December 31, 2018, the Company has federal net operating loss (“NOL”) carryforwards of approximately $118.6 million, which are available to reduce future taxable income, and has federal tax credits of approximately $7.5 million which may be used to offset future tax liabilities. The federal NOL and federal tax credit carryforwards will begin to expire in 2035. The Company also has state NOL carryforwards of approximately $134.0 million, which are available to reduce future taxable income, and has state tax credits of approximately $5.7 million which may be used to offset future tax liabilities. The state NOL will begin to expire in 2035 and the state tax credit carryforwards will be carried forward indefinitely. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities and may become subject to an annual limitation in the event of certain future cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2018	2017	2016
Unrecognized tax benefits at January 1	$1,146	$531	$122
Additions for tax positions taken in a prior year	—	—	7
Additions for tax positions taken in the current year	1,506	640	411
Reductions for tax positions taken in the prior year	(10)	(25)	(9)
Unrecognized tax benefits at December 31	$2,642	$1,146	$531
If recognized, none of the unrecognized tax benefits would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2018, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
14. Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(36,240)	$(88,185)	$(86,652)
Denominator:
Weighted average common shares outstanding	92,621,991	14,964,144	6,424,720
Net loss per share, basic and diluted	$(0.39)	$(5.89)	$(13.49)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2018	2017	2016
Series A-1 convertible preferred stock	—	—	46,114,423
Series A-2 convertible preferred stock	—	—	4,361,527
Series B-1 convertible preferred stock	—	—	8,124,365
Options issued and outstanding and ESPP shares issuable and outstanding	9,789,594	6,835,313	5,374,014
Restricted shares subject to future vesting	503,243	2,293,788	3,922,638
Early exercised common stock subject to future vesting	135,424	369,796	510,417
Shares to be issued under Incro acquisition agreement	—	—	81,164
Total	10,428,261	9,498,897	68,488,548

15. Selected Quarterly Financial Data (Unaudited)
The following table provides the selected quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Collaboration revenue	$125,676	$1,195	$1,648	$641
Profit (loss) from operations	74,722	(37,964)	(57,382)	(25,748)
Net income (loss)	77,533	(35,371)	(54,724)	(23,678)
Net income (loss) per share, basic	$0.82	$(0.38)	$(0.59)	$(0.26)
Net income (loss) per share, diluted(1)	$0.79	$(0.38)	$(0.59)	$(0.26)
_________________________________________________
(1)  Diluted net income per share for the quarter ended December 31, 2018 is calculated using 97,746,224 shares, which is computed by giving effect to all dilutive potential ordinary shares including options.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Loss from operations	$(23,540)	$(22,288)	$(22,568)	$(21,744)
Net loss	(22,887)	(21,844)	(22,134)	(21,320)
Net loss per share, basic and diluted	$(0.74)	$(2.14)	$(2.29)	$(2.36)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.  CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2018, and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated May 8, 2015, as amended on June 4, 2015, July 22, 2015 and June 22, 2016.	S-1	333-221522	4.1	11/13/2017
4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-221522	4.2	11/27/2017
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-221522	10.1	11/27/2017
10.2+	2015 Stock Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-221522	10.2	11/13/2017
10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-221522	10.3	11/27/2017
10.4+	2017 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-221522	10.4	12/7/2017
10.5+	Offer Letter between the Registrant and Ryan J. Watts, Ph.D., dated November 10, 2017.	S-1	333-221522	10.5	11/13/2017
10.6+	Offer Letter between the Registrant and Alexander O. Schuth, M.D., dated November 10, 2017.	S-1	333-221522	10.6	11/13/2017
10.7+	Offer Letter between the Registrant and Steve E. Krognes, dated November 10, 2017.	S-1	333-221522	10.7	11/13/2017
10.8+	Offer Letter between the Registrant and Carole Ho, M.D., dated November 10, 2017.	S-1	333-221522	10.8	11/13/2017
10	Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated September 24, 2015.	S-1	333-221522	10.9	11/13/2017
10.10Ü	Exclusive License Agreement between the Registrant and Genentech, Inc., dated June 17, 2016.	S-1	333-221522	10.10	11/13/2017
10.11Ü	License and Collaboration Agreement between the Registrant, F-star Gamma Limited, F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H. and F-star Biotechnology Limited, dated August 24, 2016.	S-1	333-221522	10.11	11/13/2017
10.12Ü	Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017.	S-1	333-221522	10.12	11/13/2017
10.12.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, dated January 18, 2018.	10-K	001-38311	10.12.1	3/19/2018
10.13+	Key Executive Change in Control and Severance Plan.	S-1	333-221522	10.13	11/13/2017
10.14+	Executive Incentive Compensation Plan.	S-1	333-221522	10.14	11/13/2017

10.15+	Outside Director Compensation Policy.	S-1	333-221522	10.15	11/13/2017
10.16#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K/A	001-38311	10.16	7/13/2018
10.17	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.17	3/19/2018
10.18	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.	10-K	001-38311	10.18	3/19/2018
10.19	First Amendment to Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated May 2, 2018.	10-Q	001-38311	10.1	8/9/2018
10.20Ü	Amended and Restated Gamma IP License Agreement between the Registrant and F-star Gamma Limited, dated August 24, 2016	10-Q/A	001-38311	10.2	12/6/2018
10.21Ü	Side Letter between the Registrant and F-star Gamma Limited, dated May 21, 2018	10-Q	001-38311	10.3	8/9/2018
10.22Ü	Share Purchase Agreement between the Registrant and F-star Gamma Limited, dated May 30, 2018	10-Q/A	001-38311	10.4	12/6/2018
10.23	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017 and Amendment No. 2 dated January 18, 2018	10-Q	001-38311	10.1	11/8/2018
10.24	Amendment No. 4 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017 and Amendment No. 2 dated January 18, 2018, and Amendment No. 3 dated November 8, 2018	10-Q	001-38311	10.2	11/8/2018
10.25#	Collaboration and License Agreement between registrant and Genzyme Corporate ("Sanofi"), dated October 29, 2018	—	—	—	Filed herewith
21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith

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

DENALI THERAPEUTICS INC.

Date:	March 12, 2019	By:	/s/ Ryan J. Watts
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan J. Watts	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2019
Ryan J. Watts, Ph.D.

/s/ Steve E. Krognes	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2019
Steve E. Krognes

/s/ Vicki Sato	Chairperson of our Board of Directors	March 12, 2019
Vicki Sato, Ph.D.

/s/ Marc Tessier-Lavigne	Director	March 12, 2019
Marc Tessier-Lavigne, Ph.D.

/s/ Douglas Cole	Director	March 12, 2019
Douglas Cole, M.D.

/s/ Jennifer Cook	Director	March 12, 2019
Jennifer Cook

/s/ Jay Flatley	Director	March 12, 2019
Jay Flatley

/s/ Peter Klein	Director	March 12, 2019
Peter Klein

/s/ Robert Nelsen	Director	March 12, 2019
Robert Nelsen

/s/ David Schenkein	Director	March 12, 2019
David Schenkein, M.D.