Form 10-Q
period 2019-03-31
Denali Therapeutics Inc.
filed 2019-05-08
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DNLI	NASDAQ Global Select Market
The number of outstanding shares of the registrant’s common stock as of May 1, 2019 was 95,478,391.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$39,661	$77,123
Short-term marketable securities	445,820	387,174
Prepaid expenses and other current assets	14,052	16,539
Total current assets	499,533	480,836
Long-term marketable securities	97,554	147,881
Property and equipment, net	36,955	25,162
Operating lease right-of-use asset	34,407	—
Other non-current assets	8,147	8,105
Total assets	$676,596	$661,984
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,662	$1,891
Accrued liabilities	12,114	8,520
Accrued compensation	3,213	9,952
Contract liabilities	23,148	11,427
Other current liabilities	1,107	996
Total current liabilities	43,244	32,786
Contract liabilities, less current portion	44,852	57,350
Operating lease liability, less current portion	71,412	—
Deferred rent, less current portion	—	24,532
Other non-current liabilities	440	471
Total liabilities	159,948	115,139
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 95,257,705 shares and 94,662,435 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,279	1,273
Additional paid-in capital	781,966	774,158
Accumulated other comprehensive income (loss)	332	(649)
Accumulated deficit	(266,929)	(227,937)
Total stockholders' equity	516,648	546,845
Total liabilities and stockholders’ equity	$676,596	$661,984

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$4,205	$641
Operating expenses:
Research and development	37,403	20,819
General and administrative	9,310	5,570
Total operating expenses	46,713	26,389
Loss from operations	(42,508)	(25,748)
Interest and other income, net	3,516	2,070
Net loss	(38,992)	(23,678)
Other comprehensive income (loss):
Net unrealized income (loss) on marketable securities, net of tax	981	(919)
Comprehensive loss	$(38,011)	$(24,597)
Net loss per share, basic and diluted	$(0.41)	$(0.26)
Weighted average number of shares outstanding, basic and diluted	94,984,503	89,560,576

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2019	Shares	Amount
Balance at December 31, 2018	94,662,435	$1,273	$774,158	$(649)	$(227,937)	$546,845
Issuances under equity incentive plans	199,503	2	906	—	—	908
Vesting of early exercised common stock	46,874	1	31	—	—	32
Vesting of restricted stock awards	348,893	3	(3)	—	—	—
Stock-based compensation	—	—	6,874	—	—	6,874
Net loss	—	—	—	—	(38,992)	(38,992)
Other comprehensive income	—	—	—	981	—	981
Balance at March 31, 2019	95,257,705	$1,279	$781,966	$332	$(266,929)	$516,648

Three Months Ended March 31, 2018
Balance at December 31, 2017	87,480,362	$1,201	$656,660	$(368)	$(191,697)	$465,796
Issuance of common stock in connection with the Takeda Collaboration Agreement	4,214,559	42	94,364	—	—	94,406
Issuances under equity incentive plans	81,735	1	218	—	—	219
Vesting of early exercised common stock	93,749	1	278	—	—	279
Vesting of restricted stock awards	718,584	7	(7)	—	—	—
Stock-based compensation	—	—	2,925	—	—	2,925
Net loss	—	—	—	—	(23,678)	(23,678)
Other comprehensive loss	—	—	—	(919)	—	(919)
Balance at March 31, 2018	92,588,989	$1,252	$754,438	$(1,287)	$(215,375)	$539,028

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(38,992)	$(23,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,403	854
Stock–based compensation expense	6,874	2,925
Net amortization of premiums and (discounts) on marketable securities	(1,317)	(387)
Non-cash rent expense	1,265	(225)
Gain on disposal of property and equipment	—	(44)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,849	(1,613)
Accounts payable	1,965	(951)
Accrued and other current liabilities	(4,593)	(3,257)
Contract liabilities	(777)	59,953
Net cash (used in) provided by operating activities	(30,323)	33,577
Investing activities
Purchases of marketable securities	(109,810)	(328,036)
Purchases of property and equipment	(2,028)	(537)
Maturities and sales of marketable securities	103,791	27,299
Net cash used in investing activities	(8,047)	(301,274)
Financing activities
Payments of issuance costs related to issuance of common stock	—	(1,342)
Payments of issuance costs related to issuance of preferred stock	—	(44)
Issuance of common stock in connection with the Takeda Collaboration Agreement	—	94,406
Proceeds from exercise of awards under equity incentive plans	908	219
Net cash provided by financing activities	908	93,239
Net decrease in cash, cash equivalents and restricted cash	(37,462)	(174,458)
Cash, cash equivalents and restricted cash at beginning of period	78,623	218,910
Cash, cash equivalents and restricted cash at end of period	$41,161	$44,452
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$11,341	$—
Property and equipment purchases accrued but not yet paid	$1,569	$246

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

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 12, 2019 (the "2018 Annual Report on Form 10-K"). The condensed consolidated Balance Sheet as of December 31, 2018 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2019, except as discussed below in the sections titled Leases and Recently Adopted Accounting Standards, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2018 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the Company had no off-balance sheet concentrations of credit risk.

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
Leases
The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases as of January 1, 2019. A determination is made as to whether an arrangement is a lease at inception. A right-of-use (“ROU”) asset and operating lease liability is recognized for identified operating leases in the condensed consolidated balance sheets.
ROU assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments due over the lease term, with the ROU assets adjusted for lease incentives received. When determining the present value of lease payments, the Company uses its incremental borrowing rate (“IBR”) on the date of lease commencement, or the rate implicit in the lease, if known. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed by management to be reasonably certain at lease inception.
Leases with an initial term of 12 months or less are not recorded on the balance sheet, unless they include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes lease expenses on a straight-line basis over the lease term. The Company has leases with lease and non-lease components, which the Company has elected to account for as a single lease component.
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

Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the SSP of identified performance obligations, which may include forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.

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
Recently Adopted Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU") No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The FASB issued further updates to this guidance in July 2018 through ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, in December 2018 through ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors and in March 2019 through ASU 2019-01 Leases (Topic 842): Codification Improvements. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach.
The Company has adopted this standard as of January 1, 2019 applying the optional transition method such that it is not required to adjust prior period presentations. ASU 2016-02 has impacted the Company’s condensed consolidated balance sheet as of March 31, 2019 as the Company has certain operating lease arrangements for which the Company is the lessee and one future operating lease arrangement for which the Company is the lessor. The Company has no financing leases. Management has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. The impact of adoption of the standard is that the Company has recognized a net ROU asset of $46.1 million and operating lease liability of approximately $71.3 million, as of January 1, 2019. The standard did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss and stockholders' equity.

2. Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$24,930	$—	$—	$24,930
Short-term marketable securities:
U.S. government treasuries	287,681	—	—	287,681
U.S. government agency securities	—	51,328	—	51,328
Corporate debt securities	—	69,678	—	69,678
Commercial paper	—	37,133	—	37,133
Long-term marketable securities:
U.S. government treasuries	81,526	—	—	81,526
Corporate debt securities	—	16,028	—	16,028
Foreign currency derivative contracts	—	26	—	26
Total	$394,137	$174,193	$—	$568,330
Liabilities:
Foreign currency derivative contracts	$—	$159	$—	$159
Total	$—	$159	$—	$159

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$42,225	$—	$—	$42,225
U.S. government treasuries	1,499	—	—	1,499
Commercial paper	—	9,979	—	9,979
Short-term marketable securities:
U.S. government treasuries	219,754	—	—	219,754
U.S. government agency securities	—	73,151	—	73,151
Corporate debt securities	—	71,675	—	71,675
Commercial paper	—	22,594	—	22,594
Long-term marketable securities:
U.S. government treasuries	117,131	—	—	117,131
U.S. government agency securities	—	1,977	—	1,977
Corporate debt securities	—	28,773	—	28,773
Foreign currency derivative contracts	—	14	—	14
Total	$380,609	$208,163	$—	$588,772
Liabilities:
Foreign currency derivative contracts	$—	$182	$—	$182
Total	$—	$182	$—	$182

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

There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2019 or 2018.
3. Cash and Marketable Securities
Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$39,661	$77,123	$44,001
Restricted cash included within other non-current assets	1,500	1,500	451
Total cash, cash equivalents, and restricted cash	$41,161	$78,623	$44,452
Marketable Securities
All marketable securities were considered available-for-sale at March 31, 2019 and December 31, 2018. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$287,665	$172	$(156)	$287,681
U.S. government agency securities	51,404	4	(80)	51,328
Corporate debt securities	69,764	7	(93)	69,678
Commercial paper	37,133	—	—	37,133
Total short-term marketable securities	445,966	183	(329)	445,820
Long-term marketable securities:
U.S. government treasuries	81,105	421	—	81,526
Corporate debt securities	15,971	57	—	16,028
Total long-term marketable securities	97,076	478	—	97,554
Total	$543,042	$661	$(329)	$543,374

	December 31, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$220,081	$29	$(356)	$219,754
U.S. government agency securities	73,373	—	(222)	73,151
Corporate debt securities	71,940	1	(266)	71,675
Commercial paper	22,594	—	—	22,594
Total short-term marketable securities	387,988	30	(844)	387,174
Long-term marketable securities:
U.S. government treasuries	116,878	329	(76)	117,131
U.S. government agency securities	1,975	2	—	1,977
Corporate debt securities	28,864	8	(99)	28,773
Total long-term marketable securities	147,717	339	(175)	147,881
Total	$535,705	$369	$(1,019)	$535,055

As of March 31, 2019 and December 31, 2018, some of the Company’s marketable securities were in an unrealized loss position. At each balance sheet date, the Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three months ended March 31, 2019 and 2018. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

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

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of March 31, 2019 (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	22	2,039	Apr. 2019 - Jan. 2020
British Pounds	27	3,982	Apr. 2019 - Feb. 2020
Swiss Francs	24	939	Apr. 2019 - Feb. 2020
Total	73
_________________________________________________
(1)  The notional amount represents the net amount of foreign currency that will be received upon maturity of the forward contracts.

The derivative liability balance of $0.2 million is recorded in Other current liabilities and the derivative asset balance of $25,675 is recorded in Prepaid assets and other current assets on the condensed consolidated balance sheet as of March 31, 2019. The net gain associated with the Company's derivative instruments of $19,287 is recognized in Interest and other income, net on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019.
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

Under the terms of the original F-star Collaboration Agreement, the Company could nominate up to three Fcab targets (“Accepted Fcab Targets”) within the first three years of the date of the F-star Collaboration Agreement. Upon entering into the F-star Collaboration Agreement, the Company had selected transferrin receptor (“TfR”) as the first Accepted Fcab Target and paid F-star Gamma an upfront fee of $5.5 million, which included selection of the first Accepted Fcab Target. In May 2018, the Company exercised its right to nominate two additional Fcab Targets and identified a second Accepted Fcab Target. The Company made a one-time payment of $6.0 million in aggregate for the two additional Accepted Fcab Targets and has extended the time period for its selection of the third Accepted Fcab Target until approximately the fourth anniversary of the date of the original F-star Collaboration Agreement.
The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase, with $18.3 million recorded in research and development expense in the year ended December 31, 2018. Further, since this transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration on the acquisition date. Contingent consideration is expected to be recognized in research and development expense in the future as incurred.
The Company was and continues to be responsible for certain research costs incurred by F-star Ltd in conducting activities under each agreed development plan, for up to 24 months. The first of the agreed development plans was completed during the year ended December 31, 2018, and the second commenced during the three months ended March 31, 2019. The Company recognized $0.2 million and $0.3 million of research and development expense related to the funding of F-star Ltd activities under these development plans during the three months ended March 31, 2019 and March 31, 2018, respectively.
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

Denali and Sanofi will jointly develop CNS Products pursuant to a global development plan. The Company will be responsible, at its own cost, for conducting Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. Denali will also conduct, at Sanofi’s cost, a Phase 1b trial for the lead CNS penetrant RIPK1 inhibitor, DNL747, for ALS. Sanofi will be responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and Denali funding 70% and 30% of such costs, respectively. The Company will have the ability to opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement, as further described below.
Sanofi will lead commercialization activities globally for CNS Products. The Company may elect to conduct certain co-commercialization activities outside of MS with respect to each CNS Product in the United States and/or China, provided that the cost-profit sharing provisions of the Sanofi Collaboration Agreement for the relevant CNS Product are still in effect, as further described below.
The Company may opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement for CNS Products in the United States and China on a CNS Product and country basis. Sanofi may also terminate Denali's cost-profit sharing provisions of the Sanofi Collaboration Agreement in its entirety if, following notice from Sanofi and a cure period, the Company fails to satisfy its cost-sharing obligations. After such an opt out by the Company or termination by Sanofi, Denali will no longer be obligated to share in the development and commercialization costs for the applicable CNS Products and Denali will not share in the applicable profits from such CNS Products. Instead, the Company will be entitled to receive tiered royalties on net sales of the applicable CNS Products in the relevant country (or countries). The royalty rates are percentages in the low double digits to mid-teens, but may increase to the mid-teens to low-twenties percentages for all countries in which Sanofi is paying royalties on the applicable CNS Products, if the Company has met certain co-funding thresholds at the time of its election or Sanofi’s termination of the Company's cost-profit sharing rights and obligations.
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
The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. The transaction price increased by $5.8 million from inception through March 31, 2019 as amounts due for costs incurred related to the Retained Activities were no longer constrained.

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
A contract liability of $3.8 million and $3.9 million is recorded on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively, which relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. There was a receivable of $3.4 million and $2.3 million at March 31, 2019 and December 31, 2018, respectively, associated with the Sanofi Collaboration Agreement.
In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.
Through March 31, 2019, Denali has not achieved any milestones and has no product sales recorded under the Sanofi Collaboration Agreement.
Takeda

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by Denali's blood-brain barrier ("BBB") delivery technology and intended for the treatment of neurodegenerative disorders. The programs were Denali’s ATV:BACE1/Tau and ATV: TREM2 programs, as well as a third identified discovery stage program. The Takeda Collaboration Agreement became effective in February 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied. In February 2019, the agreement was amended to replace ATV:BACE1/Tau with ATV:Tau. The amendment did not have a material impact to the condensed consolidated financial statements.

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

Under the Takeda Collaboration Agreement, Takeda paid a $40.0 million upfront payment, and may pay up to an aggregate of $25.0 million with respect to each program directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total. The upfront payment of $40.0 million was received in February 2018, as well as the first preclinical milestone payment of $5.0 million related to one of the programs.

If Takeda exercises its option with respect to a particular target, then Takeda will have the right to develop and commercialize, jointly with the Company, a specified number of biologic products enabled by its BBB delivery technology that were developed during the research period and which are directed to the relevant target. The Company will grant to Takeda a co-exclusive license under the intellectual property the Company controls related to those biologic products.

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

Pursuant to the terms of the Takeda Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with Takeda on January 3, 2018, pursuant to which Takeda purchased 4,214,559 shares of Denali’s common stock (the "Shares") for an aggregate purchase price of $110.0 million. The sale of the Shares closed on February 23, 2018. The fair market value of the common stock sold to Takeda was $94.4 million, based on the closing stock price of $22.40 on the date of issuance, resulting in a $15.6 million premium paid to the Company above the fair value of the Company's common stock which was credited to contract liability in the Company's condensed consolidated balance sheet.

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

The transaction price at inception included fixed consideration consisting of the upfront fee of $40.0 million, the $15.6 million premium on the sale of common stock, and the first preclinical milestone payment of $5.0 million. It also included variable consideration of $26.0 million relating to future milestones that were not constrained. The amount of variable consideration was estimated using the most likely amount method. In October 2018, the Company confirmed the first preclinical milestone was met for the second program, triggering a milestone payment of $5.0 million, which was received in November 2018. In December 2018, the Company confirmed the first preclinical milestone was met for the third program, triggering a milestone payment of $5.0 million, which was received in February 2019.

The remaining $44.0 million of preclinical milestones were considered constrained at the inception of the Takeda Collaboration Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Additionally, cost and profit sharing income, and the development and commercial milestones as outlined above, have not been considered given Takeda has not exercised its options for the development and commercial phases for any program. There was no change in the transaction price from inception through March 31, 2019. This will be reassessed at each reporting period.

The transaction price has been ascribed in its entirety to the three performance obligations identified in the research term of the Takeda Collaboration Agreement.

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue will be recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the three months ended March 31, 2019.

A contract liability of $64.2 million and $64.9 million is recorded on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively, which relate to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be several years.

Revenue recognized relating to future milestone payments of approximately $1.4 million, for which the Company concluded that it is probable that a significant reversal in the amount recognized will not occur, is presented net in the contract liability on the condensed consolidated balance sheet.

In assessing the Takeda Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations in the research period, estimating variable consideration, and estimating total future costs when using the input method.

Through March 31, 2019, Denali has recognized $15.0 million in milestones from Takeda and has not recorded any product sales under the Takeda Collaboration Agreement. There was no receivable as of March 31, 2019, and a receivable of $5.0 million as of December 31, 2018, related to the Takeda Collaboration Agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Takeda Collaboration Agreement(1)	$682	$641
Sanofi Collaboration Agreement
Alzheimer's Disease Services(1)	94	—
Retained Activities	3,429	—
Total Sanofi Collaboration Revenue	3,523	—
Total Collaboration Revenue	$4,205	$641
_________________________________________________
(1)     Amounts for the three months ended March 31, 2019 represent revenue recognized during the period that was included in the contract liability balance at the beginning of the period. There was no deferred revenue at the beginning of the period for the three months ended March 31, 2018.

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

To date, the Company has paid an upfront fee of $8.5 million and a technology transfer fee of $1.5 million, both of which were recorded as research and development expense in the year ended December 31, 2016, and the first clinical milestone of $2.5 million which was recorded as research and development expense in the year ended December 31, 2017.

The Company may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages, with the exact royalty rate dependent on various factors, including (i) whether the compound incorporated in the relevant licensed product is a Genentech-provided compound or a compound acquired or developed by the Company, (ii) the date a compound was first discovered, derived or optimized by the Company, (iii) the existence of patent rights covering the relevant licensed product in the relevant country, (iv) the existence of orphan drug exclusivity covering a licensed product that is a Genentech-provided compound and (v) the level of annual net sales of the relevant licensed product. The Company also has the right to credit a certain amount of its payments of third-party royalty and milestones against royalty and milestones payments owed to Genentech, up to a maximum reduction of fifty percent. The Company’s royalty payment obligations will expire on a country-by-country and licensed product-by-licensed product basis upon the later of (a) ten years after the first commercial sale of such licensed product in such country and (b) the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

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

8. Commitments and Contingencies
Lease Obligations

In September 2015, the Company entered into a non-cancelable operating lease for its former corporate headquarters comprising 38,109 of rentable square feet in a building in South San Francisco ("Former Headquarters Lease"). The Former Headquarters Lease commenced on August 1, 2016 with a lease term of eight years. The Former Headquarters Lease provided for monthly base rent amounts escalating over the term of the lease. In addition, the Former Headquarters Lease provided both a tenant improvement allowance (“TIA”) of up to $7.4 million, of which $1.9 million would be repaid to the landlord in the form of additional monthly rent with interest applied.

In May 2018, the Company entered into an amendment to the Former Headquarters Lease (the "Headquarters Lease Amendment") to relocate and expand its headquarters to 148,020 rentable square feet in a building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which was April 1, 2019 when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term. The Company did not believe this renewal was reasonably certain at lease inception.

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provides a TIA of up to $25.9 million, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. The Company will also be required to pay the operating expenses for the New Premises, such as taxes and insurance, which will be treated as variable lease payments.

All of the TIA under the Headquarters Lease Amendment has been utilized as of March 31, 2019, and as such the $25.9 million and has been recorded as leasehold improvements assets and an offset to the lease ROU asset on the condensed consolidated balance sheet as of March 31, 2019.  As of March 31, 2019, the carrying value of the ROU asset was $34.4 million and is separately stated on the condensed consolidated balance sheet.  The related current and non-current liabilities as of March 31, 2019 were $0.8 million and $71.4 million, respectively. The current and non-current lease liabilities are included in Other current liabilities and Operating lease liability, less current portion, respectively, in the condensed consolidated balance sheet.

Management was required to exercise judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease and for the Headquarters Lease Amendment, the discount rate used to determine the measurement of the lease liability. The discount rate used was 9.0%, which was management’s estimate of the Company’s incremental borrowing rate since the rate implicit in the lease was not known. To estimate the Company’s incremental borrowing rate, management considered observable debt yields of comparable market instruments, as well as benchmarks within the Headquarters Lease Amendment that may be indicative of the rate implicit in the lease.
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019, and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company will also pass through the sublessee’s portion of the operating expenses for the New Premises, such as taxes and insurance, which will be treated as variable sublease income.
Total operating lease costs, including variable and short term lease costs, were $2.3 million for the three months ended March 31, 2019. Rent expense including amortization of leasehold improvements was $0.4 million for the three months ended March 31, 2018.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2019, the weighted average remaining lease term is 10 years and the weighted average discount rate used to determine the operating lease liability was 9.0%. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $0.7 million and was included in Net cash (used in) provided by operating activities in our condensed Consolidated Statements of Cash Flows.
The following table reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of March 31, 2019 (in thousands):

Year Ending December 31:
2019	$4,785
2020	9,767
2021	10,386
2022	10,726
2023	11,078
2024 and later	64,399
Total undiscounted lease payments	111,141
Present value adjustment	(38,979)
Net operating lease liabilities	$72,162

The following table details the future undiscounted cash inflows relating to the Company's sublease as of March 31, 2019 (in thousands):

Year Ending December 31:
2019	$2,003
2020	2,842
2021	2,925
2022	3,009
2023	3,096
2024 and later	875
Total undiscounted sublease receipts	$14,750
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
As of March 31, 2019 and December 31, 2018, the Company had non-cancellable purchase orders for biological product development and manufacturing costs totaling $25.4 million and $24.7 million respectively. The activities under these purchase orders are expected to be completed by November 2024. During the three months ended March 31, 2019 and 2018, the Company incurred costs of $3.6 million and $0.1 million, respectively, and made payments of $2.6 million and $0.1 million, respectively, for the development and manufacturing services rendered under the agreement. As of March 31, 2019 and December 31, 2018, the Company had total non-refundable purchase commitments of $12.3 million and $14.0 million, respectively, under the DMSA.
9. Stock-Based Awards
2017 Equity Incentive Plan

In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which initially reserved approximately 6.4 million shares of common stock for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. The 2017 Plan provides that the number of shares reserved and available for issuance under the 2017 Plan will automatically increase each January 1, beginning on January 1, 2019, by the least of (i) 10.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2019, the number of common stock available for issuance under the 2017 Plan was increased by approximately 4.8 million as a result of this automatic increase provision.

Awards granted under the 2017 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value of the Company's common stock on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms.
2015 Stock Incentive Plan

 In May 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which as amended, reserved approximately 8.3 million shares of common stock for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. Awards granted under the 2015 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value of the Company's common stock on the day of grant. For all stock options granted between August 2015 and February 2016 with an exercise price of $0.68, a deemed fair value of $1.20 per share was used in calculating stock-based compensation expense, which was determined using management hindsight. Options granted typically vest over a four-year period but may be granted with different vesting terms.

Upon adoption of the 2017 Plan, no new awards or grants are permitted under the 2015 Plan, and the approximately 0.2 million shares that were then unissued and available for future award under the 2015 Plan became available under the 2017 Plan. The 2015 Plan will continue to govern restricted stock awards and option awards previously granted thereunder.
As of March 31, 2019 there were approximately 4.1 million shares available for the Company to grant under the 2017 Plan.
Stock Option Activity

The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	9,612,652	$10.49	8.20	$97,804
Options granted	2,745,750	11.60
Options exercised	(199,503)	4.55
Options forfeited	(133,273)	16.11
Balance at March 31, 2019	12,025,626	$12.29	8.39	$131,473
Options vested and expected to vest at March 31, 2019	10,280,894	$14.26	8.73	$92,147
Options exercisable at March 31, 2019	2,797,873	$8.74	7.76	$40,509

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $3.3 million and $1.3 million for the three months ended March 31, 2019, and 2018, respectively. During the three months ended March 31, 2019 and 2018, the weighted-average grant-date fair value of the vested options was $11.82 and $2.90 per share, respectively. The weighted-average grant date fair value of all options granted during the three months ended March 31, 2019 and 2018 was $11.60 and $16.36 per share, respectively.
Stock Options Granted to Employees with Service-Based Vesting

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	6.08	6.08
Volatility	69.3% - 69.4%	86.0% - 87.5%
Risk-free interest rate	2.5% - 2.6%	2.6% - 2.7%
Dividend yield	—	—

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
Performance and Market Contingent Stock Options Granted to Employees

In August and November 2015, the Board of Directors granted approximately 1.6 million and 0.1 million shares of performance- and market- contingent awards to members of the senior management team, respectively. These awards have an exercise price of $0.68 per share.

These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. By definition, the market condition in these awards can only be achieved after the performance condition of a liquidity event has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the milestones are not achieved by the specified timelines, such vesting award will terminate and no longer be exercisable with respect to that portion of the shares. The maximum potential expense associated with the performance- and market- contingent awards is $6.2 million, $5.8 million and $0.4 million of general and administrative and research and development expense, respectively, if all of the performance and market conditions are achieved as stated in the option agreement. Through March 31, 2019, the Company continues to believe that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

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
Stock Options Granted to Non-Employees with Service-Based Vesting Valuation Assumptions

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. Prior to the adoption of ASU 2018-07 during the third quarter of 2018, the unvested options granted to non-employees were revalued using the Company's estimate of fair value on each reporting date. Subsequent to the adoption of ASU 2018-07, existing stock options granted to non-employees will no longer be revalued, and the estimated fair value of new stock options granted to non-employees will be calculated on the date of grant and not remeasured, similar to stock options granted to employees. No stock options were granted to non-employees during the three months ended March 31, 2019.

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
Aggregated information regarding RSAs and RSUs granted under the Plan for the three months ended March 31, 2019 is summarized below:

	Share Awards & Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2018	503,243	$4.86
Granted	376,359	18.27
Vested and released	(348,893)	0.18
Forfeited	(6,350)	19.04
Unvested at March 31, 2019	524,359	$17.47
Expected to vest - March 31, 2019	524,359	$17.47
Employee Stock Purchase Plan

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which initially reserved $1.0 million shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2017 ESPP provides that the number of shares reserved and available for issuance under the 2017 ESPP will automatically increase each January 1, beginning on January 1, 2019, by the least of (i) 2.0 million shares, (ii) 1% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2019, the number of common stock available for issuance under the 2017 ESPP was increased by approximately 1.0 million shares as a result of this automatic increase provision.

Under the 2017 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The 2017 ESPP provides for consecutive, overlapping 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 31 or November 30 of each year. Contributions under the 2017 ESPP are limited to a maximum of 15% of an employee's eligible compensation. During the three months ended March 31, 2018 and 2018, no shares of common stock were issued under the 2017 ESPP.
Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$3,982	$1,686
General and administrative	2,892	1,239
Total	$6,874	$2,925

As of March 31, 2019, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $88.0 million. The weighted-average periods over which such stock-based compensation expense will be recognized is approximately 3.2 years.
10. Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2019	2018
Options issued and outstanding and ESPP shares issuable	12,202,568	9,243,112
Restricted shares subject to future vesting	524,359	1,575,204
Early exercised common stock subject to future vesting	88,550	276,047
Total	12,815,477	11,094,363

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q.

Forward-looking statements include, but are not limited to, statements about:

•the success, cost and timing of our development activities, preclinical studies and clinical trials, including the enrollment in such trials, and in particular the development of our blood-brain barrier (“BBB”) platform technology, core programs and biomarkers;

•the extent to which any dosing limitations that we have been subject to, and/or may be subject to in the future, may affect the success of our product candidates;

•the impact of preclinical findings on our ability to achieve exposures of our product candidates that allow us to explore a robust pharmacodynamic range of these candidates in humans;

•the expected potential benefits and potential revenue resulting from strategic collaborations with third-parties and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

•future agreements with third-parties in connection with the commercialization of our product candidates;

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

•our potential plans and ability to develop our own manufacturing facilities;

•the pricing and reimbursement of our product candidates, if approved and commercialized;

•the success of competing products or platform technologies that are or may become available;

•our ability to attract and retain key managerial, scientific and medical personnel;

•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•our ability to enhance operational, financial and information management systems;

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

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development, including two programs in patient studies, two programs in IND-enabling studies, and eight additional programs in various stages of preclinical development.

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

Key operational and financing milestones in 2019 to date include:

•In December 2018, we confirmed that the first preclinical milestone was met for the third program under the Takeda Collaboration Agreement, triggering a milestone payment of $5.0 million, which we received in February 2019;

•In January 2019, we announced, in collaboration with our partner Sanofi, the first patient dosed in our Phase 1b study of DNL747 in ALS patients, and in February 2019, we announced the first patient dosed in our Phase 1b study of DNL747 in Alzheimer's disease patients;

•In February 2019, DNL310 (ETV:IDS), indicated to treat mucopolysaccharidosis type II ("MPS II") or Hunter Syndrome patients was granted orphan drug designation and rare pediatric disease designation by the FDA. DNL310 utilizes Denali’s proprietary enzyme transport vehicle (ETV) to bring IDS across the blood-brain barrier and into the brain. We plan to file a CTA or IND for this program in late 2019; and

•In April 2019, we completed our move to our new headquarters location.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, and the proceeds from our IPO and payments received from our collaboration agreements with Takeda and Sanofi.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $39.0 million and $23.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $266.9 million. We expect to continue to incur significant expenses and operating losses as we advance our LRRK2 and RIPK1 programs through patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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
Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and BBB platform technology include:

•external research and development expenses, including:

•expenses incurred under arrangements with third parties, such as contract research organizations ("CROs"), preclinical testing organizations, contract manufacturing organizations ("CMOs"), academic and non-profit institutions and consultants;

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
Results of Operations
Comparison of the three months ended March 31, 2019 and 2018

The following tables set forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Collaboration revenue	$4,205	$641	$3,564	*	%
Operating expenses:
Research and development	37,403	20,819	16,584	80
General and administrative	9,310	5,570	3,740	67
Total operating expenses	46,713	26,389	20,324	77
Loss from operations	(42,508)	(25,748)	(16,760)	65
Interest and other income, net	3,516	2,070	1,446	70
Net loss	$(38,992)	$(23,678)	$(15,314)	65%
__________________________________________________
*  Percentage is not meaningful.

Collaboration Revenue. Collaboration Revenue was $4.2 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. The increase was due to $3.5 million of revenue recognized under our Sanofi Collaboration Agreement.

Research and development expenses. Research and development expenses were $37.4 million for the three months ended March 31, 2019, compared to $20.8 million for the three months ended March 31, 2018.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended March 31,
	2019	2018
LRRK2 program external expenses	$4,162	$3,208
RIPK1 program external expenses	3,200	1,853
BBB platform external expenses	338	651
Other external research and development expenses	9,464	3,550
Personnel-related expenses (1)	13,075	7,740
Other unallocated research and development expenses	7,164	3,817
Total research and development expenses	$37,403	$20,819
__________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $4.0 million for the three months ended March 31, 2019, and $1.7 million for the three months ended March 31, 2018, reflecting an increase of $2.3 million.

The increase in total research and development expenses of $16.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to a $5.3 million increase in personnel-related expenses, consisting of a $3.0 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $2.3 million increase in stock-based compensation expense attributable to new option grants and an increase in our research and development headcount. Further, there was a $5.9 million increase in other external research and development expenses, which reflects our increased investment in growing and developing our pipeline, and an increase in other unallocated research and development expenses of $3.3 million, which was primarily due to an increase in facilities related expenses of $2.9 million primarily due to rent expense associated with the new headquarters lease. There was also an increase of $1.3 million in RIPK1 program external expenses, and an increase of $1.0 million in LRRK2 program expenses, both of which are due to progression of molecules within these programs from Phase 1 to Phase 1b trials.

General and administrative expenses. General and administrative expenses were $9.3 million for the three months ended March 31, 2019 compared to $5.6 million for the three months ended March 31, 2018, including stock-based compensation expense of $2.9 million and $1.2 million in the three months ended March 31, 2019 and 2018, respectively. The increase of approximately $3.7 million was primarily attributable to the $1.7 million increase in stock-based compensation expense mainly attributable to new option grants and an increase in our general and administrative headcount, a $0.6 million increase in facilities related expenses due to rent expense associated with the new headquarters lease, a $0.6 million increase in other personnel-related expenses due to an increase in our general and administrative headcount, and a $0.3 million increase in legal expenses and other professional services to support our ongoing operations as a public company.

Interest and other income, net. Interest and other income, net was $3.5 million for the three months ended March 31, 2019 compared to $2.1 million for the three months ended March 31, 2018. The increase of $1.4 million reflects that the marketable securities balances were higher in 2019 than in 2018, and increased interest rates on marketable securities in our portfolio for the three months ended March 31, 2019.

Liquidity and Capital Resources
Sources of Liquidity

We have funded our operations primarily from the issuance and sale of convertible preferred stock, proceeds from our IPO and payments received from our collaboration agreements with Takeda and Sanofi. In December 2017, we completed our IPO pursuant to which we issued 15,972,221 shares of our common stock, including 2,083,333 shares sold pursuant the underwriters' full exercise of their option to purchase additional shares, at a price of $18.00 per share. We received $264.3 million from our IPO, net of underwriting discounts and commissions, and offering expenses incurred by us.

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

In November 2018, pursuant to the Sanofi Collaboration Agreement, we received an upfront payment of $125.0 million, and we received a further payment of $2.3 million in March 2019 for performance of Retained Activities.

As of March 31, 2019, we had cash, cash equivalents and marketable securities in the amount of $583.0 million.
Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, either will occur.

We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we expand our research and development activities and continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. Further, we expect general and administrative expenses to increase as we will now incur additional costs associated with operating as a public company. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $266.9 million through March 31, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(30,323)	$33,577
Net cash used in investing activities	(8,047)	(301,274)
Net cash provided by financing activities	908	93,239
Net decrease in cash, cash equivalents and restricted cash	$(37,462)	$(174,458)

Net Cash (Used In) Provided By Operating Activities

During the three months ended March 31, 2019, cash used in operating activities was $30.3 million, which consisted of a net loss of $39.0 million, adjusted by non-cash expenses of $9.4 million and cash provided by changes in our operating assets and liabilities of $0.6 million. The non-cash expenses consisted primarily of stock-based compensation expense of $6.9 million, depreciation expense of $2.4 million and non-cash rent expense of $1.3 million, partially offset by net amortization of premiums and discounts on marketable securities of $1.3 million. The change in our operating assets and liabilities was primarily due to a decrease of $4.6 million in accrued and other current liabilities primarily attributable to the payout of the employee bonuses during the first quarter of 2019 which were accrued in December 2018, and a decrease of $0.8 million in contract liabilities due to revenue recognized related to the Takeda Collaboration Agreement and Sanofi Collaboration Agreement, partially offset by a decrease of $2.8 million in prepaid expenses and other assets, and an increase in accounts payable of $2.0 million.

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
Net Cash Used In Investing Activities

During the three months ended March 31, 2019, cash used in investing activities was $8.0 million, which consisted of $109.8 million of purchases of marketable securities and $2.0 million of capital expenditures to purchase property and equipment, partially offset by $103.8 million in proceeds from the maturity of marketable securities.

During the three months ended March 31, 2018, cash used in investing activities was $301.3 million, which consisted of $328.0 million of purchases of marketable securities and $0.5 million of capital expenditures to purchase property and equipment, partially offset by $27.3 million in proceeds from the maturity of marketable securities.
Net Cash Provided By Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities was $0.9 million, which consisted entirely of proceeds from the exercise of options to purchase common stock.

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
Contractual Obligations and Commitments

In May 2018, we entered into an amendment to our headquarters lease (the "Headquarters Lease Amendment") to relocate and expand our headquarters to 148,020 rentable square feet in a building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which was April 1, 2019 when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date on which we obtained control over the property. We have an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term.

Under the terms of the Headquarters Lease Amendment, we were required to increase the security deposit of $0.5 million to $1.5 million. The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provides a tenant improvement allowance of up to $25.9 million, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. We are also required to pay the operating expenses for the New Premises, such as taxes and insurance.

Effective September 2017, we entered into a Development and Manufacturing Services Agreement, as amended ("DMSA") with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. Under the DMSA, we will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of our antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the Lonza agreement will expire on September 6, 2022.

As of March 31, 2019 and December 31, 2018, we had non-cancellable purchase orders for biological product development and manufacturing costs totaling $25.4 million and $24.7 million respectively. The activities under these purchase orders are expected to be completed by November 2024. During the three months ended March 31, 2019 and 2018, we incurred costs of $3.6 million and $0.1 million, respectively, and made payments of $2.6 million and $0.1 million, respectively, for the development and manufacturing services rendered under the agreement. As of March 31, 2019 and December 31, 2018, we had total non-refundable purchase commitments of $12.3 million and $14.0 million, respectively, under the DMSA.

Other than those detailed above, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 12, 2019.

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

Other than the updated leases accounting policy included below, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 12, 2019.

Leases

We make a determination as to whether an arrangement is a lease at inception. We recognize a right-of-use (“ROU”) asset and operating lease liability for identified operating leases in the condensed consolidated balance sheets.

ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease ROU assets and liabilities at commencement date based on the present value of lease payments due over the lease term, with the ROU assets adjusted for lease incentives received. When determining the present value of lease payments, we use our incremental borrowing rate (“IBR”) on the date of lease commencement, or the rate implicit in the lease, if known. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception.

We do not include leases with an initial term of 12 months or less on the balance sheet, unless they include an option to purchase the underlying asset which is reasonably certain of exercise. We recognize lease expenses on a straight-line basis over the lease term. We have leases with lease and non-lease components, which we have elected to account for as a single lease component.
Recent Accounting Pronouncements

Except as described in Note 1 to the condensed consolidated financial statements under the headings “Recently Issued Accounting Pronouncements” and "Recently Adopted Accounting Pronouncements", there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 12, 2019, that are of significance or potential significance to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $583.0 million as of March 31, 2019, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of March 31, 2019, we had open forward foreign currency exchange contracts with notional amounts of $8.6 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at March 31, 2019 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.9 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock. The risk factors set forth below are substantially the same as the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2019.
Risks Related to Our Business, Financial Condition and Capital Requirements
We are in the early stages of clinical drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are an early clinical-stage biopharmaceutical company with a very limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and amyotrophic lateral sclerosis ("ALS"). We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 1 clinical trials for our LRRK2 and RIPK1 programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including net losses of $39.0 million and $23.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $266.9 million.

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

As of March 31, 2019, we had $583.0 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have never completed a clinical development program. In the past two years, we have discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. We currently have one product candidate, DNL201, in a Phase 1b clinical study in Parkinson's disease patients with and without the genetic LRRK2 mutation, one product candidate, DNL747, in Phase 1b clinical studies in ALS and Alzheimer's disease patients, and one product candidate, DNL151, in a Phase 1 clinical trial in healthy volunteers. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver test abnormalities in some clinical trial healthy volunteer participants. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

Our most advanced product candidates, DNL201, DNL747 and DNL151 are currently our only clinical stage product candidates. DNL201 and DNL747 progressed to Phase 1b trials in patients in 2018, and DNL151 is in a Phase 1 trial in healthy volunteers. In trials to date, all three molecules have been well tolerated. Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL201, DNL747 and/or DNL151 and could lead to delays and/or termination of the development of these product candidates.

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

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union General Data Protection Regulation, or GDPR, which became fully effective on May 25, 2018, imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues.  Additionally, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. The GDPR, CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials.  We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations.  It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

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

We may be unable to establish any further agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•the possible breach of the manufacturing agreement by the third-party;

•the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us;

•reliance on the third-party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of March 31, 2019, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we do not own or in-license any issued United States patents covering the composition of matter of the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or any issued United States patents that cover the composition of matter of antibodies or enzymes being developed in our TREM2, aSyn, Tau or IDS core programs. We have filed or intend to file patent applications on these aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, core programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. For example, we currently, and may in the future, co-own certain patents and patent applications relating to our BBB platform technology with F-star. In addition, certain of our licensors co-own the patents and patent applications we in-license with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patents and patent applications are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patents and patent applications, who are not parties to our license agreements.  If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patents or patent applications or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects.
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

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, our license to certain intellectual property owned by Genentech is subject to certain research rights Genentech granted to third parties prior to our license agreement. In addition, certain of our in-licensed intellectual property relating to RIPK1 was funded in part by the U.S. government. As a result, the U.S. government may have certain rights to such intellectual property. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third-party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations and growth prospects.
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

In addition, each of our license agreements, and we expect our future agreements, will impose various development, diligence, commercialization, and other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates or of our current BBB platform technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our BBB platform technology, product candidates or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

If we or one of our licensors initiated legal proceedings against a third-party to enforce a patent covering our BBB platform technology, product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our BBB platform technology, product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third-party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our BBB platform technology, product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and growth prospects.
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

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants as well as train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be materially and adversely harmed.

We may not be successful in obtaining, through acquisitions, in-licenses or otherwise, necessary rights to our BBB platform technology, product candidates or other technologies.

We currently have rights to intellectual property, through licenses from third-parties, to identify and develop our BBB platform technology and product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of neurodegeneration and BBB technology and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third-parties for certain BBB technologies that we are evaluating for use with our current or future product candidates. In addition, with respect to any patents we co-own with third-parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third-parties that we identify as necessary for our current or future product candidates and our BBB platform technology. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

The field of discovering treatments for neurodegenerative diseases, especially using BBB technology, is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third-party, intellectual property and proprietary rights in the future.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to BBB technology and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our BBB platform technology, product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our BBB platform technology, product candidates and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third-party, for example, a competitor in the fields in which we are developing our BBB platform technology, product candidates, and other technologies might assert are infringed by our current or future BBB platform technology, product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our BBB platform technology, product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our BBB platform technology, product candidates or other technologies, could be found to be infringed by our BBB platform technology, product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our BBB platform technology, product candidates or other technologies may infringe.

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

Engaging in litigation to defend against third parties alleging that we have infringed, misappropriated or otherwise violated their patents or other intellectual property rights is very expensive, particularly for a company of our size, and time-consuming. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings against us could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations or growth prospects.
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

•the patents of others may harm our business; and

•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.
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

As of March 31, 2019, we had over 200 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks or information security breaches that could compromise the confidentiality, integrity, and availability of such systems and data, and affect our reputation

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. Although to our knowledge we have not experienced any such material system failure or security breach to date, if a breakdown, cyberattack or other information security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, including data related to our personnel, we could incur liability and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss or disclosure of critical or sensitive data, which could result in financial, legal, business or reputational harm to us.
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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  On March 12, 2019, we filed a shelf registration statement on Form S-3 (File No. 333-230232) with the Securities and Exchange Commission, which became effective upon filing. The shelf registration allows us to sell, from time to time, an unspecified number of shares of common stock; shares of preferred stock; debt securities; warrants to purchase shares of common stock, preferred stock, or other securities; purchase contracts; and units representing two or more of the foregoing securities. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of March 31, 2019, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

DENALI THERAPEUTICS INC.

Date:	May 8, 2019	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2019	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)