Form 10-Q
period 2019-06-30
Denali Therapeutics Inc.
filed 2019-08-06
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of July 31, 2019 was 95,841,615.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$62,936	$77,123
Short-term marketable securities	415,667	387,174
Prepaid expenses and other current assets	17,378	16,539
Total current assets	495,981	480,836
Long-term marketable securities	55,832	147,881
Property and equipment, net	47,195	25,162
Operating lease right-of-use asset	34,647	—
Other non-current assets	3,949	8,105
Total assets	$637,604	$661,984
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,931	$1,891
Accrued liabilities	13,793	8,520
Accrued compensation	4,092	9,952
Contract liabilities	22,598	11,427
Other current liabilities	2,135	996
Total current liabilities	46,549	32,786
Contract liabilities, less current portion	44,563	57,350
Operating lease liability, less current portion	70,911	—
Deferred rent, less current portion	—	24,532
Other non-current liabilities	408	471
Total liabilities	162,431	115,139
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 95,656,896 shares and 94,662,435 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,283	1,273
Additional paid-in capital	798,277	774,158
Accumulated other comprehensive income (loss)	879	(649)
Accumulated deficit	(325,266)	(227,937)
Total stockholders' equity	475,173	546,845
Total liabilities and stockholders’ equity	$637,604	$661,984

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$4,197	$1,648	$8,402	$2,289
Operating expenses:
Research and development	51,884	52,134	89,287	72,953
General and administrative	15,076	6,896	24,386	12,466
Total operating expenses	66,960	59,030	113,673	85,419
Loss from operations	(62,763)	(57,382)	(105,271)	(83,130)
Interest and other income, net	4,113	2,658	7,629	4,728
Loss before income taxes	(58,650)	(54,724)	(97,642)	(78,402)
Income tax benefit	313	—	313	—
Net loss	(58,337)	(54,724)	(97,329)	(78,402)
Other comprehensive income (loss):
Net unrealized income (loss) on marketable securities, net of tax	547	(206)	1,528	(1,125)
Comprehensive loss	$(57,790)	$(54,930)	$(95,801)	$(79,527)
Net loss per share, basic and diluted	$(0.61)	$(0.59)	$(1.02)	$(0.86)
Weighted average number of shares outstanding, basic and diluted	95,495,497	92,899,524	95,241,412	91,239,274

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	94,662,435	$1,273	$774,158	$(649)	$(227,937)	$546,845
Issuances under equity incentive plans	547,124	5	3,472	—	—	3,477
Vesting of early exercised common stock	93,752	2	62	—	—	64
Vesting of restricted stock awards	353,585	3	(3)	—	—	—
Stock-based compensation	—	—	20,588	—	—	20,588
Net loss	—	—	—	—	(97,329)	(97,329)
Other comprehensive income	—	—	—	1,528	—	1,528
Balance at June 30, 2019	95,656,896	$1,283	$798,277	$879	$(325,266)	$475,173

Balance at March 31, 2019	95,257,705	$1,279	$781,966	$332	$(266,929)	$516,648
Issuances under equity incentive plans	347,621	3	2,566	—	—	2,569
Vesting of early exercised common stock	46,878	1	31	—	—	32
Vesting of restricted stock awards	4,692	—	—	—	—	—
Stock-based compensation	—	—	13,714	—	—	13,714
Net loss	—	—	—	—	(58,337)	(58,337)
Other comprehensive income	—	—	—	547	—	547
Balance at June 30, 2019	95,656,896	$1,283	$798,277	$879	$(325,266)	$475,173

Balance at December 31, 2017	87,480,362	$1,201	$656,660	$(368)	$(191,697)	$465,796
Issuance of common stock in connection with the Takeda Collaboration Agreement	4,214,559	42	94,364	—	—	94,406
Issuances under equity incentive plans	360,409	3	1,649	—	—	1,652
Vesting of early exercised common stock	140,624	2	308	—	—	310
Vesting of restricted stock awards	1,125,791	11	(11)	—	—	—
Stock-based compensation	—	—	7,635	—	—	7,635
Net loss	—	—	—	—	(78,402)	(78,402)
Other comprehensive loss	—	—	—	(1,125)	—	(1,125)
Balance at June 30, 2018	93,321,745	$1,259	$760,605	$(1,493)	$(270,099)	$490,272

Balance at March 31, 2018	92,588,989	$1,252	$754,438	$(1,287)	$(215,375)	$539,028
Issuances under equity incentive plans	278,674	2	1,431	—	—	1,433
Vesting of early exercised common stock	46,875	1	30	—	—	31
Vesting of restricted stock awards	407,207	4	(4)	—	—	—
Stock-based compensation	—	—	4,710	—	—	4,710
Net loss	—	—	—	—	(54,724)	(54,724)
Other comprehensive loss	—	—	—	(206)	—	(206)
Balance at June 30, 2018	93,321,745	$1,259	$760,605	$(1,493)	$(270,099)	$490,272

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(97,329)	$(78,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,046	2,709
Stock–based compensation expense	20,588	7,635
Net amortization of discounts on marketable securities	(2,734)	(1,092)
Non-cash rent expense	1,740	(1,339)
Gain on disposal of property and equipment	—	(36)
Other non-cash items	(313)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,704	(1,718)
Accounts payable	1,303	7,094
Accrued and other current liabilities	(1,887)	(1,403)
Contract liabilities	(1,616)	58,305
Net cash used in operating activities	(73,498)	(8,247)
Investing activities
Purchases of marketable securities	(144,029)	(361,686)
Purchases of property and equipment	(12,299)	(1,109)
Maturities of marketable securities	212,162	92,049
Net cash provided by (used in) investing activities	55,834	(270,746)
Financing activities
Payments of issuance costs related to issuance of common stock	—	(1,342)
Payments of issuance costs related to issuance of preferred stock	—	(44)
Issuance of common stock in connection with the Takeda Collaboration Agreement	—	94,406
Proceeds from exercise of awards under equity incentive plans	3,477	1,651
Net cash provided by financing activities	3,477	94,671
Net decrease in cash, cash equivalents and restricted cash	(14,187)	(184,322)
Cash, cash equivalents and restricted cash at beginning of period	78,623	218,910
Cash, cash equivalents and restricted cash at end of period	$64,436	$34,588
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$11,341	$—
Property and equipment purchases accrued but not yet paid	$2,162	$—

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

During the six months ended June 30, 2019, except as discussed below in the sections titled Leases and Recently Adopted Accounting Standards, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2018 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the Company had no off-balance sheet concentrations of credit risk.

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
Leases
The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases as of January 1, 2019. A determination is made as to whether an arrangement is a lease at inception. A right-of-use (“ROU”) asset and operating lease liability is recognized for identified operating leases in the condensed consolidated balance sheet.
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

Income Taxes
Intraperiod tax allocation rules require allocation of the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. A related tax benefit is then recorded in continuing operations.
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
Recently Adopted Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The FASB issued further updates to this guidance in July 2018 through ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, in December 2018 through ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors and in March 2019 through ASU 2019-01 Leases (Topic 842): Codification Improvements. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach.
The Company has adopted this standard as of January 1, 2019, applying the optional transition method such that it is not required to adjust prior period presentations. ASU 2016-02 has impacted the Company’s condensed consolidated balance sheet as the Company has certain operating lease arrangements for which the Company is the lessee and one operating lease arrangement for which the Company is the lessor. The Company has no financing leases. Management has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. The impact of adoption of the standard is that the Company as of January 1, 2019 recognized a ROU asset of $46.1 million and operating lease liability of $71.3 million. The standard did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss and stockholders' equity.

2. Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$36,180	$—	$—	$36,180
Short-term marketable securities:
U.S. government treasuries	273,103	—	—	273,103
U.S. government agency securities	—	28,957	—	28,957
Corporate debt securities	—	78,950	—	78,950
Commercial paper	—	34,657	—	34,657
Long-term marketable securities:
U.S. government treasuries	45,794	—	—	45,794
Corporate debt securities	—	10,038	—	10,038
Foreign currency derivative contracts	—	16	—	16
Total	$355,077	$152,618	$—	$507,695
Liabilities:
Foreign currency derivative contracts	$—	$155	$—	$155
Total	$—	$155	$—	$155

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$42,225	$—	$—	$42,225
U.S. government treasuries	1,499	—	—	1,499
Commercial paper	—	9,979	—	9,979
Short-term marketable securities:
U.S. government treasuries	219,754	—	—	219,754
U.S. government agency securities	—	73,151	—	73,151
Corporate debt securities	—	71,675	—	71,675
Commercial paper	—	22,594	—	22,594
Long-term marketable securities:
U.S. government treasuries	117,131	—	—	117,131
U.S. government agency securities	—	1,977	—	1,977
Corporate debt securities	—	28,773	—	28,773
Foreign currency derivative contracts	—	14	—	14
Total	$380,609	$208,163	$—	$588,772
Liabilities:
Foreign currency derivative contracts	$—	$182	$—	$182
Total	$—	$182	$—	$182

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

There were no transfers of assets or liabilities between the fair value measurement levels during the three and six months ended June 30, 2019 or 2018.
3. Cash and Marketable Securities
Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$62,936	$77,123	$33,088
Restricted cash included within other non-current assets	1,500	1,500	1,500
Total cash, cash equivalents, and restricted cash	$64,436	$78,623	$34,588
Marketable securities
All marketable securities were considered available-for-sale at June 30, 2019 and December 31, 2018. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$272,540	$568	$(5)	$273,103
U.S. government agency securities	28,960	7	(10)	28,957
Corporate debt securities	78,842	122	(14)	78,950
Commercial paper	34,657	—	—	34,657
Total short-term marketable securities	414,999	697	(29)	415,667
Long-term marketable securities:
U.S. government treasuries	45,339	455	—	45,794
Corporate debt securities	9,968	70	—	10,038
Total long-term marketable securities	55,307	525	—	55,832
Total	$470,306	$1,222	$(29)	$471,499

	December 31, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$220,081	$29	$(356)	$219,754
U.S. government agency securities	73,373	—	(222)	73,151
Corporate debt securities	71,940	1	(266)	71,675
Commercial paper	22,594	—	—	22,594
Total short-term marketable securities	387,988	30	(844)	387,174
Long-term marketable securities:
U.S. government treasuries	116,878	329	(76)	117,131
U.S. government agency securities	1,975	2	—	1,977
Corporate debt securities	28,864	8	(99)	28,773
Total long-term marketable securities	147,717	339	(175)	147,881
Total	$535,705	$369	$(1,019)	$535,055

As of June 30, 2019, some of the Company’s marketable securities were in an unrealized loss position. At each balance sheet date, the Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three and six months ended June 30, 2019 and 2018. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

The Company recorded unrealized gains on marketable securities in other comprehensive income during the three and six months ended June 30, 2019. There were no unrealized gains in other comprehensive income during the three and six months ended June 30, 2018. As a result, the Company recorded a tax benefit of $0.3 million for the three and six months ended June 30, 2019 on the condensed consolidated statements of operations and a corresponding tax charge in other comprehensive income of $0.3 million. There was no tax benefit recorded for the three and six months ended June 30, 2018 on the condensed consolidated statements of operations and comprehensive loss.

All of the Company’s marketable securities have an effective maturity of less than two years.
4. Derivative Financial Instruments
Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company’s forecasted cash flows being denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound, and Swiss Franc. The derivative instruments the Company uses to hedge this exposure are not designated as cash flow hedges, and as a result, changes in their fair value are recorded in Interest and other income, net, on the Company's condensed consolidated statements of operations and comprehensive loss.

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

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of June 30, 2019 (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	19	2,776	Jul. 2019 - May 2020
British Pounds	21	3,181	Jul. 2019 - May 2020
Swiss Francs	18	703	Jul. 2019 - Feb 2020
Total	58
_________________________________________________
(1)  The notional amount represents the net amount of foreign currency that will be received upon maturity of the forward contracts.

The derivative liability balance of $0.2 million is recorded in Other current liabilities on the condensed consolidated balance sheet as of both June 30, 2019 and December 31, 2018. The derivative asset balance of $15,682 and $13,669 is recorded in Prepaid assets and other current assets on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively. The net loss associated with the Company's derivative instruments of $7,320 and gain of $11,967 is recognized in Interest and other income, net on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2019, respectively, and a net loss of $31,952 was recognized in Interest and other income, net on the condensed consolidated statement of operations and comprehensive loss for both the three and six months ended June 30, 2018.
5. Acquisition
In August 2016, the Company entered into a License and Collaboration Agreement (“F-star Collaboration Agreement”) with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-Und Entwicklungsges M.B.H ("F-star GmbH") and F-star Biotechnology Limited ("F-star Ltd") (collectively, “F-star”) to leverage F-star’s modular antibody technology and the Company’s expertise in the development of therapies for neurodegenerative diseases. Under the F-star Collaboration Agreement, the Company has made payments to F-star totaling $11.5 million. In connection with the entry into the F-star Collaboration Agreement, the Company also purchased an option for an upfront option fee of $0.5 million (the “buy-out-option”), to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement (the “Option Agreement”).

In May 2018, the Company exercised the Option Agreement and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which the Company acquired all of the outstanding shares of F-star Gamma (the “Acquisition”).

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and the Company changed the entity’s name to Denali BBB Holding Limited. In addition, the Company became a direct licensee of certain intellectual property of F-star Ltd by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”). The Company made initial exercise payments under the Purchase Agreement and the F-star Gamma License, in the aggregate, of $17.8 million. In addition, the Company is required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. The amount of the contingent payments will vary based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by the Company or solely by F-star or jointly by the Company and F-star. In June 2019, the Company made a payment of $1.5 million to F-star Ltd upon the achievement of a specified preclinical milestone in the Company's ETV:IDS program.

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. The Company recognized $1.5 million of contingent consideration as research and development expense during the three and six months ended June 30, 2019 and $18.3 million of upfront consideration as research and development expense in the three and six months ended June 30, 2018. As the transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration on the acquisition date. Further future contingent consideration is expected to be recognized in research and development expense as incurred.
Under the F-star Collaboration Agreement, the Company is responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. The Company's responsibility for research costs under the first development plan related to an Fcab that targets the transferrin receptor was completed during the year ended December 31, 2018. The responsibility for costs under the second development plan related to an undisclosed Fcab target commenced in February 2019. The Company recognized $0.3 million and $0.5 million in research and development expense related to the funding of F-star Ltd activities under these development plans during the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively.
6. Collaboration Agreements
Sanofi
In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule RIPK1 inhibitors contributed by Sanofi and by Denali will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018, at which time Sanofi paid the Company an upfront payment of $125.0 million. Under the Sanofi Collaboration Agreement, Denali is eligible to receive milestone payments from Sanofi up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $600.0 million in clinical and regulatory milestone payments for CNS Products and $495.0 million in clinical, regulatory and commercial milestone payments for Peripheral Products, as defined in the Sanofi Collaboration Agreement.
Denali will share profits and losses equally with Sanofi for CNS Products sold in the United States and China, and receive variable royalties on net sales for CNS Products sold outside of the United States and China and for Peripheral Products sold worldwide.
Denali and Sanofi will jointly develop CNS Products pursuant to a global development plan. The Company will be responsible, at its own cost, for conducting Phase 1 and Phase 2 trials for CNS Products in Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. Denali is conducting, at Sanofi’s cost, a Phase 1b trial for the lead CNS penetrant RIPK1 inhibitor, DNL747, in ALS. Sanofi is responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and Denali funding 70% and 30% of such costs, respectively. Sanofi will also lead the commercialization activities globally for CNS Products, subject to certain options that Denali has to conduct co-commercialization activities with respect to each CNS Product in the United States and China.
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
The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. The transaction price increased by $9.1 million from inception through June 30, 2019 as amounts due for costs incurred related to the Retained Activities were no longer constrained.
The respective standalone value for each of the performance obligations has been determined by applying the SSP method and the transaction price allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery or the provision of services.
The Company used an adjusted market assessment approach to estimate the selling price for the program licenses, and an expected cost plus margin approach for estimating the Alzheimer’s Disease Services and the Retained Activities. The program licenses and existing know-how were delivered on the effective date of the Sanofi Collaboration Agreement. The Alzheimer’s Disease Services and the Retained Activities are expected to be delivered over time as the services are performed. For the Alzheimer's Disease Services, revenue will be recognized over time using the input method, based on costs incurred to perform the services, since the level of costs incurred over time is thought to best reflect the transfer of services to Sanofi. For the Retained Activities, revenue will be recognized over time using the output method, based on amounts invoiced to Sanofi, since this is believed to directly correlate to the value of the services performed.
A contract liability of $3.7 million and $3.9 million was recorded on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively. These contract liabilities relate to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. There was a receivable of $3.4 million and $2.3 million at June 30, 2019 and December 31, 2018, respectively, associated with the Sanofi Collaboration Agreement.
In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.
Through June 30, 2019, Denali has not recognized any milestones and has not recorded any product sales recorded under the Sanofi Collaboration Agreement. In July 2019, Sanofi received regulatory approval for the commencement of a DNL758 Phase 1 clinical trial in healthy volunteers. The trial commenced and triggered a milestone payment of $10.0 million, which the Company expects to receive in August 2019.

Takeda

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by Denali's blood-brain barrier ("BBB") delivery technology and intended for the treatment of neurodegenerative disorders. The programs were Denali’s ATV:BACE1/Tau and ATV:TREM2 programs, as well as a third identified discovery stage program. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. Takeda may pay up to an aggregate of $25.0 million with respect to each of the three programs directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, $5.0 million of which was paid upon the Takeda Collaboration Agreement becoming effective. In February 2019, the agreement was amended to replace ATV:BACE1/Tau with ATV:Tau. The amendment did not have a material impact to the condensed consolidated financial statements.

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

The Company identified performance obligations during the research period consisting of the license, the development options, and joint steering committee ("JSC") participation together with the research services for each collaboration program. The license rights, JSC involvement, option and research services are considered to be a single performance obligation for each program since the research services are highly interrelated with the option and JSC involvement and will significantly modify the license. The performance obligations under each of the three programs are separate since the activities and risks under the programs are distinct.

The Company has determined that all other goods or services which are contingent upon Takeda exercising its option for each program are not considered performance obligations at the inception of the Takeda Collaboration Agreement.

The transaction price at inception included fixed consideration consisting of the upfront fee of $40.0 million, the $15.6 million premium on the sale of common stock, and the first preclinical milestone payment of $5.0 million. It also included variable consideration of $26.0 million relating to future milestones that were not constrained. The amount of variable consideration was estimated using the most likely amount method. A total of $15.0 million in preclinical milestone payments has been received under the Takeda Collaboration Agreement from inception through June 30, 2019.
The remaining $44.0 million of preclinical milestones were considered constrained at the inception of the Takeda Collaboration Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Additionally, cost and profit sharing income, and the development and commercial milestones as outlined above, have not been considered given Takeda has not exercised its options for the development and commercial phases for any program. There was no change in the transaction price from inception through June 30, 2019. This will be reassessed at each reporting period.

The transaction price has been ascribed in its entirety to the three performance obligations identified in the research term of the Takeda Collaboration Agreement.

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue will be recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the three and six months ended June 30, 2019.

A contract liability of $63.5 million and $64.9 million was recorded on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively. These contract liabilities relate to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be several years.

Revenue recognized relating to future milestone payments of $1.5 million, which the Company concluded is probable that a significant reversal in the amount recognized will not occur, is presented net in the contract liability on the condensed consolidated balance sheet.

In assessing the Takeda Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations in the research period, estimating variable consideration, and estimating total future costs when using the input method.

Through June 30, 2019, Denali has recognized $15.0 million in milestones from Takeda and has not recorded any product sales under the Takeda Collaboration Agreement. There was no receivable as of June 30, 2019, and a receivable of $5.0 million as of December 31, 2018, related to the Takeda Collaboration Agreement.

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Takeda Collaboration Agreement(1)	$740	$1,648	$1,422	$2,289
Sanofi Collaboration Agreement
Alzheimer's Disease Services(1)	99	—	193	—
Retained Activities	3,358	—	6,787	—
Total Sanofi Collaboration Revenue	3,457	—	6,980	—
Total Collaboration Revenue	$4,197	$1,648	$8,402	$2,289
_________________________________________________
(1)Amounts for the three and six months ended June 30, 2019 and the three months ended June 30, 2018 represent revenue recognized during the period that was included in the contract liability balance at the beginning of the period. There was no deferred revenue at the beginning of the period for the six months ended June 30, 2018.
7.  License Agreements
Genentech

In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech”). The agreement gives the Company access to Genentech’s LRRK2 inhibitor small molecule program for Parkinson’s disease. Under the agreement, Genentech granted the Company (i) an exclusive, worldwide, sublicensable license under Genentech’s rights to certain patents and patent applications directed to small molecule compounds which bind to and inhibit LRRK2 and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain compounds and licensed products incorporating any such compound.

The Company may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate, as well as royalties on net sales of licensed products ranging from low to high single-digit percentages.

To date, the Company has paid Genentech an upfront fee, a technology transfer fee and a clinical milestone payment totaling $12.5 million in the aggregate, all of which were recorded as research and development expense as incurred. No amounts were recorded in the three and six months ended June 30, 2019 and 2018.

8. Commitments and Contingencies
Lease Obligations

In May 2018, the Company entered into an amendment to its operating lease for its former corporate headquarters in South San Francisco (the "Headquarters Lease Amendment") to relocate and expand its headquarters to 148,020 rentable square feet in a building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which was April 1, 2019 when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company was deemed to have obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term. The Company did not believe this renewal was reasonably certain at lease inception.

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the condensed consolidated balance sheet as of June 30, 2019. The Company is also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.
As of June 30, 2019, the carrying value of the ROU asset was $34.6 million. The related current and non-current liabilities as of June 30, 2019 were $2.0 million and $70.9 million, respectively. The current and non-current lease liabilities are included in Other current liabilities and Operating lease liability, less current portion, respectively, in the Condensed Consolidated Balance Sheet.

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
Total operating lease costs, including variable and short term lease costs, were $2.5 million and $4.8 million for the three and six months ended June 30, 2019, respectively. Rent expense excluding amortization of leasehold improvements was $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively.
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2019, the weighted average remaining lease term is 9.8 years and the weighted average discount rate used to determine the operating lease liability was 9.0%. Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $1.9 million and was included in Net cash used in operating activities in our condensed consolidated statements of cash flows.

The following table reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of June 30, 2019 (in thousands):

Year Ended December 31:
2019 (six months)	$3,642
2020	9,767
2021	10,386
2022	10,726
2023	11,078
2024 and later	65,494
Total undiscounted lease payments	111,093
Present value adjustment	(38,217)
Net operating lease liabilities	$72,876

In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses for the New Premises to the sublessee, such as taxes and insurance, which are treated as variable sublease income. Total sublease income for the three and six months ended June 30, 2019, including rent and variable costs, was $0.8 million. There was no sublease income for the three and six months ended June 30, 2018.
The following table details the future undiscounted cash inflows relating to the Company's sublease as of June 30, 2019 (in thousands):

Year Ended December 31:
2019 (six months)	$1,392
2020	2,842
2021	2,925
2022	3,009
2023	3,096
2024 and later	876
Total undiscounted sublease receipts	$14,140

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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire on September 6, 2022.
As of June 30, 2019 and December 31, 2018, the Company had non-cancellable purchase orders for biological product development and manufacturing costs totaling $25.1 million and $24.7 million respectively. The activities under these purchase orders are expected to be completed by November 2024. As of June 30, 2019 and December 31, 2018, the Company had total non-refundable purchase commitments of $10.3 million and $14.0 million, respectively, under the DMSA.
During the three months ended June 30, 2019 and 2018, the Company incurred costs of $3.1 million and $1.1 million, respectively, and made payments of $3.9 million and $0.6 million, respectively, for the development and manufacturing services rendered under the DMSA. During the six months ended June 30, 2019 and 2018, the Company incurred costs of $6.7 million and $1.2 million, respectively, and made payments of $6.5 million and $0.7 million, respectively, for the development and manufacturing services rendered under the DMSA.
9. Stock-Based Awards
2017 Equity Incentive Plan

In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which initially reserved approximately 6.4 million shares of common stock for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. The 2017 Plan provides that the number of shares reserved and available for issuance under the 2017 Plan will automatically increase each January 1, beginning on January 1, 2019, by the least of (i) 10.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2019, common stock available for issuance under the 2017 Plan was increased by approximately 4.8 million shares as a result of this automatic increase provision.

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
As of June 30, 2019 there were approximately 3.7 million shares available for the Company to grant under the 2017 Plan.
Stock Option Activity

The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	9,612,652	$10.49	8.20	$97,804
Options granted	3,296,335	18.58
Options exercised	(465,281)	4.62
Options forfeited	(447,374)	16.30
Balance at June 30, 2019	11,996,332	$12.72	8.23	$96,434
Options vested and expected to vest at June 30, 2019	10,251,600	$14.77	8.58	$61,400
Options exercisable at June 30, 2019	3,228,421	$10.17	7.70	$34,173

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $5.1 million and $8.4 million for the three and six months ended June 30, 2019, respectively, and $3.5 million and $4.7 million for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2019, the weighted-average grant date fair value of the vested options was $9.35 and $10.80 per share, respectively. During the three and six months ended June 30, 2018, the weighted-average grant-date fair value of the vested options was $2.83 and $2.87 per share, respectively. The weighted-average grant date fair value of all options granted during the three and six months ended June 30, 2019 was $13.16 and $11.92 per share, respectively. The weighted-average grant date fair value of all options granted during the three and six months ended June 30, 2018 was $13.37 and $15.90 per share, respectively.

Stock Options Granted to Employees with Service-Based Vesting

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	66.9% - 77.8%	80.0% - 85.6%	66.9% - 77.8%	80.0% - 87.4%
Risk-free interest rate	2.0% - 2.3%	2.7% - 2.9%	2.0% - 2.6%	2.6% - 2.9%
Dividend yield	—	—	—	—

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
These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. In the event that neither of these market triggers are achieved by the specified timelines, such awards will terminate with respect to that portion of the shares. The expense recognized associated with these performance- and market- contingent awards is $4.8 million and $0.4 million of general and administrative and research and development expense, respectively, for the three and six months ended June 30, 2019. The remaining expense to be recognized for these awards, using the accelerated attribution method, is $0.8 million which will be recognized over the remaining derived service period of approximately one year.
The Company used a lattice model with a Monte Carlo simulation to value these stock options. This valuation methodology utilized the estimated fair value of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price based on comparable public companies, risk-free rates of return and expected dividend yield.

Stock Options Granted to Non-Employees with Service-Based Vesting Valuation Assumptions

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. Prior to the adoption of ASU 2018-07 during the third quarter of 2018, the unvested options granted to non-employees were revalued using the Company's estimate of fair value on each reporting date. Subsequent to the adoption of ASU 2018-07, existing stock options granted to non-employees are no longer revalued, and the estimated fair value of new stock options granted to non-employees is calculated on the date of grant and not remeasured, similar to stock options granted to employees.
Restricted Stock Activity
Under the 2017 Plan, the Company may grant restricted stock awards ("RSAs"), which represent restricted shares of issued common stock for which the recipient's rights in the stock are restricted until the shares are vested, and restricted stock units ("RSUs"), which represent a commitment to issue shares of common stock in the future upon vesting. The fair value of restricted stock underlying the RSAs and RSUs is determined based on the closing market price of the Company's common stock on the date of grant.
Aggregated information regarding RSAs and RSUs granted under the Plan for the six months ended June 30, 2019 is summarized below:

	Share Awards & Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2018	503,243	$4.86
Granted	494,984	19.09
Vested and released	(353,585)	0.17
Forfeited	(34,639)	21.31
Unvested at June 30, 2019	610,003	$18.44
Expected to vest - June 30, 2019	610,003	$18.44
Employee Stock Purchase Plan

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which initially reserved 1.0 million shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2017 ESPP provides that the number of shares reserved and available for issuance under the 2017 ESPP will automatically increase each January 1, beginning on January 1, 2019, by the least of (i) 2.0 million shares, (ii) 1% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2019, common stock available for issuance under the 2017 ESPP was increased by approximately 1.0 million shares as a result of this automatic increase provision.

Under the 2017 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The 2017 ESPP provides for consecutive, overlapping 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 31 or November 30 of each year. Contributions under the 2017 ESPP are limited to a maximum of 15% of an employee's eligible compensation. During the three and six months ended June 30, 2019 and 2018, 0.1 million shares of common stock were issued under the 2017 ESPP.

Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$5,295	$2,586	$9,277	$4,272
General and administrative	8,419	2,124	11,311	3,363
Total	$13,714	$4,710	$20,588	$7,635
As of June 30, 2019, total unamortized stock-based compensation expense related to employee and non-employee awards was $86.7 million. The weighted-average periods over which such stock-based compensation expense will be recognized is approximately 3.0 years.
10. Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Six Months Ended June 30,
	2019	2018
Options issued and outstanding and ESPP shares issuable	12,214,029	9,264,644
Restricted shares subject to future vesting	610,003	1,167,997
Early exercised common stock subject to future vesting	41,672	229,172
Total	12,865,704	10,661,813

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

•the expected potential benefits and potential revenue resulting from strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

Our strategy is guided by three overarching principles:

•Genetic Pathway Potential: We select our therapeutic targets and disease pathways based on genes that, when mutated, cause, or are major risk factors for, neurodegenerative diseases. We refer to these genes as degenogenes;

•Engineering Brain Delivery: We engineer our product candidates to cross the BBB and act directly in the brain; and

•Biomarker-Driven Development: We discover, develop and utilize biomarkers to select the right patient population and demonstrate target engagement, pathway engagement and impact on disease progression of our product candidates.

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development, including three programs in clinical studies.

Our three clinical programs are our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program to address Parkinson’s disease, our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program to address neurodegenerative Alzheimer’s disease and amyotrophic lateral sclerosis ("ALS"), and a second RIPK1 inhibitor that our partner Sanofi is developing to address peripheral diseases such as rheumatoid arthritis. The two most advanced product candidates in our LRRK2 program, DNL201 and DNL151, are potent, selective and brain-penetrant small molecule LRRK2 inhibitor product candidates for Parkinson’s disease. DNL201 is currently in a Phase 1b clinical study in Parkinson’s disease patients with and without the genetic LRRK2 mutation. DNL151 is currently in a Phase 1 clinical trial in healthy volunteers in the Netherlands. The most advanced product candidate in our RIPK1 inhibitor program, DNL747, is a potent, selective and brain-penetrant small molecule RIPK1 inhibitor product candidate and is currently in Phase 1b clinical studies in ALS and Alzheimer's disease patients. DNL758 is a small molecule RIPK1 inhibitor that is not designed to cross the blood-brain barrier. DNL758 is being developed by our partner Sanofi in several non-neurological indications and is currently in Phase 1.

We have also developed a proprietary BBB platform technology, our transport vehicle ("TV"), which is designed to effectively transport antibodies (antibody transport vehicle ("ATV")) and enzymes (enzyme transport vehicle ("ETV")) across the BBB. This technology is designed to engage specific BBB transport receptors, which are ubiquitously expressed in brain capillaries and facilitate transport of proteins into the brain. We are currently optimizing and broadening this platform technology. We plan to have multiple product candidates that utilize our ATV or ETV platforms enter clinical development in 2020 and 2021, including iduronate 2-sulfatase (“IDS").

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

Since we commenced operations in May 2015, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in understanding neurodegenerative disease pathways.

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

•In February 2019, DNL310 (ETV:IDS), which we are developing to treat mucopolysaccharidosis type II ("MPS II") or Hunter Syndrome patients, was granted orphan drug designation and rare pediatric disease designation by the FDA. DNL310 utilizes our proprietary enzyme transport vehicle (ETV) designed to bring IDS across the blood-brain barrier and into the brain. A Phase 1/2 clinical study of DNL310 in Hunter Syndrome patients is planned for this program in mid 2020;

•In April 2019, we completed our move to our new headquarters location;

•In June 2019, we presented the progress of DNL343, a therapeutic candidate designed to inhibit the formation of stress granules by activating EIF2B. Stress granule formation is present in many neurodegenerative diseases, including ALS and Frontotemporal Dementia ("FTD"). We plan to commence dosing in a Phase 1 clinical study in healthy volunteers for this program in the first half of 2020; and

•In July 2019, our partner Sanofi commenced dosing of our partnered small molecule RIPK1 inhibitor, DNL758, in a Phase 1 clinical study in healthy volunteers. This triggered a milestone payment of $10.0 million, which we expect to receive in August 2019.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, and the proceeds from our IPO and payments received from our collaboration agreements with Takeda and Sanofi.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $58.3 million and $97.3 million for the three and six months ended June 30, 2019 and $54.7 million, respectively, and $78.4 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $325.3 million. We expect to continue to incur significant expenses and operating losses as we advance our LRRK2 and RIPK1 programs through patient trials; initiate first-in-human trials for our ETV:IDS and EIF2B programs, broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
Components of Operating Results
Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been collaboration revenue from our collaboration agreements with Takeda and Sanofi.

In the future, we will continue to recognize revenue from the Takeda Collaboration Agreement and Sanofi Collaboration Agreement and may generate revenue from product sales or milestones, royalties and cost reimbursement from other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents, and marketable securities, unrealized gains and losses on foreign currency hedges, and sublease income.

Results of Operations
Comparison of the three and six months ended June 30, 2019 and 2018

The following tables set forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Collaboration revenue	$4,197	$1,648	$2,549	155%
Operating expenses:
Research and development	51,884	52,134	(250)	—
General and administrative	15,076	6,896	8,180	119
Total operating expenses	66,960	59,030	7,930	13
Loss from operations	(62,763)	(57,382)	(5,381)	9
Interest and other income, net	4,113	2,658	1,455	55
Income tax benefit	313	—	313	*
Net loss	$(58,337)	$(54,724)	$(3,613)	7%
__________________________________________________
*  Percentage is not meaningful.

	Six Months Ended June 30,		Change
	2019	2018	$	%
Collaboration revenue	$8,402	$2,289	$6,113	267%
Operating expenses:
Research and development	89,287	72,953	16,334	22
General and administrative	24,386	12,466	11,920	96
Total operating expenses	113,673	85,419	28,254	33
Loss from operations	(105,271)	(83,130)	(22,141)	27
Interest and other income, net	7,629	4,728	2,901	61
Income tax benefit	313	—	313	*
Net loss	$(97,329)	$(78,402)	$(18,927)	24%
__________________________________________________
*  Percentage is not meaningful.

Collaboration Revenue. Collaboration revenue was $4.2 million and $8.4 million for the three and six months ended June 30, 2019, respectively, and $1.6 million and $2.3 million for the three and six months ended June 30, 2018, respectively. The increase in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to $3.5 million of revenue recognized under our Sanofi Collaboration Agreement, partially offset by a decrease in revenue recognized under the Takeda Collaboration Agreement of $0.9 million. The increase in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to $7.0 million of revenue recognized under our Sanofi Collaboration Agreement, partially offset by a decrease in revenue recognized under the Takeda Collaboration Agreement of $0.9 million.

Research and development expenses. Research and development expenses were $51.9 million and $89.3 million for the three and six months ended June 30, 2019, compared to $52.1 million and $73.0 million for the three and six months ended June 30, 2018.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
LRRK2 program external expenses	$8,454	$3,039	$12,616	$6,247
RIPK1 program external expenses	3,613	3,094	6,813	4,947
ETV program external expenses	4,756	1,486	8,041	1,936
Other BBB program external expenses	3,740	1,010	6,456	2,006
BBB platform external expenses	447	27,546	785	28,197
Other external research and development expenses	6,533	2,200	9,996	4,304
Personnel-related expenses (1)	15,915	9,358	28,990	17,098
Other unallocated research and development expenses	8,426	4,401	15,590	8,218
Total research and development expenses	$51,884	$52,134	$89,287	$72,953
__________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $5.3 million and $9.3 million for the three and six months ended June 30, 2019, respectively, and $2.6 million and $4.3 million for the three and six months ended June 30, 2018, respectively, reflecting increases of $2.7 million and $5.0 million, respectively.

The decrease in total research and development expenses of $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily attributable to a $27.1 million decrease in BBB platform associated expenses, the majority of which related to expenses associated with the nomination of two additional Fcab targets under the F-star Collaboration Agreement, and the acquisition of F-star Gamma Limited in May 2018. This decrease was offset by increases in external expenses related to our portfolio and platform technology, including an increase of $5.4 million in LRRK2 program external expenses, an increase of $3.3 million in ETV program external expenses, an increase of $2.7 million in other BBB program external expenses, and an increase of $0.5 million in RIPK1 program external expenses. Further there was a $6.6 million increase in personnel-related expenses, consisting of a $3.9 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $2.7 million increase in stock-based compensation expense primarily attributable to new equity award grants and certain performance and market-based awards, a $4.3 million increase in other external research and development expenses to support our growing pipeline, and an increase in other unallocated research and development expenses of $4.0 million, which was primarily due to an increase in facilities related expenses of $3.1 million resulting from increased rent expense associated with the new headquarters lease.

The increase in total research and development expenses of $16.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to a $11.8 million increase in personnel-related expenses, consisting of a $6.8 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $5.0 million increase in stock-based compensation expense primarily attributable to new equity award grants and certain performance and market-based awards. Further, there were increases in external expenses related to our portfolio and platform technology, including an increase of $6.4 million in LRRK2 program external expenses, an increase of $6.1 million in ETV program external expenses, an increase of $4.5 million in other BBB program external expenses, and an increase of $1.9 million in RIPK1 program external expenses. There was also an increase in other unallocated research and development expenses of $7.4 million, which was primarily due to an increase in facilities related expenses of $6.0 million resulting from increased rent expense associated with the new headquarters lease, and a $5.7 million increase in other external research and development expenses to support our growing pipeline. These increases were partially offset by a $27.5 million decrease in BBB platform associated expenses, the majority of which related to expense associated with the nomination of two additional Fcab targets under the F-star Collaboration Agreement, and the acquisition of F-star Gamma Limited in May 2018.

General and administrative expenses. General and administrative expenses were $15.1 million for the three months ended June 30, 2019 compared to $6.9 million for the three months ended June 30, 2018. The increase of approximately $8.2 million was primarily attributable to a $7.0 million increase in personnel-related expenses, including non-cash stock-based compensation, driven primarily by higher headcount and stock-based compensation expense associated with new equity award grants and certain performance and market-based awards. Additionally, there was a $0.6 million increase in facilities related expenses, including increased rent expense associated with the new headquarters lease, and a $0.2 million increase in legal expenses and other professional services to support our growing operations, with the remainder of the difference relating to other miscellaneous costs such as insurance and taxes.

General and administrative expenses were $24.4 million for the six months ended June 30, 2019 compared to $12.5 million for the six months ended June 30, 2018. The increase of approximately $11.9 million was primarily attributable to a $9.3 million increase in personnel-related expenses, including non-cash stock-based compensation, driven primarily by higher headcount and stock-based compensation expense associated with new equity award grants and certain performance and market-based awards. Additionally, there was a $1.3 million increase in facilities related expenses, including increased rent expense associated with the new headquarters lease, and a $0.5 million increase in legal expenses and other professional services to support our growing operations, with the remainder of the difference relating to other miscellaneous costs such as insurance and taxes.
Interest and other income, net. Interest and other income, net was $4.1 million for the three months ended June 30, 2019 compared to $2.7 million for the three months ended June 30, 2018. The increase of $1.4 million reflects increased interest rates on marketable securities in our portfolio for the three months ended June 30, 2019, as well as $0.8 million of sublease income received in the three months ended June 30, 2019. There was no sublease income for the three months ended June 30, 2018.
Interest and other income, net was $7.6 million for the six months ended June 30, 2019 compared to $4.7 million for the six months ended June 30, 2018. The increase of $2.9 million reflects that the average marketable securities balance was higher in the period, and reflects increased interest rates on marketable securities in our portfolio for the six months ended June 30, 2019. Further, there was $0.8 million of sublease income received in the six months ended June 30, 2019 but no sublease income for the six months ended June 30, 2018.
Income tax benefit. Income tax benefit was $0.3 million for the three and six months ended June 30, 2019 due to the tax benefit associated with unrealized gain on marketable securities in other comprehensive income. There was no income tax benefit for the three and six months ended June 30, 2018.

Liquidity and Capital Resources
Sources of Liquidity

We have funded our operations primarily from the issuance and sale of convertible preferred stock, proceeds from our IPO and payments received from our collaboration agreements with Takeda and Sanofi. We received $264.3 million from our IPO in December 2017.

Pursuant to the Takeda Collaboration Agreement, we have received $55.0 million related to upfront and milestone payments through June 30, 2019. Further, under the associated Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.

Pursuant to the Sanofi Collaboration Agreement, we received an upfront payment of $125.0 million in November 2018, and we received further payments of $5.8 million for performance of Retained Activities through June 30, 2019.

As of June 30, 2019, we had cash, cash equivalents and marketable securities in the amount of $534.4 million.
Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, either will occur.

We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we expand our research and development activities and continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. Further, we expect general and administrative expenses to increase as we continue to incur additional costs associated with operating as a public company. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $325.3 million through June 30, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(73,498)	$(8,247)
Net cash provided by (used in) investing activities	55,834	(270,746)
Net cash provided by financing activities	3,477	94,671
Net decrease in cash, cash equivalents and restricted cash	$(14,187)	$(184,322)
Net Cash Used In Operating Activities

During the six months ended June 30, 2019, cash used in operating activities was $73.5 million, which consisted of a net loss of $97.3 million, adjusted by non-cash expenses primarily related to stock-based compensation, depreciation, and non-cash rent expenses, partially offset by net amortization of premiums and discounts on marketable securities. Cash used in operating activities was also driven by changes in our operating assets and liabilities.

During the six months ended June 30, 2018, cash used in operating activities was $8.2 million, which consisted of a net loss of $78.4 million, adjusted by non-cash expenses related to stock-based compensation and depreciation expenses, partially offset by net amortization of premiums and discounts on marketable securities. Cash used in operating activities was also driven by changes in our operating assets and liabilities primarily due to an increase of $58.3 million in the contract liability related to the Takeda Collaboration Agreement.
Net Cash Provided By (Used In) Investing Activities

During the six months ended June 30, 2019, cash provided by investing activities was $55.8 million, which consisted of $212.2 million in proceeds from the maturity of marketable securities, partially offset by $144.0 million of purchases of marketable securities and $12.3 million of capital expenditures to purchase property and equipment.

During the six months ended June 30, 2018, cash used in investing activities was $270.7 million, which consisted of $361.7 million of purchases of marketable securities and $1.1 million of capital expenditures to purchase property and equipment, partially offset by $92.0 million in proceeds from the maturity of marketable securities.
Net Cash Provided By Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was $3.5 million, which consisted entirely of proceeds from the exercise of options to purchase common stock and issuance of ESPP shares.

During the six months ended June 30, 2018, cash provided by financing activities was $94.7 million, which consisted of the $94.4 million market value of the 4,214,559 shares of common stock issued to Takeda in February 2018 under the Stock Purchase Agreement, and $1.7 million of proceeds from the exercise of common stock options. These amounts were partially offset by $1.4 million for payments of issuance costs related to the issuance of common and preferred stock.

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

Effective September 2017, we entered into a Development and Manufacturing Services Agreement, as amended ("DMSA") with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. Under the DMSA, we will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of our antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire on September 6, 2022.
As of June 30, 2019 and December 31, 2018, we had non-cancellable purchase orders for biological product development and manufacturing costs totaling $25.1 million and $24.7 million respectively. The activities under these purchase orders are expected to be completed by November 2024. As of June 30, 2019 and December 31, 2018, we had total non-refundable purchase commitments of $10.3 million and $14.0 million, respectively, under the DMSA.
During the three months ended June 30, 2019 and 2018, we incurred costs of $3.1 million and $1.1 million, respectively, and made payments of $3.9 million and $0.6 million, respectively, for the development and manufacturing services rendered under the DMSA. During the six months ended June 30, 2019 and 2018, we incurred costs of $6.7 million and $1.2 million, respectively, and made payments of $6.5 million and $0.7 million, respectively, for the development and manufacturing services rendered under the DMSA.
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

Other than the updated leases accounting policy included below, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 12, 2019.

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
Recent Accounting Pronouncements

Except as described in Note 1 to the condensed consolidated financial statements under the headings “Recently Issued Accounting Pronouncements” and "Recently Adopted Accounting Pronouncements", there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 12, 2019, that are of significance or potential significance to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $534.4 million as of June 30, 2019, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound, and Swiss Franc, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of preclinical and clinical activities.

We seek to mitigate the impact of changes in currency exchange rates on cash flows from certain foreign currency denominated operating expenses by entering into forward foreign currency exchange contracts. Generally, the market risks of these contracts are offset by the corresponding gains and losses on the transactions being hedged.

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

As of June 30, 2019, we had open forward foreign currency exchange contracts with notional amounts of $8.1 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at June 30, 2019 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.8 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred significant net losses since our inception, including net losses of $58.3 million and $97.3 million for the three and six months ended June 30, 2019, respectively, and $54.7 million and $78.4 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $325.3 million.

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

As of June 30, 2019, we had $534.4 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Our most advanced LRRK2 product candidate, DNL201, is in a Phase 1b clinical study in Parkinson's disease patients with and without the genetic LRRK2 mutation. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA. Our other clinical stage programs are DNL747, which is in Phase 1b clinical studies in ALS and Alzheimer's disease patients, and DNL151 which is in a Phase 1 clinical trial in healthy volunteers. In the nonclinical safety studies for DNL201, DNL747 and DNL151, toxicities were observed at high doses in rat and/or cynomolgus monkey above doses and exposures that will be tested in the clinic. We cannot assure you that DNL201, DNL747 and DNL151 or our other product candidates will not be subject to new, partial or full clinical holds in the future.

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

Our most advanced product candidates, DNL201, DNL747 and DNL151 are currently our only clinical stage product candidates. DNL201 and DNL747 progressed to Phase 1b trials in patients in 2018, and DNL151 is in a Phase 1 clinical trial in healthy volunteers. In trials to date, all three molecules have been well tolerated. Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL201, DNL747 and/or DNL151 and could lead to delays and/or termination of the development of these product candidates.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In June 2019, the FDA granted orphan drug designation for our DNL310 program in Hunter syndrome. We plan to seek orphan drug designations for some other product candidates and may be unable to obtain such designations.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other NDA or BLA applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity or if FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even though DNL310 has been granted orphan drug designation and even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.
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
Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations.

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

In addition, in the future once we enter a commercialization phase, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any limitation on our ability to export or sell access to our products would likely adversely affect our business.
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
We contract with third parties for the manufacture of materials for our research programs and preclinical studies and expect to continue to do so for clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of June 30, 2019, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we do not own or in-license any issued United States patents covering the composition of matter of the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or any issued United States patents that cover the composition of matter of antibodies or enzymes being developed in our TREM2, aSyn, Tau or IDS core programs. We have filed or intend to file patent applications on these aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, core programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

In addition, subject to the terms of any such license agreements, we do not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, under our agreements with F-star and Genentech, the licensors control prosecution and, in the case of F-star and in specified circumstances, enforcement of certain of the patents and patent applications licensed to us. Also, under our agreement with Sanofi, they control prosecution, and in specified circumstances, enforcement of certain of the patents and patent applications licensed to them. We cannot be certain that our in-licensed or out-licensed patents and patent applications that are controlled by our licensors or licensees will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors or licensees fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize our BBB platform technology and any of our product candidates that are subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Although the evidentiary standards in USPTO proceedings compared to United States federal courts is supposed to follow the same legal standards set in recent federal court rulings, we cannot guarantee that the USPTO will not use a different evidentiary standard, or that the USPTO judges will not view facts differently than a federal court judge or jury might view facts, to invalidate a patent claim, and a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our BBB platform technology, product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable or raise a defense to infringement. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of subject matter eligibility for patenting, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Grounds for defenses to infringement include statutory exemptions to patent infringement for uses related to submitting information to regulatory authorities to seek certain regulatory approvals. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our BBB platform technology, product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that a judge or jury wouldn't find that our patent claims laws of nature or are otherwise ineligible for patenting, or there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our BBB platform technology, product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and growth prospects.

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
Third party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our BBB platform technology, product candidates and other technologies.

The field of discovering treatments for neurodegenerative diseases, especially using BBB technology, is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property litigation and proceedings relating to our owned and in-licensed, and other third-party intellectual property and proprietary rights in the future.

Our commercial success depends in part on our licensors’ and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

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

As of June 30, 2019, we had over 230 employees, all of whom were full-time. As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $118.6 million, and federal research and development tax credit carryforwards of approximately $7.5 million which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our initial public offering ("IPO"), in December 2017 and private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

As of June 30, 2019, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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

Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	August 6, 2019	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2019	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)