Form 10-Q
period 2019-09-30
Denali Therapeutics Inc.
filed 2019-11-06
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of October 30, 2019 was 96,031,223.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$82,673	$77,123
Short-term marketable securities	396,717	387,174
Prepaid expenses and other current assets	14,987	16,539
Total current assets	494,377	480,836
Long-term marketable securities	23,534	147,881
Property and equipment, net	47,481	25,162
Operating lease right-of-use asset	34,344	—
Other non-current assets	3,242	8,105
Total assets	$602,978	$661,984
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,022	$1,891
Accrued liabilities	15,467	8,520
Accrued compensation	7,528	9,952
Contract liabilities	18,185	11,427
Other current liabilities	3,483	996
Total current liabilities	46,685	32,786
Contract liabilities, less current portion	47,795	57,350
Operating lease liability, less current portion	69,915	—
Deferred rent, less current portion	—	24,532
Other non-current liabilities	386	471
Total liabilities	164,781	115,139
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value;400,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 95,987,607 shares and 94,662,435 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,286	1,273
Additional paid-in capital	807,875	774,158
Accumulated other comprehensive income (loss)	562	(649)
Accumulated deficit	(371,526)	(227,937)
Total stockholders' equity	438,197	546,845
Total liabilities and stockholders’ equity	$602,978	$661,984
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$13,604	$1,195	$22,006	$3,484
Operating expenses:
Research and development	52,544	30,321	141,831	103,274
General and administrative	11,215	8,838	35,601	21,304
Total operating expenses	63,759	39,159	177,432	124,578
Loss from operations	(50,155)	(37,964)	(155,426)	(121,094)
Interest and other income, net	3,782	2,593	11,411	7,321
Loss before income taxes	(46,373)	(35,371)	(144,015)	(113,773)
Income tax benefit	113	—	426	—
Net loss	(46,260)	(35,371)	(143,589)	(113,773)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(317)	77	1,211	(1,048)
Comprehensive loss	$(46,577)	$(35,294)	$(142,378)	$(114,821)
Net loss per share, basic and diluted	$(0.48)	$(0.38)	$(1.50)	$(1.24)
Weighted average number of shares outstanding, basic and diluted	95,859,048	93,665,231	95,449,570	92,056,812
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	94,662,435	$1,273	$774,158	$(649)	$(227,937)	$546,845
Issuances under equity incentive plans	781,107	7	4,149	—	—	4,156
Vesting of early exercised common stock	125,001	2	83	—	—	85
Vesting of restricted stock awards and units	419,064	4	(4)	—	—	—
Stock-based compensation	—	—	29,489	—	—	29,489
Net loss	—	—	—	—	(143,589)	(143,589)
Other comprehensive income	—	—	—	1,211	—	1,211
Balance at September 30, 2019	95,987,607	$1,286	$807,875	$562	$(371,526)	$438,197

Balance at June 30, 2019	95,656,896	$1,283	$798,277	$879	$(325,266)	$475,173
Issuances under equity incentive plans	233,983	2	677	—	—	679
Vesting of early exercised common stock	31,249	—	21	—	—	21
Vesting of restricted stock units	65,479	1	(1)	—	—	—
Stock-based compensation	—	—	8,901	—	—	8,901
Net loss	—	—	—	—	(46,260)	(46,260)
Other comprehensive loss	—	—	—	(317)	—	(317)
Balance at September 30, 2019	95,987,607	$1,286	$807,875	$562	$(371,526)	$438,197

Balance at December 31, 2017	87,480,362	$1,201	$656,660	$(368)	$(191,697)	$465,796
Issuance of common stock in connection with the Takeda Collaboration Agreement	4,214,559	42	94,364	—	—	94,406
Issuances under equity incentive plans	558,335	5	2,306	—	—	2,311
Vesting of early exercised common stock	187,497	3	339	—	—	342
Vesting of restricted stock awards	1,532,994	15	(15)	—	—	—
Stock-based compensation	—	—	13,145	—	—	13,145
Net loss	—	—	—	—	(113,773)	(113,773)
Other comprehensive loss	—	—	—	(1,048)	—	(1,048)
Balance at September 30, 2018	93,973,747	$1,266	$766,799	$(1,416)	$(305,470)	$461,179

Balance at June 30, 2018	93,321,745	$1,259	$760,605	$(1,493)	$(270,099)	$490,272
Issuances under equity incentive plans	197,926	2	657	—	—	659
Vesting of early exercised common stock	46,873	1	31	—	—	32
Vesting of restricted stock awards	407,203	4	(4)	—	—	—
Stock-based compensation	—	—	5,510	—	—	5,510
Net loss	—	—	—	—	(35,371)	(35,371)
Other comprehensive income	—	—	—	77	—	77
Balance at September 30, 2018	93,973,747	$1,266	$766,799	$(1,416)	$(305,470)	$461,179
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(143,589)	$(113,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,936	5,036
Stock–based compensation expense	29,489	13,145
Net amortization of discounts on marketable securities	(4,032)	(1,864)
Non-cash rent expense	2,333	(1,182)
Gain on disposal of property and equipment	—	(36)
Other non-cash items	(427)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,812	(5,379)
Accounts payable	466	1,235
Accrued and other current liabilities	2,876	2,639
Contract liabilities	(2,797)	57,110
Net cash used in operating activities	(103,933)	(43,069)
Investing activities
Purchases of marketable securities	(219,139)	(400,637)
Purchases of property and equipment	(15,146)	(1,956)
Maturities of marketable securities	339,612	176,574
Net cash provided by (used in) investing activities	105,327	(226,019)
Financing activities
Payments of issuance costs related to issuance of common stock	—	(1,342)
Payments of issuance costs related to issuance of preferred stock	—	(44)
Issuance of common stock in connection with the Takeda Collaboration Agreement	—	94,406
Proceeds from exercise of awards under equity incentive plans	4,156	2,309
Net cash provided by financing activities	4,156	95,329
Net increase (decrease) in cash, cash equivalents and restricted cash	5,550	(173,759)
Cash, cash equivalents and restricted cash at beginning of period	78,623	218,910
Cash, cash equivalents and restricted cash at end of period	$84,173	$45,151
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$11,343	$4,364
Property and equipment purchases accrued but not yet paid	$1,500	$37
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

During the nine months ended September 30, 2019, except as discussed below in the sections titled "Leases" and "Recently Adopted Accounting Pronouncement," there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2018 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. For the Company and its subsidiary, the functional currency has been determined to be U.S. dollars. Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the Company had no off-balance sheet concentrations of credit risk.

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

Derivatives and Hedging Activities

The Company accounts for its derivative instruments as either assets or liabilities on the Condensed Consolidated Balance Sheets and measures them at fair value. Derivatives are adjusted to fair value through interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Recently Issued Accounting Pronouncement
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The guidance will become effective as of January 1, 2020, and must be adopted using a modified retrospective approach, with certain exceptions. Management is currently evaluating the impact of the adoption of this standard, but does not expect a material impact on the Company’s condensed consolidated financial statements.
Recently Adopted Accounting Pronouncement
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
The Company has adopted this standard as of January 1, 2019, applying the optional transition method such that it is not required to adjust prior period presentations. ASU 2016-02 has impacted the Company’s Condensed Consolidated Balance Sheets as the Company has certain operating lease arrangements for which the Company is the lessee and one operating lease arrangement for which the Company is the lessor. The Company has no financing leases. Management has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. The impact of adoption of the standard is that the Company as of January 1, 2019 recognized a ROU asset of $46.1 million and operating lease liability of $71.3 million. The standard did not have a material impact on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and Stockholders' Equity.

2. Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,491	$—	$—	$53,491
Short-term marketable securities:
U.S. government treasuries	287,366	—	—	287,366
U.S. government agency securities	—	11,993	—	11,993
Corporate debt securities	—	64,344	—	64,344
Commercial paper	—	33,014	—	33,014
Long-term marketable securities:
U.S. government treasuries	17,744	—	—	17,744
Corporate debt securities	—	5,790	—	5,790
Foreign currency derivative contracts	—	14	—	14
Total	$358,601	$115,155	$—	$473,756
Liabilities:
Foreign currency derivative contracts	$—	$229	$—	$229
Total	$—	$229	$—	$229

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$42,225	$—	$—	$42,225
U.S. government treasuries	1,499	—	—	1,499
Commercial paper	—	9,979	—	9,979
Short-term marketable securities:
U.S. government treasuries	219,754	—	—	219,754
U.S. government agency securities	—	73,151	—	73,151
Corporate debt securities	—	71,675	—	71,675
Commercial paper	—	22,594	—	22,594
Long-term marketable securities:
U.S. government treasuries	117,131	—	—	117,131
U.S. government agency securities	—	1,977	—	1,977
Corporate debt securities	—	28,773	—	28,773
Foreign currency derivative contracts	—	14	—	14
Total	$380,609	$208,163	$—	$588,772
Liabilities:
Foreign currency derivative contracts	$—	$182	$—	$182
Total	$—	$182	$—	$182

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

There were no transfers of assets or liabilities between the fair value measurement levels during the three and nine months ended September 30, 2019 or 2018.
3. Cash and Marketable Securities
Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amount reported within the Condensed Consolidated Statements of Cash Flows is shown in the table below (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$82,673	$77,123	$43,651	$218,375
Restricted cash included within prepaid expenses and other current assets	—	—	—	84
Restricted cash included within other non-current assets	1,500	1,500	1,500	451
Total cash, cash equivalents, and restricted cash	$84,173	$78,623	$45,151	$218,910
Marketable securities
All marketable securities were considered available-for-sale at September 30, 2019 and December 31, 2018. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$286,712	$655	$(1)	$287,366
U.S. government agency securities	11,989	4	—	11,993
Corporate debt securities	64,208	136	—	64,344
Commercial paper	33,014	—	—	33,014
Total short-term marketable securities	395,923	795	(1)	396,717
Long-term marketable securities:
U.S. government treasuries	17,589	156	(1)	17,744
Corporate debt securities	5,751	39	—	5,790
Total long-term marketable securities	23,340	195	(1)	23,534
Total	$419,263	$990	$(2)	$420,251

	December 31, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$220,081	$29	$(356)	$219,754
U.S. government agency securities	73,373	—	(222)	73,151
Corporate debt securities	71,940	1	(266)	71,675
Commercial paper	22,594	—	—	22,594
Total short-term marketable securities	387,988	30	(844)	387,174
Long-term marketable securities:
U.S. government treasuries	116,878	329	(76)	117,131
U.S. government agency securities	1,975	2	—	1,977
Corporate debt securities	28,864	8	(99)	28,773
Total long-term marketable securities	147,717	339	(175)	147,881
Total	$535,705	$369	$(1,019)	$535,055

As of September 30, 2019 and December 31, 2018, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there was no recognition of any other-than-temporary impairment as of September 30, 2019 or December 31, 2018. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

The Company recorded unrealized gains on marketable securities in a gain position in other comprehensive income during the three and nine months ended September 30, 2019. There were no unrealized gains in other comprehensive income during the three and nine months ended September 30, 2018. As a result, the Company recorded a tax benefit of $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, on the Condensed Consolidated Statements of Operations and a corresponding tax charge in other comprehensive income. There was no tax benefit recorded for the three and nine months ended September 30, 2018 on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of September 30, 2019 (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	21	2,976	Oct 2019 - Aug 2020
British Pounds	19	2,944	Oct 2019 - Jun 2020
Swiss Francs	19	506	Oct 2019 - Aug 2020
Total	59
_________________________________________________
(1)  The notional amount represents the net amount of foreign currency that will be received upon maturity of the forward contracts.

A derivative liability balance of $0.2 million is recorded in Other current liabilities on the Condensed Consolidated Balance Sheets as of both September 30, 2019 and December 31, 2018. Immaterial derivative asset balances are recorded in prepaid assets and other current assets on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. The net loss associated with the Company's derivative instruments of $0.1 million is recognized in interest and other income, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss for both the three and nine months ended September 30, 2019, and for both the three and nine months ended September 30, 2018.
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

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. The Company recognized $1.5 million of contingent consideration as research and development expense during the nine months ended September 30, 2019 and $18.3 million of upfront consideration as research and development expense in the nine months ended September 30, 2018. There was no research and development expense recognized for contingent or upfront consideration during the three months ended September 30, 2019 and 2018. As the transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration on the acquisition date. Further future contingent consideration is expected to be recognized in research and development expense as incurred.
Under the F-star Collaboration Agreement, the Company is responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. The Company's responsibility for research costs under the first development plan related to an Fcab that targets the transferrin receptor was completed during the year ended December 31, 2018. The responsibility for costs under the second development plan related to an undisclosed Fcab target commenced in February 2019. The Company recognized $0.3 million and $0.8 million in research and development expense related to the funding of F-star Ltd activities under these development plans during the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2018, respectively.
6. Collaboration Agreements
Sanofi
In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule CNS and peripheral RIPK1 inhibitors contributed by Sanofi and by Denali will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the HSR requirements were satisfied upon which time Sanofi paid the Company an upfront payment of $125.0 million. Under the Sanofi Collaboration Agreement, Denali is eligible to receive milestone payments from Sanofi up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the European Medicines Agency and Japan for three indications.
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
The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception through September 30, 2019, the transaction price increased by $11.6 million for amounts due for costs incurred related to the Retained Activities that were no longer constrained, and $10.0 million for the milestone triggered by the commencement of a DNL758 Phase 1 clinical trial in healthy volunteers as described below.
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
In July 2019, Sanofi commenced a DNL758 Phase 1 clinical trial in healthy volunteers, which triggered a milestone payment of $10.0 million, which the Company received in August 2019. The entire milestone payment was recognized in collaboration revenue in the three and nine months ended September 30, 2019.
A contract liability of $3.6 million and $3.9 million was recorded on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. These contract liabilities relate to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. There was a receivable of $2.4 million and $2.3 million at September 30, 2019 and December 31, 2018, respectively, associated with the Sanofi Collaboration Agreement.
In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.
Through September 30, 2019, Denali has received milestone payments of $10.0 million and has not recorded any product sales recorded under the Sanofi Collaboration Agreement.
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

In addition, if Takeda exercises its option for all three collaboration programs, Takeda may be obligated to pay Denali up to an aggregate of $407.5 million upon achievement of certain clinical milestone events and up to an aggregate of $300.0 million in regulatory milestone events relating to receipt of regulatory approval in the United States, certain European countries and Japan. Takeda may also be obligated to pay Denali up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $225.0 million if one biologic product from each program achieves this milestone.

If Takeda exercises its option for a particular target, Denali and Takeda will share equally the development and commercialization costs, and, if applicable, the profits, for each collaboration program.

Pursuant to the terms of the Takeda Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with Takeda on January 3, 2018, pursuant to which Takeda purchased 4,214,559 shares of Denali’s common stock (the "Shares") for an aggregate purchase price of $110.0 million. The sale of the Shares closed on February 23, 2018. The fair market value of the common stock sold to Takeda was $94.4 million, based on the closing stock price of $22.40 on the date of issuance, resulting in a $15.6 million premium paid to the Company above the fair value of the Company's common stock which was credited to contract liability in the Company's Condensed Consolidated Balance Sheets.

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
The remaining $44.0 million of preclinical milestones were considered constrained at the inception of the Takeda Collaboration Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Additionally, cost and profit sharing income, and the development and commercial milestones as outlined above, have not been considered given Takeda has not exercised its options for the development and commercial phases for any program. There was no change in the transaction price from inception through September 30, 2019. This will be reassessed at each reporting period.

The transaction price has been ascribed in its entirety to the three performance obligations identified in the research term of the Takeda Collaboration Agreement.

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue will be recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the three and nine months ended September 30, 2019.

A contract liability of $62.4 million and $64.9 million was recorded on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. These contract liabilities relate to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be several years. There was no receivable as of September 30, 2019, and a receivable of $5.0 million as of December 31, 2018, related to the Takeda Collaboration Agreement.

Revenue recognized relating to future milestone payments of $1.6 million, which the Company concluded is probable that a significant reversal in the amount recognized will not occur, is presented net in the contract liability on the Condensed Consolidated Balance Sheets.

In assessing the Takeda Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations in the research period, estimating variable consideration, and estimating total future costs when using the input method.

Through September 30, 2019, Denali has received $15.0 million of preclinical milestone payments from Takeda and has not recorded any product sales under the Takeda Collaboration Agreement.

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Takeda Collaboration Agreement(1)	$1,085	$1,195	$2,507	$3,484
Sanofi Collaboration Agreement
Peripheral Program License	10,000	—	10,000	—
Alzheimer's Disease Services(1)	96	—	289	—
Retained Activities	2,423	—	9,210	—
Total Sanofi Collaboration Revenue	12,519	—	19,499	—
Total Collaboration Revenue	$13,604	$1,195	$22,006	$3,484
_________________________________________________
(1)Amounts for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018 represent revenue recognized during the period that was included in the contract liability balance at the beginning of the period. There was no deferred revenue at the beginning of the period for the nine months ended September 30, 2018.
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
To date, the Company has paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which were recorded as research and development expense as incurred. No amounts were recorded in the three and nine months ended September 30, 2019 and 2018.

8. Commitments and Contingencies
Lease Obligations

In May 2018, the Company entered into an amendment to its operating lease for its former corporate headquarters in South San Francisco (the "Headquarters Lease Amendment") to relocate and expand its headquarters to 148,020 rentable square feet in a building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which was April 1, 2019 when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company was deemed to have obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term. The Company determined that this renewal was not reasonably certain at lease inception.

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Condensed Consolidated Balance Sheet as of September 30, 2019. The Company is also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.
As of September 30, 2019, the carrying value of the ROU asset was $34.3 million. The related current and non-current liabilities as of September 30, 2019 were $3.3 million and $69.9 million, respectively. The current and non-current lease liabilities are included in Other current liabilities and Operating lease liability, less current portion, respectively, in the Condensed Consolidated Balance Sheets.

Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease and for the Headquarters Lease Amendment, the discount rate used to determine the measurement of the lease liability. As the implicit rate of the Headquarters Lease Amendment was not known, the Company estimated a 9.0% discount rate, which was management’s estimate of the Company’s incremental borrowing rate. To estimate the incremental borrowing rate, management considered observable debt yields of comparable market instruments, as well as benchmarks within the Headquarters Lease Amendment that may be indicative of the rate implicit in the lease.
Total operating lease costs, including variable and short-term lease costs, were $2.6 million and $7.4 million for the three and nine months ended September 30, 2019, respectively. Rent expense excluding amortization of leasehold improvements was $2.4 million and $3.7 million for the three and nine months ended September 30, 2018, respectively.
Operating lease liabilities are calculated as the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2019, the weighted average remaining lease term is 9.6 years and the weighted average discount rate used to determine the operating lease liability was 9.0%. Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 was $3.4 million and was included in Net cash used in operating activities in our Condensed Consolidated Statements of Cash Flows.

The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheets as of September 30, 2019 (in thousands):

Year Ended December 31:
2019 (three months)	$2,165
2020	9,772
2021	10,391
2022	10,731
2023	11,083
2024 and later	65,521
Total undiscounted lease payments	109,663
Present value adjustment	(36,496)
Net operating lease liabilities	$73,167
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses, such as taxes and insurance for the New Premises to the sublessee, which are treated as variable sublease income. Total sublease income, including rent and variable sublease cost reimbursements, was $0.9 million and $1.7 million for the three and nine months ended September 30, 2019, respectively. There was no sublease income for the three and nine months ended September 30, 2018.
The following table details the future undiscounted cash inflows relating to the Company's Sublease Agreement as of September 30, 2019 (in thousands):

Year Ended December 31:
2019 (three months)	$696
2020	2,842
2021	2,925
2022	3,009
2023	3,096
2024 and later	875
Total undiscounted sublease receipts	$13,443

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
As of September 30, 2019 and December 31, 2018, the Company had open non-cancellable purchase orders for biological product development and manufacturing costs totaling $22.7 million and $24.7 million respectively. The activities under these purchase orders are expected to be completed by November 2024. As of September 30, 2019 and December 31, 2018, the Company had total non-refundable purchase commitments of $8.8 million and $14.0 million, respectively, under the DMSA.
During the three months ended September 30, 2019 and 2018, the Company incurred costs of $3.0 million and $1.4 million, respectively, and made payments of $2.5 million and $1.3 million, respectively, for the development and manufacturing services rendered under the DMSA. During the nine months ended September 30, 2019 and 2018, the Company incurred costs of $9.7 million and $2.6 million, respectively, and made payments of $9.0 million and $2.0 million, respectively, for the development and manufacturing services rendered under the DMSA.
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
As of September 30, 2019, there were approximately 3.5 million shares available for the Company to grant under the 2017 Plan.
Stock Option Activity

The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	9,612,652	$10.49	8.20	$97,804
Options granted	3,520,585	18.67
Options exercised	(699,238)	4.05
Options forfeited	(670,577)	16.65
Balance at September 30, 2019	11,763,422	$12.95	8.03	$27,922
Options vested and expected to vest at September 30, 2019	10,018,690	$15.08	8.39	$2,379
Options exercisable at September 30, 2019	3,452,908	$11.02	7.58	$14,851

Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $3.9 million and $12.3 million for the three and nine months ended September 30, 2019, respectively, and $2.6 million and $7.3 million for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2019, the weighted-average grant date fair value of the vested options was $8.73 and $10.25 per share, respectively. During the three and nine months ended September 30, 2018, the weighted-average grant-date fair value of the vested options was $4.01 and $3.29 per share, respectively. The weighted-average grant date fair value of all options granted during the three and nine months ended September 30, 2019 was $12.03 and $11.92 per share, respectively. The weighted-average grant date fair value of all options granted during the three and nine months ended September 30, 2018 was $11.01 and $15.05 per share, respectively.

Stock Options Granted to Employees with Service-Based Vesting

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	6.08	6.08	5.50 - 6.08	5.50 - 6.08
Volatility	65.5% - 66.1%	81.9% - 84.8%	65.5% - 77.8%	80.0% - 87.5%
Risk-free interest rate	1.6% - 1.9%	2.8% - 2.9%	1.6% - 2.6%	2.6% - 2.9%
Dividend yield	—	—	—	—

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

Expected Dividend Yield: The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.
Performance and Market Contingent Stock Options Granted to Employees

In August and November 2015, the Board of Directors granted approximately 1.6 million and 0.1 million shares of performance- and market- contingent awards to members of the senior management team, respectively. These awards have an exercise price of $0.68 per share.
These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. In the event that neither of these market triggers are achieved by the specified timelines, such awards will terminate with respect to that portion of the shares. The expense recognized associated with these performance- and market- contingent awards was $0.3 million and $0.1 million of general and administrative and research and development expense, respectively, for the three months ended September 30, 2019, and $5.1 million and $0.5 million of general and administrative and research and development expense, respectively, for the nine months ended September 30, 2019. The remaining expense for these awards, to be recognized using the accelerated attribution method, is $0.4 million, which will be recognized over the remaining derived service period of approximately one year.
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
Aggregated information regarding RSAs and RSUs granted under the Plan for the nine months ended September 30, 2019 is summarized below:

	Share Awards & Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2018	503,243	$4.86
Granted	785,109	19.16
Vested and released	(419,064)	2.63
Forfeited	(42,777)	20.81
Unvested at September 30, 2019	826,511	$18.94
Expected to vest - September 30, 2019	826,511	$18.94
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

Under the 2017 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The 2017 ESPP provides for consecutive, overlapping 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 31 or November 30 of each year. Contributions under the 2017 ESPP are limited to a maximum of 15% of an employee's eligible compensation. During the three months ended September 30, 2019 and 2018, the Company did not issue any shares of common stock under the 2017 ESPP plan. During the nine months ended September 30, 2019 and 2018, there were 0.1 million shares of common stock issued under the 2017 ESPP.

Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$4,923	$2,907	$14,200	$7,179
General and administrative	3,978	2,603	15,289	5,966
Total	8,901	$5,510	$29,489	$13,145
As of September 30, 2019, total unamortized stock-based compensation expense related to employee and non-employee awards was $84.7 million. The weighted-average periods over which such stock-based compensation expense will be recognized is approximately 2.9 years.
10. Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Nine Months Ended September 30,
	2019	2018
Options issued and outstanding and ESPP shares issuable	11,981,119	9,644,444
Restricted shares subject to future vesting	826,511	910,452
Early exercised common stock subject to future vesting	10,423	182,299
Total	12,818,053	10,737,195

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

Our three clinical programs are our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program to address Parkinson’s disease, our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address neurodegenerative Alzheimer’s disease and amyotrophic lateral sclerosis ("ALS"), and a second RIPK1 inhibitor that our partner Sanofi is developing to address peripheral diseases such as rheumatoid arthritis. The two most advanced product candidates in our LRRK2 program, DNL201 and DNL151, are potent, selective and brain-penetrant small molecule LRRK2 inhibitor product candidates for Parkinson’s disease. The most advanced product candidate in our RIPK1 inhibitor program, DNL747, is a potent, selective and brain-penetrant small molecule RIPK1 inhibitor product candidate for various neurological diseases, including Alzheimer’s disease and ALS. The following table summarizes key information about our clinical stage programs:

Program	Product Candidate(s)	Clinical Phase	Indication(s)	Operational Control
LRRK2	DNL201	Ph 1b	Parkinson's disease	Denali
	DNL151	Ph 1 and Ph 1b
RIPK1 (CNS)	DNL747	Ph 1b	Alzheimer's disease	Denali
		Ph 1b	ALS	Sanofi
RIPK1 (Peripheral)	DNL758	Ph 1	Systemic inflammatory diseases	Sanofi

We have also developed a proprietary BBB platform technology, our transport vehicle ("TV"), which is designed to effectively transport antibodies (antibody transport vehicle ("ATV")) and enzymes (enzyme transport vehicle ("ETV")) across the BBB. This technology is designed to engage the transferrin receptor, which is ubiquitously expressed in brain capillaries and facilitates transport of transferrin into the brain. We are currently optimizing and broadening this platform technology. We plan to have multiple product candidates that utilize our ATV or ETV platforms enter clinical development in 2020 and 2021, including an enzyme replacement for iduronate 2-sulfatase (“ETV:IDS") which we expect to enter clinical development in the first half of 2020.

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

Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in understanding neurodegenerative disease pathways.

Key operational and financing milestones in 2019 to date include:

•In February 2019, we received a payment of $5.0 million related to a preclinical milestone earned in December 2018 under the Takeda Collaboration Agreement;

•In January 2019, we announced, in collaboration with our partner Sanofi, the first patient dosed in our Phase 1b study of DNL747 in ALS patients, and in February 2019, we announced the first patient dosed in our Phase 1b study of DNL747 in Alzheimer's disease patients;

•In February 2019, DNL310 (ETV:IDS), which we are developing to treat mucopolysaccharidosis type II ("MPS II") or Hunter Syndrome patients, was granted orphan drug designation and rare pediatric disease designation by the FDA. DNL310 utilizes our proprietary ETV platform designed to bring IDS across the BBB and into the brain. We plan to commence a Phase 1/2 clinical study of DNL310 in Hunter Syndrome patients in mid-2020;

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

•In July 2019, our partner Sanofi commenced dosing of our partnered small molecule RIPK1 inhibitor, DNL758, in a Phase 1 clinical study in healthy volunteers. This triggered a milestone payment of $10.0 million, which was received in August 2019;

•In September 2019, we announced the first patient dosed in our Phase 1b study of DNL151 in patients with Parkinson's disease, and the launch of our Engage Parkinson's website;

•In October 2019, we enrolled the first patient in a biomarker study for our ETV:IDS program in Hunter Syndrome. This non-interventional study is expected to yield critical biomarker and clinical data in patients to inform future clinical studies with DNL310 (ETV:IDS) and facilitate patient recruitment into these studies; and

•In November 2019, we announced progress of our DNL747 Phase 1b trials in Alzheimer's disease and ALS, commencement of enrollment of an ALS open label extension in the Netherlands and expansion of sites for the Phase 1b ALS study into the United States. We intend, together with our partner Sanofi, to evaluate the full data set from the ongoing clinical and preclinical studies to inform decisions on further clinical testing for our RIPK1 program. The timing of such decisions is delayed to mid-2020.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, and the proceeds from our initial public offering ("IPO") and payments received from our collaboration agreements with Takeda and Sanofi.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $46.3 million and $143.6 million for the three and nine months ended September 30, 2019 respectively, and $35.4 million and $113.8 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $371.5 million. We expect to continue to incur significant expenses and operating losses as we advance our LRRK2 and RIPK1 programs through patient trials; initiate first-in-human trials for our ETV:IDS and EIF2B programs, broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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
Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and BBB platform technology include:

•external research and development expenses, including:

–expenses incurred under arrangements with third parties, such as contract research organizations ("CROs"), preclinical testing organizations, contract manufacturing organizations ("CMOs"), academic and non-profit institutions and consultants;

–expenses to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use;

–fees related to our license and collaboration agreements;

•personnel related expenses, including salaries, benefits and stock-based compensation expense; and

•other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

A portion of our research and development expenses are direct external expenses, which we track on a program-specific basis once a program has commenced late-stage IND-enabling studies.

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our BBB platform technology. These expenses include those incurred by us relating to our Takeda Collaboration Agreement and Sanofi Collaboration Agreement. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including rent and depreciation, and lab consumables.

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

General and Administrative

General and administrative expenses include personnel-related expenses, such as salaries, benefits, travel and stock-based compensation expense, expenses for outside professional services and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent, depreciation and other expenses related to our office and research and development facility not otherwise included in research and development expenses.

We expect to continue to incur certain expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase our administrative headcount as we advance our product candidates through clinical development, which will also increase our general and administrative expenses.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents, and marketable securities, unrealized gains and losses on foreign currency hedges, and sublease income.
Results of Operations
Comparison of the three and nine months ended September 30, 2019 and 2018

The following tables set forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Collaboration revenue	$13,604	$1,195	$12,409	*	%
Operating expenses:
Research and development	52,544	30,321	22,223	73
General and administrative	11,215	8,838	2,377	27
Total operating expenses	63,759	39,159	24,600	63
Loss from operations	(50,155)	(37,964)	(12,191)	32
Interest and other income, net	3,782	2,593	1,189	46
Income tax benefit	113	—	113	*
Net loss	$(46,260)	$(35,371)	$(10,889)	31%
__________________________________________________
*  Percentage is not meaningful.

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Collaboration revenue	$22,006	$3,484	$18,522	*	%
Operating expenses:
Research and development	141,831	103,274	38,557	37
General and administrative	35,601	21,304	14,297	67
Total operating expenses	177,432	124,578	52,854	42
Loss from operations	(155,426)	(121,094)	(34,332)	28
Interest and other income, net	11,411	7,321	4,090	56
Income tax benefit	426	—	426	*
Net loss	$(143,589)	$(113,773)	$(29,816)	26%
__________________________________________________
*  Percentage is not meaningful.

Collaboration Revenue. Collaboration revenue was $13.6 million and $22.0 million for the three and nine months ended September 30, 2019, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2018, respectively.

The increase in collaboration revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due to $12.5 million of revenue recognized under our Sanofi Collaboration Agreement which included the $10.0 million milestone earned upon Sanofi’s commencement of a DNL758 Phase I clinical trial in healthy volunteers, partially offset by a decrease in revenue recognized under the Takeda Collaboration Agreement of $0.1 million.

The increase in collaboration revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to $19.5 million of revenue recognized under our Sanofi Collaboration Agreement which included the $10.0 million milestone earned upon Sanofi’s commencement of a DNL758 Phase I clinical trial in healthy volunteers, partially offset by a decrease in revenue recognized under the Takeda Collaboration Agreement of $1.0 million.

Research and development expenses. Research and development expenses were $52.5 million and $141.8 million for the three and nine months ended September 30, 2019, respectively, compared to $30.3 million and $103.3 million for the three and nine months ended September 30, 2018, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LRRK2 program external expenses	$8,920	$2,745	$21,536	$8,992
RIPK1 program external expenses	3,964	3,912	10,777	8,859
ETV program external expenses	4,096	1,708	12,137	3,644
Other BBB program external expenses	3,320	1,207	9,776	3,213
BBB platform external expenses	541	956	1,326	29,153
Other external research and development expenses	6,441	2,812	16,437	7,116
Personnel-related expenses (1)	16,423	11,122	45,413	28,220
Other unallocated research and development expenses	8,839	5,859	24,429	14,077
Total research and development expenses	$52,544	$30,321	$141,831	$103,274
__________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $4.9 million and $14.2 million for the three and nine months ended September 30, 2019, respectively, and $2.9 million and $7.2 million for the three and nine months ended September 30, 2018, respectively, reflecting increases of $2.0 million and $7.0 million, respectively.

There was an increase in total research and development expenses of $22.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This reflects increases in external expenses related to our portfolio, including an increase of $6.1 million in LRRK2 program external expenses, an increase of $2.4 million in ETV program external expenses, an increase of $2.1 million in other BBB program external expenses, and an increase of $0.1 million in RIPK1 program external expenses. Further, there was a $5.3 million increase in personnel-related expenses, consisting of a $3.3 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $2.0 million increase in stock-based compensation expense primarily attributable to new equity award grants. There was also a $3.6 million increase in other external research and development expenses to support our growing pipeline, and an increase in other unallocated research and development expenses of $3.0 million, which was primarily due to an increase in facilities-related expenses of $1.6 million resulting from increased rent expense associated with the new headquarters lease. These increases were partially offset by a $0.4 million decrease in BBB platform associated expenses.

There was an increase in total research and development expenses of $38.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This reflects increases in external expenses related to our portfolio, including an increase of $12.6 million in LRRK2 program external expenses, an increase of $8.5 million in ETV program external expenses, an increase of $6.6 million in other BBB program external expenses, and an increase of $1.9 million in RIPK1 program external expenses. Further, there was a $17.1 million increase in personnel-related expenses, consisting of a $10.1 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $7.0 million increase in stock-based compensation expense primarily attributable to new equity award grants and certain performance and market-based awards. There was also an increase in other unallocated research and development expenses of $10.4 million, which was primarily due to an increase in facilities-related expenses of $7.6 million resulting from increased rent expense associated with the new headquarters lease, and a $9.3 million increase in other external research and development expenses to support our growing pipeline. These increases were partially offset by a $27.9 million decrease in BBB platform associated expenses, the majority of which related to expenses incurred in the nine months ended September 30, 2018 associated with the nomination of two additional Fcab targets under the F-star Collaboration Agreement, and the acquisition of F-star Gamma Limited in May 2018.

General and administrative expenses. General and administrative expenses were $11.2 million for the three months ended September 30, 2019 compared to $8.8 million for the three months ended September 30, 2018. The increase of approximately $2.4 million was primarily attributable to a $2.1 million increase in personnel-related expenses, driven by higher headcount and stock-based compensation expense associated with new equity award grants. Additionally, there was a $0.3 million increase in facilities-related expenses, including increased rent expense associated with the new headquarters lease.
General and administrative expenses were $35.6 million for the nine months ended September 30, 2019 compared to $21.3 million for the nine months ended September 30, 2018. The increase of approximately $14.3 million was primarily attributable to a $11.4 million increase in personnel-related expenses, driven primarily by higher headcount and stock-based compensation expense associated with new equity award grants and certain performance and market-based awards. Additionally, there was a $1.5 million increase in facilities related expenses, including increased rent expense associated with the new headquarters lease, and a $0.6 million increase in legal expenses and other professional services to support our operations, with the remainder of the difference relating to other miscellaneous costs such as insurance and taxes.
Interest and other income, net. Interest and other income, net was $3.8 million for the three months ended September 30, 2019 compared to $2.6 million for the three months ended September 30, 2018. The increase of $1.2 million is primarily due to $0.9 million of sublease income received in the three months ended September 30, 2019, as well as slightly higher interest rates on marketable securities in our portfolio. There was no sublease income for the three months ended September 30, 2018.
Interest and other income, net was $11.4 million for the nine months ended September 30, 2019 compared to $7.3 million for the nine months ended September 30, 2018. The increase of $4.1 million reflects increased interest rates on marketable securities in our portfolio. Further, we received $1.7 million of sublease income in the nine months ended September 30, 2019 but no sublease income for the nine months ended September 30, 2018.
Income tax benefit. Income tax benefit was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019 due to the tax benefit associated with unrealized gain on marketable securities in a gain position in other comprehensive income. There was no income tax benefit for the three and nine months ended September 30, 2018.

Liquidity and Capital Resources
Sources of Liquidity

We have funded our operations primarily from the issuance and sale of convertible preferred stock, proceeds from our IPO and payments received from our collaboration agreements with Takeda and Sanofi. We received $264.3 million from our IPO in December 2017.

Pursuant to the Takeda Collaboration Agreement, we have received $55.0 million related to upfront and milestone payments through September 30, 2019. Further, under the associated Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.

Pursuant to the Sanofi Collaboration Agreement, we received an upfront payment of $125.0 million in November 2018, and a milestone payment of $10.0 million in August 2019, which was triggered by the commencement of a DNL758 Phase 1 clinical trial in healthy volunteers. We have received further payments of $9.1 million for performance of Retained Activities through September 30, 2019.

As of September 30, 2019, we had cash, cash equivalents and marketable securities in the amount of $502.9 million.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $371.5 million through September 30, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(103,933)	$(43,069)
Net cash provided by (used in) investing activities	105,327	(226,019)
Net cash provided by financing activities	4,156	95,329
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,550	$(173,759)
Net Cash Used In Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities was $103.9 million, which consisted of a net loss of $143.6 million, adjusted by non-cash expenses primarily related to stock-based compensation, depreciation, and non-cash rent expenses, partially offset by net amortization of discounts on marketable securities. Cash used in operating activities was also driven by changes in our operating assets and liabilities.

During the nine months ended September 30, 2018, cash used in operating activities was $43.1 million, which consisted of a net loss of $113.8 million, adjusted by non-cash expenses related to stock-based compensation and depreciation expenses, partially offset by net amortization of discounts on marketable securities. Cash used in operating activities was also driven by changes in our operating assets and liabilities primarily due to an increase of $57.1 million in the contract liability for revenue not yet recognized related to the Takeda Collaboration Agreement.
Net Cash Provided By (Used In) Investing Activities

During the nine months ended September 30, 2019, cash provided by investing activities was $105.3 million, which consisted of $339.6 million in proceeds from the maturity of marketable securities, partially offset by $219.1 million of purchases of marketable securities and $15.1 million of capital expenditures to purchase property and equipment.

During the nine months ended September 30, 2018, cash used in investing activities was $226.0 million, which consisted of $400.6 million of purchases of marketable securities and $2.0 million of capital expenditures to purchase property and equipment, partially offset by $176.6 million in proceeds from the maturity of marketable securities.
Net Cash Provided By Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities was $4.2 million, which consisted entirely of proceeds from the exercise of options to purchase common stock and issuance of ESPP shares.

During the nine months ended September 30, 2018, cash provided by financing activities was $95.3 million, which consisted of the $94.4 million market value of the 4,214,559 shares of common stock issued to Takeda in February 2018 under the Stock Purchase Agreement, and $2.3 million of proceeds from the exercise of common stock options. These amounts were partially offset by $1.4 million for payments of issuance costs related to the issuance of common and preferred stock.

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
As of September 30, 2019 and December 31, 2018, we had open non-cancellable purchase orders for biological product development and manufacturing costs totaling $22.7 million and $24.7 million respectively. The activities under these purchase orders are expected to be completed by November 2024. As of September 30, 2019 and December 31, 2018, we had total non-refundable purchase commitments of $8.8 million and $14.0 million, respectively, under the DMSA.
During the three months ended September 30, 2019 and 2018, we incurred costs of $3.0 million and $1.4 million, respectively, and made payments of $2.5 million and $1.3 million, respectively, for the development and manufacturing services rendered under the DMSA. During the nine months ended September 30, 2019 and 2018, we incurred costs of $9.7 million and $2.6 million, respectively, and made payments of $9.0 million and $2.0 million, respectively, for the development and manufacturing services rendered under the DMSA.
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

Other than the updated leases accounting policy included below, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 12, 2019.

Leases

We make a determination as to whether an arrangement is a lease at inception. We recognize a right-of-use (“ROU”) asset and operating lease liability for identified operating leases in the Condensed Consolidated Balance Sheets.
ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease ROU assets and liabilities at commencement date based on the present value of lease payments due over the lease term, with the ROU assets adjusted for lease incentives received. When determining the present value of lease payments, we use our incremental borrowing rate (“IBR”) on the date of lease commencement, or the rate implicit in the lease, if known. We do not assume renewals or early terminations in our determination of the lease term unless it is reasonably certain at lease inception to exercise these options.
We do not include leases with an initial term of 12 months or less on the balance sheet, unless they include an option to purchase the underlying asset which is reasonably certain of exercise. We recognize lease expenses on a straight-line basis over the lease term. We have leases with lease and non-lease components, which we have elected to account for as a single lease component.
Recent Accounting Pronouncements

Except as described in Note 1 to the condensed consolidated financial statements under the headings "Recently Issued Accounting Pronouncement" and "Recently Adopted Accounting Pronouncement," there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 12, 2019, that are of significance or potential significance to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $502.9 million as of September 30, 2019, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of September 30, 2019, we had open forward foreign currency exchange contracts with notional amounts of $7.6 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at September 30, 2019 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.8 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, including net losses of $46.3 million and $143.6 million for the three and nine months ended September 30, 2019, respectively, and $35.4 million and $113.8 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $371.5 million.

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration ("FDA"), or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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

Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the issuance and sale of convertible preferred stock, the proceeds from our IPO and cash proceeds under our Takeda Collaboration Agreement and Sanofi Collaboration Agreement. We are currently advancing three product candidates, DNL201, DNL151 and DNL747, through clinical development and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical development of our seed programs and, in particular, advance our core programs through preclinical development and clinical trials. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of September 30, 2019, we had $502.9 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have never completed a clinical development program. In the past two years, we have discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. We currently have one product candidate, DNL201, in a Phase 1b clinical study in Parkinson's disease patients with and without the genetic LRRK2 mutation, one product candidate, DNL747, in Phase 1b clinical studies in ALS and Alzheimer's disease patients, and one product candidate, DNL151, in both a Phase 1 clinical trial in healthy volunteers and Phase 1b clinical trial in Parkinson's disease patients. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver test abnormalities in some clinical trial healthy volunteer participants. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union ("EU"), and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities or do so within the time frame we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue, business, financial condition, results of operations and growth prospects could be negatively affected.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an investigational new drug application ("IND"), or a clinical trial application ("CTA"), will result in the FDA or European Medicines Agency ("EMA"), as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Our most advanced LRRK2 product candidate, DNL201, is in a Phase 1b clinical study in Parkinson's disease patients with and without the genetic LRRK2 mutation. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA. Our other clinical stage programs are DNL747, which is in Phase 1b clinical studies in ALS and Alzheimer's disease patients, and DNL151 which is in both a Phase 1 clinical trial in healthy volunteers and a Phase 1b clinical trial in Parkinson's disease patients. In the nonclinical safety studies for DNL201, DNL747 and DNL151, toxicities were observed at high doses in rat and/or cynomolgus monkey above doses and exposures that will be tested in the clinic. We cannot assure you that DNL201, DNL747 and DNL151 or our other product candidates will not be subject to new, partial or full clinical holds in the future.

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

Our most advanced product candidates, DNL201, DNL747 and DNL151 are currently our only clinical stage product candidates. DNL201 and DNL747 are in Phase 1b trials in patients, and DNL151 is in both a Phase 1 clinical trial in healthy volunteers and a Phase 1b clinical trial in patients. In trials to date, all three molecules have been well tolerated. Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL201, DNL747 and/or DNL151 and could lead to delays and/or termination of the development of these product candidates.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of September 30, 2019, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we do not own or in-license any issued United States patents covering the composition of matter of the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or any issued United States patents that cover the composition of matter of antibodies or enzymes being developed in our TREM2, aSyn, Tau or IDS core programs. We have filed or intend to file patent applications on these aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, core programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, core programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, core programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

As of September 30, 2019, we had over 255 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $118.6 million, and federal research and development tax credit carryforwards of approximately $7.5 million which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our IPO in December 2017 and private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

As of September 30, 2019, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the date we qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our IPO, or December 31, 2022. References herein to "emerging growth company" are intended to have the meaning associated with it in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

DENALI THERAPEUTICS INC.

Date:	November 6, 2019	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2019	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)