Form 10-K
period 2019-12-31
Denali Therapeutics Inc.
filed 2020-02-27
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(650) 866-8548
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DNLI	The NASDAQ Global Select Market
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $715.6 million, based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 28, 2019 of $20.76 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of outstanding shares of the registrant’s common stock as of February 19, 2020 was 105,423,277 par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2019 fiscal year ended December 31, 2019.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:
•the success, cost and timing of our development activities, preclinical studies and clinical trials, and in particular the development of our blood-brain barrier ("BBB") platform technology, programs and biomarkers;
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
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•our financial performance.
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

Neurodegeneration represents one of the most significant unmet medical needs of our time, with few effective therapeutic options available for patients with neurodegenerative diseases. Recent genetic insights are revealing the underlying biology of neurodegeneration and potential drug targets while enabling better patient selection, similar to how genetic insights have transformed the field of oncology.

Our scientific strategy is guided by three overarching principles that we believe will significantly increase the probability of success and accelerate the timing to bring effective therapeutics to patients with neurodegenerative diseases:

Genetic Pathway Potential - We select our therapeutic targets and disease pathways based on studies that link human genetic variation to the risk of developing a neurodegenerative disease. These studies identify genes that, when mutated, cause, or are major risk factors for, neurodegenerative diseases, which we refer to as degenogenes.

Engineering Brain Delivery - We engineer our product candidates to cross the blood-brain barrier ("BBB"), and act directly in the brain.

Biomarker-Driven Development - We discover, develop and utilize biomarkers to select the right patient population and demonstrate target engagement, pathway engagement and impact on disease progression of our product candidates.

By executing this strategy with a team of experienced and passionately dedicated scientists and drug developers, we believe we can succeed in a field that has seen limited progress over the past several decades. We have a focused yet diversified portfolio with fifteen programs.

To further increase the probability of success of our programs, we make parallel investments in lead and back-up development candidates, and plan to advance only those candidates to the later stages of clinical development that show strong preclinical and early clinical data. We replenish, grow and optimize our portfolio through in-house discovery and external business development activities, in each case enabled by our strong internal research and development expertise and capabilities. We maintain a high bar to move our product candidates through development and quickly terminate molecules and programs based on data that do not meet our rigorous discovery and development standards.

Collaborations and partnering are central components of our strategy to build and develop our portfolio of product candidates. We have arrangements with biopharmaceutical companies, technology companies, academic institutions, foundations, and patient-focused data companies. Notable active arrangements we have include those with Takeda Pharmaceutical Company Limited ("Takeda"), Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"), Genentech, Inc., F-star, Sirion, Harvard University, the Michael J. Fox Foundation, and Centogene, amongst others. Through these arrangements, we are able to gain access to new product candidates, deepen our scientific understanding of certain areas of biology, identify potential patients for our clinical trials and thereby accelerate and increase the probability of success of the development of our programs. We believe that being an active participant in the scientific community and accessing external innovation is important to our success and we plan to remain active in business development activities. Our goal is to be the most attractive partner for academic groups and companies in the field of neurodegeneration based on our singular focus, deep scientific expertise in neurodegeneration and BBB biology, established research and development capabilities and ability to execute development programs with speed and scientific rigor.

We have retained significant development and commercialization rights to all of our programs, including the programs partnered with Takeda, as well as with Sanofi for central nervous system ("CNS") indications, where we share responsibility for clinical development and share commercialization rights in the US and China.
Our Approach to Defeating Neurodegeneration
Disease Overview

Neurodegenerative diseases are a collection of conditions defined by progressive nervous system dysfunction, degeneration and/or death of neurons causing cognitive decline, functional impairment and eventually death. Neurodegeneration represents one of the most significant unmet medical needs of our time, with the aging of the population and the lack of effective therapeutic options causing a rapid increase in the number of patients. The two most common neurodegenerative diseases are Alzheimer’s disease, representing an estimated 60% to 70% of all dementias according to the World Health Organization, and Parkinson’s disease. In the United States, 5.8 million people suffer from Alzheimer’s disease, as many as one million people suffer from Parkinson’s disease, and more than 16,000 patients suffer from ALS, according to estimates from the Alzheimer’s Association, the Parkinson’s Disease Foundation, and the ALS Association, respectively.

The cost to society from neurodegenerative disease is enormous. The direct costs of caring for individuals with Alzheimer’s disease and other dementias in the United States were an estimated $290 billion in 2019. By 2050, these costs could rise to $1.1 trillion, according to the Alzheimer’s Association. In the United States, the total cost of care to patients suffering from Alzheimer’s disease and other dementias far exceeds that of many other diseases, including cancer.

Our target indications include diseases with large patient populations, such as Alzheimer’s disease and Parkinson’s disease, as well as orphan indications, such as mucopolysaccharidosis type II ("MPS II", or "Hunter syndrome"), and amyotrophic lateral sclerosis ("ALS").

Degenogene Biology

Since 2007, the number of genetic associations discovered in neurodegenerative diseases has grown rapidly. Degenogenes identify important disease pathways that, when dysregulated, increase the risk of developing neurodegenerative disease, and provide a strong scientific foundation for prioritizing drug development programs. We currently focus on programs that seek to modulate three key disease pathways:

Lysosomal Function: Dysfunction of the lysosomal system is associated with several neurodegenerative diseases, including Parkinson’s disease and neurodegeneration in the context of lysosomal storage diseases ("LSDs"). Degenogenes linked to lysosomal function include leucine-rich repeat kinase 2 ("LRRK2"), progranulin ("PGRN"), alpha-synuclein ("aSyn"), and lysosomal enzymes, including iduronate 2-sulfatase ("IDS"), Sulfamidase ("SGSH"), and glucocerebrosidase ("GBA").

Glial Biology: Degenogenes implicate immune dysfunction in the brains of patients with Alzheimer’s disease and other neurodegenerative diseases. These degenogenes include TREM2 and numerous other genes that are highly expressed in inflamed microglia, the resident immune cells of the brain. We believe the impact of immune modulation in neurodegeneration is a promising approach to treating disease. Specifically, receptor interacting serine/threonine protein kinase 1 ("RIPK1"), a kinase downstream of the TNF receptor pathway, is overactive in inflamed microglia and several other cells in the brain.

Cellular Homeostasis: The brain is particularly susceptible to defects in lipid, protein or RNA homeostasis. Mutations in several ALS / Frontotemporal Dementia ("FTD") degenogenes alter RNA homeostasis and increase cellular stress. EIF2B is an essential regulator of cellular stress, and modulators of EIF2B activity have been shown to be beneficial in numerous in vitro and in vivo models of neurodegenerative disease. Other degenogenes linked to cellular homeostasis include amyloid precursor protein ("APP"), Tau and Apolipoprotein E.

BBB Platform Technology

Our Transport Vehicle ("TV") technology enables several classes of biotherapeutics to more effectively cross the BBB, including enzymes, antibodies, proteins and oligonucleotides. This technology is designed to engage specific BBB transport receptors, which are ubiquitously expressed in brain capillaries and facilitate transport of proteins into the brain (Figure 1).

Blood
Tight junction
Transporter
Endothelial Cell
Astrocyte
Target
Neuron
Brain
ATV
TfR
Tf
Tf
endothelial cell membrane
Antibody Transport Vehicle (ATV)
Enzyme Transport Vehicle (ETV)
Protein Transport Vehicle (PTV)
Oligonucleotide Transport Vehicle (OTV)

Figure 1: Engineering brain delivery. Schematic of the TV technologies, designed to cross the BBB through receptor-mediated transcytosis, leveraging endogenous receptors expressed on endothelial cells in the vasculature of the brain.

The platform has demonstrated proof of concept safety and pharmacokinetic/pharmacodynamic data in mouse and nonhuman primate models, including a robust and sustained pharmacodynamic effect in the brain after intravenous ("IV") dosing of a TV-enabled antibody, while a standard antibody had minimal pharmacodynamic effect, and robust and sustained efficacy in the brain in a mouse model of Hunter syndrome after IV dosing of a TV-enabled IDS enzyme, while a standard recombinant IDS enzyme had only minimal effect. The improvement in brain exposure may enable TV-enabled product candidates to achieve therapeutically relevant concentrations in the brain after systemic administration, making them potentially superior to traditional antibody and enzyme therapeutics in targeting neurodegenerative diseases. Our TV technology is differentiated from other BBB technologies through its engineering approach, which may provide superior stability, safety, and higher exposure of drug candidates in the brain.

TV Technology enables multiple modality-based platforms to effectively deliver a wide range of large molecule therapeutics across the **Blood-Brain Barrier**

transferrin
receptor (TfR)
binding site
integrated into Fc

Enzyme Transport Vehicle
(ETV)
Antibody Transport Vehicle
(ATV)
Protein Transport Vehicle
(PTV)
Oligonucleotide Transport Vehicle
(OTV)

Other RMT BBB approaches

TfR
binding
TfR
binding
TfR
binding
Single Chain
Antibody Fusion
Standard Protein
Antibody Fusion

Distinct TV engineering may translate into improved properties

- **Natural IgG Fc structure** without linkers or appended sequences
- **Monovalent, optimized affinity binding** to avoid vascular trapping and TfR degradation
- Ability to introduce or silence **effector function**
- Ability to deliver antibodies (**ATV**), enzymes (**ETV**), proteins (**PTV**), and ASOs (**OTV**)

Higher brain exposure

Greater modularity

Longer half-life

Better safety

Figure 2: Transport Vehicle technology is highly differentiated

Our pipeline includes nine programs that are based on our TV technology, including the most advanced program ETV:IDS (DNL310) for which we expect to initiate a Phase 1/2 study in patients with Hunter syndrome in the first half of 2020 and obtain human proof of concept data by the end of 2020. Leveraging the modularity of the TV technology, we believe we can expand our portfolio with several new programs in the future.

Figure 3: Transport Vehicle technology provides opportunities for platform expansion

Biomarkers

As part of our strategy, we identify and validate biomarkers which are relevant for both animal models and human trials, are critical for patient selection, predicting and measuring target engagement, supporting dose selection and enabling decisions on progression of product candidates to the next phase of development. When practicable, we are developing patient selection biomarkers for our programs to enable identification of patients with the relevant disease biology and stage of disease likely to benefit from targeted therapy in order to increase the likelihood of success of clinical trials. Ultimately, by reducing the number of patients that are likely to experience a low treatment response, we expect to positively impact market acceptance of these targeted therapies driven by high and meaningful response rates within the targeted population as defined by the patient selection biomarkers. In certain indications, regulatory approval may limit the market of a product candidate to target patient populations when patient selection biomarkers are used. In these indications, regulatory authorities may require us to run additional clinical trials prior to expanding the label for approval that includes a broader patient population.
Our Programs
The following table summarizes key information about our programs and pipeline:

Figure 4: Denali’s Current pipeline

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development. We discuss our most advanced programs in further detail below.
LRRK2 Inhibitor Program

DNL201 and DNL151 are the two most advanced LRRK2 product candidates in our portfolio, and are potent, selective and brain-penetrant small molecule inhibitors of LRRK2 under investigation for treatment of Parkinson’s disease. We recently completed a Phase 1b clinical trial for DNL201 in Parkinson’s disease patients both with and without a genetic LRRK2 mutation. DNL151 is currently in a Phase 1 clinical trial in healthy volunteers and a Phase 1b study in Parkinson’s disease patients.
LRRK2 is a protein involved in regulating lysosomal function by modifying Rab proteins, which control intracellular lysosomal trafficking. Mutations in the LRRK2 gene that cause Parkinson’s disease increase LRRK2 kinase activity leading to excessive phosphorylation of Rab proteins, thereby disrupting normal lysosomal movement and maturation. Inhibition of LRRK2 kinase activity with a LRRK2 kinase inhibitor reduces Rab phosphorylation and restores normal lysosomal function.
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

To provide greater insight into the effects of LRRK2 inhibitors on lysosomal biology in humans, in addition to pRab10 phosphorylation, we have measured di-22:6-bis(monoacylglycerol)phosphate ("BMP di22:6") in the urine of subjects treated with LRRK2 inhibitors. BMP di22:6 is a lysosomal lipid biomarker that indicates changes in lysosome function associated with LRRK2 inhibition and is elevated in individuals that carry LRRK2 disease-associated mutations.

Results of DNL201 phase 1 clinical study in healthy volunteers

The DNL201 Phase 1 clinical trial in healthy volunteers was completed in July 2018. This was a randomized, double-blind, placebo-controlled, single-center clinical trial in 105 healthy young and 17 healthy elderly subjects to investigate the safety and tolerability of single and multiple oral doses of DNL201 and characterize the PK and PD of DNL201 in plasma and CSF. In this trial, DNL201 met all objectives including CSF exposure levels and LRRK2 inhibition, as well as evidence of pathway engagement, at doses that were well tolerated. The data from this clinical trial supported our decision to initiate the Phase 1b clinical study in Parkinson’s disease patients.

Results of DNL201 phase 1b clinical study in Parkinson’s disease patients

The DNL201 Phase 1b clinical trial in Parkinson’s disease patients was completed in December 2019, and safety and biomarker data from this study, including biomarkers of lysosomal function, support advancement to the next stage of clinical development (figure 5A below).

This study (NCT03710707) was a 28-day, randomized, placebo controlled Phase 1b clinical trial in patients with mild to moderate Parkinson’s disease, with and without genetic LRRK2 mutations. Its purpose was to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, and target and pathway engagement biomarkers in multiple oral doses of DNL201. Exploratory endpoints included certain clinical endpoints. The 28 patients dosed in the study were randomized to receive either a low dose of DNL201, a high dose of DNL201, or placebo.

Safety

DNL201 was generally well tolerated at the low dose and the majority of subjects experienced either no or mild adverse events (“AEs”). There was one serious adverse event considered unrelated to drug. At the high dose, the majority of subjects experienced either mild or moderate AEs and there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). All treatment-related AEs were manageable and reversible.

Target and Pathway Engagement

The Phase 1b results with DNL201 in patients with Parkinson’s disease met all biomarker goals by demonstrating greater than 50 percent inhibition of pS935 LRRK2 and pRAB10 in blood for both doses tested and improvement of the lysosomal biomarker BMP (22:6-bis-monoacylglycero-phosphate) by 20 percent and 60 percent in urine at the low and high dose, respectively.

Figure 5A: Left: DNL201 demonstrates: pS935 LRRK2 inhibition, a biomarker of LRRK2 kinase activity and target engagement. Middle: pRab10 inhibition, a biomarker of LRRK2 kinase pathway engagement linked to lysosomal regulation. Right: reduction in urinary BMP, an established biomarker of lysosomal dysfunction in biofluids that is elevated in LRRK2 mutation carriers.

Preliminary Results of DNL151 phase 1 clinical study in healthy volunteers

Preliminary results from the ongoing Phase 1 study for DNL151 in healthy volunteers demonstrated an encouraging safety and pharmacokinetic/pharmacodynamic profile (Figure 5B). DNL151 was generally well tolerated at all doses tested, and the majority of subjects experienced either no or mild AEs. Target and pathway engagement of greater than 50 percent and a dose-dependent reduction of BMP in urine of up to 50 percent were observed at clinically relevant doses. Given these positive data, both of the ongoing DNL151 Phase 1 and Phase 1b clinical trials have been expanded to study higher doses.

Figure 5B: Left: DNL151 demonstrates: Left-pS935 LRRK2 inhibition, a biomarker of LRRK2 kinase activity and target engagement. Middle: pRab10 inhibition, a biomarker of LRRK2 kinase pathway engagement linked to lysosomal regulation. Right: reduction in urinary BMP.

Status of DNL151 phase 1b clinical study in Parkinson’s disease patients

This study is a 28-day, multicenter, randomized, placebo controlled, double-blind Phase 1b clinical trial in patients with mild-to-moderate Parkinson’s disease. Its purpose is to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, including target and pathway engagement biomarkers as well as certain exploratory clinical endpoints, after multiple oral doses of DNL151. To date, 25 patients have been enrolled in the study, and the protocol has been amended to expand the study with up to 10 additional patients. Final data readout from this trial is expected to be presented in mid-2020.
Future Development Plan

DNL151 is currently in a Phase 1 clinical trial in healthy volunteers and a Phase 1b biomarker study in Parkinson’s disease patients. After completion of the ongoing Phase 1 and Phase 1b studies for DNL151 in mid-2020, we will have dosed more than 300 subjects with one of our LRRK2 inhibitors. Upon completion of the ongoing clinical studies, as well as ongoing chronic toxicology studies, we plan to select either DNL201 or DNL151 for advancement into a Phase 2/3 clinical trial.

Other LRRK2 Compounds

Genetic and functional studies have linked LRRK2 and other proteins that modulate lysosomal function to Crohn's disease. Excessive LRRK2 activity leads to a reduction in lysosomal function, which contributes to the inflammation and intestinal dyshomeostasis that are characteristic of this disorder. We have discovered potent and selective small molecule inhibitors of LRRK2 and have selected a lead clinical candidate for treatment of Crohn's disease.
RIPK1 Inhibitor Program

DNL747 is the most advanced product candidate in our receptor interacting serine/threonine protein kinase 1, or RIPK1, inhibitor program, and is a potent, selective and brain-penetrant small molecule RIPK1 inhibitor. As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Sanofi on the RIPK1 inhibitor program in neurological diseases, including Alzheimer’s disease, ALS and multiple sclerosis ("MS").
RIPK1 is a critical signaling protein in the tumor necrosis factor receptor pathway and is a regulator of inflammation and cell death. Increased RIPK1 activity in the brain drives neuroinflammation and cell necroptosis and contributes to neurodegeneration. RIPK1 inhibition has been shown to have beneficial effects in preclinical models of Alzheimer’s disease, ALS and other diseases.

Biomarker-Driven Development

Target engagement has been characterized using a marker of RIPK1 activity, autophosphorylation of RIPK1 at Serine166 (pS166). This biomarker has been characterized in in vitro assays in human and monkey PBMCs and has been demonstrated to be robustly reduced by RIPK1 inhibitors.
Results of phase 1 clinical study in healthy volunteers

The Phase 1 clinical trial of DNL747 in healthy volunteers was completed in November 2018. This was a randomized, double-blind, placebo-controlled, single-center clinical trial in 56 healthy subjects to investigate the safety and tolerability of single and multiple oral doses of DNL747 and characterize the PK and PD of DNL747 in plasma and CSF. In this trial, DNL747 met all endpoints, including CSF exposure levels, RIPK1 inhibition, and pathway engagement, at doses that were well tolerated. The data from this clinical trial supported our decision to initiate the Phase 1b clinical studies in patients with ALS and Alzheimer’s disease.

Future Development Plan

Together with our partner Sanofi, we have completed enrollment in two Phase 1b patient biomarker studies in ALS and Alzheimer’s disease and have initiated an open-label extension, or OLE, study for patients with ALS. Based on final safety and biomarker data for the Phase 1b patient biomarker studies and ongoing chronic toxicology studies, we plan to determine the next steps in the clinical development plan for DNL747 in collaboration with Sanofi.
Other RIPK1 Compounds

As part of our parallel development strategy, we have also developed a number of other structurally diverse CNS-penetrant and peripherally-restricted RIPK1 inhibitor molecules, which are included as part of the collaboration agreement with Sanofi. After DNL747, the most advanced RIPK1 inhibitor molecule is DNL758, a Peripheral Product (as defined below) candidate which is in a Phase 1 clinical trial in healthy volunteers. Sanofi leads all clinical development activities with DNL758 for systemic inflammatory diseases.

ETV:IDS Enzyme Replacement Therapy Program

The IDS enzyme is responsible for breaking down the glycosaminoglycans ("GAGs") in the lysosome thereby maintaining lysosomal homeostasis. Genetic defects in IDS lead to a deficiency in IDS enzymatic activity in the lysosome and cause Hunter syndrome, which is characterized by abnormalities in the skeleton, heart, respiratory system, and the brain. Approximately two-thirds of Hunter syndrome patients suffer from central manifestations of the disease, which is characterized by intellectual disability and a progressive cognitive decline that emerges between three and five years of age. Hunter syndrome is currently treated with IV infusions of recombinant IDS protein. These treatments do not efficiently distribute to the brain and, therefore, cannot address the neurological symptoms of the disease. There is a demonstrated need for enzyme replacement therapies ("ERTs") that effectively cross the BBB so as to treat both central and peripheral manifestations of Hunter syndrome and other LSDs.

DNL310 ("ETV:IDS") is an intravenously, centrally administered ERT biotherapeutic enabled by our enzyme transport vehicle ("ETV"), designed to address both central and peripheral manifestations of the disease by restoring IDS and reducing GAGs, both peripherally and in the brain, in patients with Hunter syndrome. We have completed proof of concept short-term dosing studies with administration of comparable activity matched high doses of Elaprase and ETV-IDS (Figure 6A). In addition, we have completed studies with longer term dosing at lower dose levels to evaluate the lowest potential efficacious dose that demonstrates GAG reduction and reduction in NfL, a marker of neuroaxonal injury prevention (Figure 6B)

n=8 per IDS KO; TfRmu/hu group or 5 per TfRmu/hu group, data shown as mean +/- s.e.m.; *** p < 0.001, **** p < 0.0001, ns = not significant
Figure 6A: Left and middle: ETV:IDS reduces GAG levels in the liver in a mouse model of Hunter syndrome, comparable to the reduction seen with IDS, while ETV:IDS significantly reduces GAG levels in the brain as compared to IDS. Right: ETV:IDS significantly reverses BMP accumulation, a lipid biomarker, as compared to IDS.

n=10 per TfRmu/hu group, n= 9-10 per IDS KO; TfRmu/hu group; data shown as mean +/- s.e.m.; * p < 0.05, *** p < 0.001, **** p < 0.0001; 13 week dose range study
Figure 6B: 13 weeks IV administration dose range study of therapeutically-relevant doses in a mouse model of Hunter syndrome. Left and middle: ETV:IDS reduces levels of GAGs, substrates of the IDS enzyme, in the liver and brain; Right: ETV:IDS reduces levels of neurofilament light ("NfL"), a marker of neuronal injury.
Biomarker-Driven Development

We have developed and validated assays to quantify GAGs in CSF and urine of patients receiving DNL310. These assays are designed to measure changes in primary substrate accumulation that is a result of enzyme deficiency in these patients. In addition, we have identified pathway and disease biomarkers that are dysregulated in animal models of Hunter syndrome.
Future Development Plan

The investigational new drug application ("IND") for DNL310 was accepted in January 2020. We plan to initiate a Phase 1/2 study for DNL310 in Hunter syndrome patients in the first half of 2020. DNL310 will be our first therapeutic enabled by our TV BBB platform technology to enter the clinic and we intend to demonstrate proof of concept patient biomarker data for DNL310 by the end of 2020.
EIF2B Program

Mutations in several ALS / FTD degenogenes alter RNA homeostasis and drive chronic cellular stress in these diseases. Activators of EIF2B have demonstrated benefits in resolving cellular integrated stress response ("ISR") and restoring protein translation and RNA metabolism in numerous in vitro and in vivo models of neurodegenerative disease.

DNL343 is the most advanced product candidate in our EIF2B program, and is a brain penetrant small molecule designed to activate EIF2B function in ALS / FTD.
Biomarker-Driven Development

We have developed assays to measure ATF4 protein and ISR gene expression as proximal pathway markers of EIF2B activity in humans. ATF4 is a transcription factor that modulates ISR gene expression and is upregulated when cellular stress modifies EIF2B activity. These biomarkers have been characterized in in vitro assays and in human PBMCs.

Development Plan

We initiated a Phase 1 clinical trial of DNL343 in healthy volunteers in February 2020. The Phase 1 study is a randomized, double-blind, placebo-controlled, single-center clinical trial in 88 healthy subjects to investigate the safety and tolerability of single and multiple ascending oral doses of DNL343 and characterize the PK and PD of DNL343 in plasma and CSF. Initial safety and biomarker results from this study are expected by late 2020.
PTV:PGRN Program

PGRN is a soluble lysosomal protein that has critical functions in lysosomes and an innate immunity in the brain. Loss of function genetic mutations in the gene coding for PRGN, GRN, cause FTD by decreasing PGRN levels in the brain. PGRN is a soluble lysosomal protein required to maintain normal lysosomal function.

DNL593 is an intravenously, centrally administered recombinant PGRN biotherapeutic enabled by our protein transport vehicle ("PTV") designed to restore normal levels of PGRN in multiple cell types in the brain without interfering with normal PGRN processing. DNL593 has demonstrated the ability to improve lysosomal function both peripherally and in the brain. DNL593 is currently in IND-enabling studies, and we plan to file an IND or a clinical trial application ("CTA") in 2021. As described in more detail in “Business - Licenses and Collaborations” below, Takeda has the right to opt in to our PTV:PGRN program.
ATV:TREM2 Program

ATV:TREM2 is a therapeutic candidate designed to rescue microglial function in Alzheimer’s disease through modulating the activity of TREM2. Genetic studies suggest that immune dysregulation strongly contributes to the development and progression of Alzheimer’s disease. Microglia, the resident immune cells of the brain, show signs of activation and release of toxic cytokines in patients with Alzheimer’s disease. We have developed TV-enabled anti-TREM2 antibodies that have demonstrated significantly higher brain uptake compared to standard TREM2 antibodies as well as modulation of microglial gene expression in mouse models.

We have developed high affinity antibodies for TREM2 and are currently characterizing lead ATV:TREM2 therapeutic candidates. We plan to file an IND or CTA for this program in 2022. As described in more detail in “Business - Licenses and Collaborations” below, Takeda has the right to opt in to our ATV:TREM2 program.

Our portfolio includes additional preclinical programs, including programs targeting alpha-Synuclein ("ATV:aSyn"), Tau ("ATV:Tau") and SGSH ("ETV:SGSH"), which are enabled by our TV BBB platform technology. In addition to ATV:TREM2 and PTV:PGRN, our ATV:Tau program is partnered with Takeda as described in more detail in “Business - Licenses and Collaborations” below.

Licenses and Collaborations
Takeda Option and Collaboration Agreement
Overview

In January 2018, we entered into the Collaboration Agreement with Takeda ("Takeda Collaboration Agreement"), pursuant to which we granted Takeda an option with respect to our ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement provided that Takeda pay a $40.0 million upfront payment, which was received in February 2018. The Takeda Collaboration Agreement became effective in February 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied. In February 2019, we amended the agreement to replace the ATV:BACE1/Tau program with the ATV:Tau program.
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

Takeda is obligated to pay us up to an aggregate of $25.0 million with respect to each of the three programs under the Takeda Collaboration Agreement directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, of which $5.0 million was received when the Takeda Collaboration Agreement became effective. Additional payments totaling $10.0 million became due based on the achievement of certain preclinical milestone events in 2018, of which $5.0 million was received in November 2018 and $5.0 million was received in February 2019.
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

In addition, if Takeda exercises its option for all three collaboration programs, Takeda may be obligated to pay us up to an aggregate of $407.5 million upon achievement of certain clinical milestone events and up to an aggregate of $300.0 million in regulatory milestone events relating to receipt of regulatory approval in the United States, certain European countries and Japan. Further, Takeda may also be obligated to pay us up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $225.0 million if one biologic product from each program achieves the milestone.

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
Sanofi Collaboration and License Agreement
Overview

In October 2018, we entered into the Collaboration Agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule compounds that bind to and inhibit RIPK1 (“RIPK1 Inhibitors”) contributed by Sanofi and by Denali will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied.

Denali and Sanofi plan to jointly develop products containing RIPK1 Inhibitors for neurological indications, such as Alzheimer’s disease, ALS and MS, and Sanofi plans to develop and commercialize products containing RIPK1 Inhibitors for systemic inflammatory indications, such as rheumatoid arthritis and psoriasis.

The Sanofi Collaboration Agreement includes Denali’s and Sanofi’s RIPK1 Inhibitors that measurably penetrate the blood-brain barrier ("CNS Products"), and Denali’s and Sanofi’s RIPK1 Inhibitors that do not measurably penetrate the blood-brain barrier ("Peripheral Products"). The two most advanced RIPK1 Inhibitors in the collaboration are DNL747, a CNS Product that was discovered by Denali and is currently in two Phase 1b studies in patients with ALS and Alzheimer’s disease, and DNL758, a Peripheral Product discovered by Denali which is currently in a Phase 1 clinical trial in healthy volunteers.
License Grant

Under the Sanofi Collaboration Agreement, we granted Sanofi an exclusive, worldwide license under intellectual property that we control related to Denali’s RIPK1 Inhibitors, including certain intellectual property licensed to us by an academic institution.
Payments
When the Sanofi Collaboration Agreement became effective in November 2018, Sanofi paid us $125.0 million upfront, and in August 2019, Sanofi paid us $10.0 million for the milestone triggered by the commencement of a DNL758 Phase 1 clinical trial in healthy volunteers. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and in Japan for three indications.

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

Program for Development and Commercialization of CNS Products

Denali and Sanofi will jointly develop CNS Products pursuant to a global development plan ("CNS Development Plan"). We will be responsible, at our cost, for conducting Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. We are conducting and will complete, at Sanofi’s cost, a Phase 1b trial of DNL747 for ALS. Sanofi will be responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and Denali funding 70% and 30% of such costs, respectively. The Sanofi Collaboration Agreement contains certain protections for us with respect to Phase 3 development costs not included in the initial budget for the CNS Development Plan agreed by the parties, including a deferral mechanism for costs incurred above the budgeted amounts for such trials and for costs incurred in respect of Phase 3 and other clinical trials not contemplated in the initial CNS Development Plan. In addition, we have the ability to opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement, as further described below.

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
Manufacturing

Sanofi will be responsible for delivering all supplies for clinical trials and commercial production for CNS Products and Peripheral Products, except that we will deliver such supplies for the currently in-progress Phase 1b trials for DNL747 and the Phase 1 trial for DNL758.

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

F-star License and Collaboration Agreement
Overview

In August 2016, we entered into a license and collaboration agreement (“F-star Collaboration Agreement”) with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-Und Entwicklungsges m.b.H ("F-star GmbH") and F-star Biotechnology Limited ("F-star Ltd") (collectively "F-star"). The goal of the collaboration was the development of certain constant Fc domains of an antibody with non-native antigen binding activity, or Fcabs, to enhance delivery of therapeutics across the BBB into the brain. The collaboration was designed to leverage F-star’s modular antibody technology and our expertise in the development of therapies for neurodegenerative diseases. In connection with the entry into the F-star collaboration agreement, we also purchased an option for an upfront option fee of $0.5 million, which we refer to as the buy-out-option, to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement (the “Option Agreement”).

In May 2018, we exercised such buy-out option and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which we acquired all of the outstanding shares of F-star Gamma (the “Acquisition”).

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and we changed the entity’s name to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd (by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”)). We made initial exercise payments under the Purchase Agreement and the F-star Gamma License of $18.0 million in the aggregate, less the net liabilities of F-star Gamma, which were approximately $0.2 million. In addition, we are required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $27.0 million in preclinical contingent payments, $50.0 million in clinical contingent payments, $120.0 million in regulatory contingent payments and $250.0 million in commercial contingent payments. The amount of the contingent payments will vary based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by us or solely by F-star or jointly by us and F-star. In June 2019, we made a payment of $1.5 million to F-star Ltd upon the achievement of a specified preclinical milestone in the Company's ETV:IDS program.
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

Genentech Exclusive License Agreement

In June 2016, we entered into an exclusive license agreement with Genentech, Inc. (“Genentech”). The agreement gives us access to Genentech’s LRRK2 inhibitor small molecule program for Parkinson’s disease. Under the agreement, Genentech granted us (i) an exclusive, worldwide, sublicensable license under Genentech’s rights to certain patents and patent applications directed to small molecule compounds which bind to and inhibit LRRK2 and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain compounds and licensed products incorporating any such compound. We are obligated to use commercially reasonable efforts during the first three years of the agreement to research, develop and commercialize at least one licensed product.
Our financial obligations under the agreement with Genentech included an upfront payment of $8.5 million and a technology transfer fee of $1.5 million. In addition, we may owe Genentech milestone payments upon the achievement of certain development, regulatory and commercial milestones, up to a maximum of $315.0 million in the aggregate. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In addition, we are obligated to pay royalties on net sales of licensed products ranging from low to high single-digit percentages, with the exact royalty rate dependent on various factors, including (i) whether the compound incorporated in the relevant licensed product is a Genentech-provided compound or a compound acquired or developed by us, (ii) the date a compound was first discovered, derived or optimized by us, (iii) the existence of patent rights covering the relevant licensed product in the relevant country, (iv) the existence of orphan drug exclusivity covering a licensed product that is a Genentech-provided compound and (v) the level of annual net sales of the relevant licensed product. We also have the right to credit a certain amount of third-party royalty and milestone payments against royalty and milestone payments owed to Genentech, but such credit cannot reduce our royalty obligation to Genentech by more than fifty percent. Our royalty payment obligations will expire on a country-by-country and licensed product-by-licensed product basis upon the later of (a) ten years after the first commercial sale of such licensed product in such country or (b) the expiration of the last valid claim of a licensed patent covering such licensed product in such country. If one of our licensed products incorporates a compound provided to us by Genentech, has orphan drug exclusivity, and is not covered by a valid claim of a licensed patent, we must pay royalties on net sales of such licensed products on a country-by-country and licensed product-by-licensed product basis until such orphan drug exclusivity in such country expires, but our obligation to pay these royalties may be eliminated or reduced if there is a clinically superior product marketed in such country.
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
Manufacturing
We believe it is important to our business success to have a reliable, high-quality preclinical and clinical drug supply chain. As we mature as a company and approach commercial stage operations, securing reliable high-quality commercial drug supply will be critical.

We do not currently own or operate facilities for product manufacturing, storage, distribution or testing.

We rely on third-party contract development and manufacturing organizations ("CDMOs"), to manufacture and supply our preclinical and clinical materials used during the development of our product candidates. We have established relationships with several CDMOs, including Lonza Sales AG ("Lonza"), WuXi Biologics Limited and Thermo Fisher Scientific. Effective September 2017, we entered into a development and manufacturing services agreement with Lonza, which we have subsequently amended to add scope of work. We refer to this agreement, as amended, as the DMSA or the Lonza agreement. Pursuant to the Lonza agreement, Lonza agreed to provide clinical development and manufacturing services with respect to certain of our biologic products on a fee-for-service basis.

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

Our product candidates will compete with current therapies approved for the treatment of neurodegenerative diseases, which to date have been primarily targeted at treating the symptoms of such diseases rather than halting or slowing the progression of the disease. However, in addition to such currently approved therapies, we believe that our product candidates, if approved, may also compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions, including but not limited to:

•Alzheimer’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Biogen, Eli Lilly, Eisai, Roche (including Genentech, its wholly owned subsidiary), Alector and AbbVie in various stages of clinical trials.

•Parkinson’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Prothena, Roche, Voyager Therapeutics, Sage Therapeutics, Sanofi, Biogen, AstraZeneca, Lundbeck, Takeda and AbbVie in various stages of clinical trials.

•ALS: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies and academic institutions, including Biogen, Genentech, AL-S Pharma and Novartis in various stages of clinical trials.

•Lysosomal Storage Diseases: The currently approved treatments for LSDs are enzyme based therapies. Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including ArmaGen, BioMarin, JCR Pharmaceuticals, RegenxBio, Sangamo, Sanofi, Takeda and Ultragenyx in various stages of clinical trials.

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
As of December 31, 2019, our owned and licensed patent portfolio includes over 900 patents and patent applications, including over 30 licensed U.S. issued patents and 9 owned U.S. issued patents, covering certain aspects of our proprietary technology, our product candidates, and related inventions and improvements. The patent portfolio also includes over 500 licensed patents issued in jurisdictions outside of the United States, and over 200 owned patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For our product candidates and our BBB platform technology, we generally pursue or in-license patent protection covering compositions of matter, methods of use, and manufacture. For example, we own patent applications in the United States and internationally that are directed to the composition of matter of certain antibodies and small molecule product candidates that we intend to develop or are developing, as well as the Fc domain portion of our BBB platform technology.

For our BBB platform technology we own pending patent applications directed to the composition and sequences of our TfR-binding TVs and two issued U.S. patents, as well as pending patent applications, to other BBB platform technology. Furthermore, we own patent applications directed to our ETV:IDS, ATV:TREM2, and PTV:PGRN programs. In addition, we license multiple patent families from F-star, the earliest issued patents of which are expected to expire in 2026, not including any patent term adjustments and any patent term extensions.

For our LRRK2 program, we license multiple patent families from Genentech directed to, among other things, DNL201, DNL151 and other related compounds, which are expected to expire in 2031, not including any patent term adjustments and any patent term extensions. Furthermore, we own patent families that have projected expiration dates in 2038 or later, not accounting for any patent term adjustments and any patent term extensions. We also own an issued U.S. patent, which is expected to expire in 2037, not including any patent term adjustments and any patent term extensions, and pending patent applications in jurisdictions outside the U.S. directed to the composition of matter of DNL151.

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

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office (the "USPTO") to determine priority of invention. For more information, see "Risk Factors - Risks Related to Our Intellectual Property."
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

•Submission of an IND to the FDA, or a CTA to the EMA, one of which must become effective before human clinical trials may begin;

•Approval by an independent institutional review board ("IRB"), or ethics committee at each clinical trial site before each trial may be initiated;

•Performance of adequate and well-controlled human clinical trials in accordance with applicable IND or CTA regulations, good clinical practice ("GCP"), requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

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
Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2019, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2,588,478. PDUFA also imposes an annual program fee for each marketed human drug or biologic of $309,915. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs for an orphan indication submission.
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
Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to facilitate an efficient drug development program.
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
A product may be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies based on an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality ("IMM"), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval subsequently provide additional data confirming the anticipated clinical benefit, for example by performing adequate and well-controlled post-marketing clinical trials. If clinical benefit is not confirmed, accelerated approval may be revoked. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions, as it deems necessary to assure safe use of the product.
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

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Clinical Trials Regulation EU No 536/2014, which is expected to be enacted, will ensure that the rules for conducting clinical trials in the EU will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the EU.
European Union Drug Review and Approval
In the European Economic Area ("EEA"), which is comprised of the 27 Member States of the European Union, plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization ("MA"). There are two types of marketing authorizations.
•The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use ("CHMP"), of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure may also apply for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price ("AMP"), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (e.g., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. The Centers for Medicare & Medicaid Services ("CMS"), have proposed to expand Medicaid rebate liability to the territories of the United States as well.
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
Employees
As of December 31, 2019, we had 261 employees, all of whom were full-time, and approximately two-thirds of which hold Ph.D. or M.D. degrees. Of these full-time employees, 210 were engaged in research and development activities and 51 were engaged in finance, legal, business development, human resources, information technology, facilities and other general administrative functions. Substantially all of our employees are located in South San Francisco, California. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.
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
We are an early clinical-stage biopharmaceutical company with a very limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and amyotrophic lateral sclerosis ("ALS"). We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 1 or 1b clinical trials for our LRRK2, RIPK1 and EIF2B programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
We have incurred significant net losses since our inception, including net losses of $197.6 million, $36.2 million, and $88.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $425.6 million.
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
Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the issuance and sale of convertible preferred stock, the proceeds from our initial public offering ("IPO") and follow on offering completed in January 2020, and cash proceeds under our Takeda Collaboration Agreement and Sanofi Collaboration Agreement. We are currently advancing four product candidates, DNL201, DNL151, DNL747, and DNL343 through clinical development, expect to initiate clinical trials for one additional product candidate, DNL310, and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.
As of December 31, 2019, we had $455.2 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.
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

We have a diversified portfolio with fifteen programs. These programs require significant capital investment. Our programs are at various stages of research, discovery, preclinical and early clinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. We regularly review the programs in our portfolio, and terminate those programs which do not meet our development criteria, which we have done a number of times in the past.
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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Research and development of biopharmaceutical products is inherently risky. We are heavily dependent on the successful development of our BBB platform technology and the programs currently in our pipeline, which are in the early stages of preclinical and clinical development. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.
We are at an early stage of development of the product candidates currently in our programs and are further developing our BBB platform technology. To date, we have invested substantially all of our efforts and financial resources to identify, acquire intellectual property for, and develop our BBB platform technology and our programs, including conducting preclinical studies and early-stage clinical trials, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

We have never completed a clinical development program. We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver test abnormalities in some clinical trial healthy volunteer participants. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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
Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND, or a CTA, will result in the FDA or EMA, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;

•delays in reaching a consensus with regulatory agencies on study design;

•delays in reaching agreement on acceptable terms with prospective contract research organizations ("CROs") and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•delays in identifying, recruiting and training suitable clinical investigators;

•delays in obtaining required Institutional Review Board ("IRB") approval at each clinical trial site;

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

•transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by a CDMO or by us, and delays or failure by our CDMOs or us to make any necessary changes to such manufacturing process; and

•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.
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
DNL201, one of the most advanced LRRK2 product candidates in our portfolio, recently completed a Phase 1b clinical trial in Parkinson's disease patients with and without the genetic LRRK2 mutation. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA. Our other clinical stage product candidates are DNL747, for ALS and Alzheimer's disease patients, DNL151 for Parkinson's disease patients, DNL343 for ALS and FTD, and DNL310 for Hunter syndrome. In the nonclinical safety studies for these product candidates, toxicities were observed at high doses in rat and/or cynomolgus monkey above doses and exposures that will be tested in the clinic. In our recently completed Phase 1b clinical trial of DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). We cannot assure you that DNL201, DNL747, DNL151, DNL343 and DNL310, or our other product candidates will not be subject to new, partial or full clinical holds in the future.
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
Our clinical trials may reveal significant adverse events, toxicities, or other side effects and may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization.
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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.
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
There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease and ALS. Companies that we are aware are developing therapeutics in the neurodegenerative disease area include large companies with significant financial resources, such as AbbVie, Alector, AstraZeneca, Biogen, Celgene, Eli Lilly, E-Scape Bio, GlaxoSmithKline, Ionis, JCR Pharmaceuticals, Johnson & Johnson, Novartis, Roche, Sanofi and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

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
In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA and foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing practices ("cGMPs"), on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs ("VA"), hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to get reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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
Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act"), a pharmaceutical manufacturer may file an abbreviated new drug application ("ANDA") seeking approval of a generic copy of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit a new drug application ("NDA") under section 505(b)(2) that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.
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
Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, our large molecule product candidates may face competition from biosimilar products. In the United States, our large molecule product candidates are regulated by the FDA as biologic products and we intend to seek approval for these product candidates pursuant to the biologics license application ("BLA"), pathway. The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"), created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our large molecule product candidates.
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
Our most advanced product candidates, DNL201, DNL747, DNL151, DNL343 and DNL310 are currently our only clinical stage product candidates. In our recently completed Phase 1b clinical trial of DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL201, DNL747, DNL151, DNL343 and/or DNL310 and could lead to delays and/or termination of the development of these product candidates.
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
Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or marketing authorization application ("MAA"). Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In February 2019, the FDA granted orphan drug designation for our DNL310 program in Hunter syndrome. We plan to seek orphan drug designations for some other product candidates and may be unable to obtain such designations.

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
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act ("ACA"), was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Recent changes in the U.S. administration could lead to repeal of or changes in some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

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

•the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies and contractual obligations relating to privacy and data protection, including the use, processing, and cross-border transfer of personal information. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business.

We receive, generate and store significant and increasing volumes of sensitive information and business-critical information, including employee and personal data (including protected health information), research and development information, commercial information, and business and financial information. We heavily rely on external security and infrastructure vendors to manage our information technology systems and data centers. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data.

A wide variety of provincial, state, national, and international laws, and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the European Union are governed by the European Union General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries and in the context of clinical trials, we currently rely on patient informed consent as the legal basis for such transfers. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the European Union, such as in connection with any European Union clinical trials. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. This may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and prospects.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California recently enacted legislation, the California Consumer Privacy Act ("CCPA"), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, that became effective on January 1, 2020. The CCPA was amended several times throughout 2018 and 2019, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. In addition, the CCPA requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, CCPA and many other laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations.

It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices and compliance with such laws and regulations could require us to change our business practices and compliance procedures in a manner adverse to our business. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations. Furthermore, other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We cannot guarantee that we or our vendors may be in compliance with all applicable international laws and regulations as they are enforced now or as they evolve. For example, our privacy policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws. Our non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. In addition, if we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts.

Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, other lawsuits or reputational and damage, all of which could materially affect our business, financial condition, results of operations and growth prospects.
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
Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations.
Our business activities may be subject to the Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission (the "SEC"), and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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
Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including from December 22, 2018 until January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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

If we enter into collaborations to develop and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elects not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations and company culture. The failure to develop and commercialize a product candidate pursuant to our agreements with our current or future collaborators could prevent us from receiving future payments under such agreements, which could negatively impact our revenues. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section also apply to the activities of our collaborators and any negative impact on our collaborators may adversely affect us.
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
Our third-party service providers are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These third-party service providers may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of December 31, 2019, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we do not own or in-license any issued United States patents covering the composition of matter of the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or any issued United States patents that cover the composition of matter of antibodies or enzymes being developed in our TREM2, aSyn, Tau or IDS programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our BBB platform technology, product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our BBB platform technology, product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we or our collaborators are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products.
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

Our rights to develop and commercialize our BBB platform technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others or licenses granted by us to others.

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
Our agreements with F-star and other license agreements may not provide exclusive rights to use certain licensed intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. For example, F-star retains the right to use itself, and to license to others, its modular antibody technology for any purpose other than the targets which we have agreed with F-star would or may be exclusively available to us. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products that also utilizes technology that we have in-licensed.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the "America Invents Act"), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our BBB platform technology, product candidates or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our BBB platform technology, product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable or raise a defense to infringement. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of subject matter eligibility for patenting, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Grounds for defenses to infringement include statutory exemptions to patent infringement for uses related to submitting information to regulatory authorities to seek certain regulatory approvals. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our BBB platform technology, product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, a judge or jury could find that our patent claims laws of nature or are otherwise ineligible for patenting, and we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our BBB platform technology, product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and growth prospects.
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
We seek to protect these trade secrets and other proprietary technology, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants as well as train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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
As of December 31, 2019, we had 261 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks or information security breaches that could compromise the confidentiality, integrity, and availability of such systems and data, expose us to liability, and affect our reputation.
We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third party vendors and their information technology systems. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants may be vulnerable to damage from computer viruses or unauthorized access, or breached due to operator error, malfeasance or other system disruptions. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent, intense, sophisticated and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. We and our third party vendors may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Although to our knowledge we and our vendors have not experienced any such material system failure or security breach to date, if a breakdown, cyberattack or other information security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations , whether due to a loss of trade secrets or other proprietary information or other similar disruption and we could incur liability and reputational damage. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

Cyber-attacks, breaches, interruptions or other data security incidents could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, regulatory penal-ties, significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. In the United States, notice of breaches must be made to affected individuals, the U.S. Secretary of the Department of Health and Human Services ("HHS"), and for extensive breaches, notice may need to be made to the media or U.S. state attorneys general. Such a notice could harm our reputation and our ability to compete. The HHS has the discretion to impose penalties without attempting to resolve violations through informal means. In addition, U.S. state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. There can be no assurance that we, our collaborators, CROs, vendors, and any other business counterparties will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches of systems. In addition, we do not maintain standalone cyber-security insurance and have limited insurance coverage in the event of any breach or disruption of our or our collaborators’, CROs’, or vendors’ systems, including any unauthorized access or loss of any personal data that we may collect, store or otherwise process. The costs related to significant security breaches or disruptions could be material and exceed the limits of any insurance coverage we may have. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, including data related to our personnel, we could incur liability and the further development and commercialization of our product candidates could be delayed and our business and operations could be adversely affected and/or could result in the loss or disclosure of critical or sensitive data, which could result in financial, legal, business or reputational harm to us.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as Coronavirus, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
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

•business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, or health epidemics such as Coronavirus; and

•cyberattacks, which are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect.
These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2019, we had federal net operating loss carryforwards of approximately $221.5 million, federal research and development tax credit carryforwards of approximately $14.5 million, and orphan tax credit carryforwards of approximately $1.7 million which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our IPO in December 2017 and private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, Congress passed the Tax Cuts and Jobs Act, which made broad and complex changes to the tax laws. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.
Future changes to the tax laws relating to multinational corporations could adversely affect us.
Under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes to the U.S. Internal Revenue Code, U.S. Treasury Regulations or other IRS guidance thereunder could adversely affect our status as a foreign corporation or otherwise affect our effective tax rate. In addition, the U.S. Congress, the IRS, the Organization for Economic Co-operation and Development and other governments and agencies in jurisdictions where we do business have recently focused on issues related to the taxation of multinational corporations, and specifically in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our business, financial condition, results of operations or growth prospects.
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

•adoption of new accounting standards or changes in accounting standards;

•ineffectiveness of our internal controls;

•significant lawsuits, including patent or stockholder litigation;

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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock.

Certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price for our common stock.

We have registered on Form S-8 all shares of common stock that are issuable under our 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
As of December 31, 2019, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
If we are unable to maintain effective internal controls, our business, financial position and results of operations and growth prospects could be adversely affected.
As a public company, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), including the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting.
The rules governing the standards that must be met for management and our auditors to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management or auditors may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Any failure to maintain effective internal controls could have an adverse effect on our business, financial position, results of operations and growth prospects.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
We have not paid and do not expect to pay any dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock. Investors may never obtain a return on their investment.

We have never paid cash dividends on our common stock and do not anticipate that we will pay any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to maintain and expand our existing operations. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates, which may never occur.
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
In addition, Section 203 of the General Corporation Law of the State of Delaware, (the "DGCL"), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15.0% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action or we do not enforce such provision, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2.   PROPERTIES

Our corporate headquarters are located in South San Francisco, California, comprising 148,020 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which commenced on April 12, 2019 and expires on April 30, 2029, with an option to extend for a period of ten years. This facility houses all our personnel. We believe that our existing premises are adequate for our current needs.
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
Holders of Common Stock

As of February 19, 2020, there were 35 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.
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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 8, 2017 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2019. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/8/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19
Denali Therapeutics Inc.	$100.00	$87.03	$109.57	$84.66	$120.98	$114.97	$129.22	$115.53	$85.25	$96.94
NASDAQ Composite Index	100.00	101.37	103.99	110.87	119.09	98.49	115.04	119.50	119.71	134.63
NASDAQ Biotechnology Index	100.00	102.71	102.77	105.93	117.79	93.61	108.16	105.72	96.61	117.11
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

In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of approximately $194.1 million. There has been no material change in the planned use of the net proceeds from the follow-on public offering as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 6.   SELECTED FINANCIAL DATA
The following tables summarize our selected consolidated financial data for the periods and as of the dates indicated. We derived the consolidated financial data for the years ended December 31, 2019, 2018, and 2017 and as of December 31, 2019 and 2018 from our audited consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements that are not included elsewhere in this report.
Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the consolidated financial and other data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(In thousands, except share and per share amounts)
Consolidated Statements of Operations and Comprehensive Loss Data:
Collaboration revenue	$26,678	$129,160	$—	$—	$—
Operating expenses:
Research and development	193,382	143,183	74,460	75,702	11,571
General and administrative	46,480	32,349	15,680	11,731	5,108
Total operating expenses	239,862	175,532	90,140	87,433	16,679
Loss from operations	(213,184)	(46,372)	(90,140)	(87,433)	(16,679)
Interest and other income (expense), net	15,219	10,132	1,955	781	(109)
Loss before income taxes	(197,965)	(36,240)	(88,185)	(86,652)	(16,788)
Income tax benefit	351	—	—	—	—
Net loss	(197,614)	(36,240)	(88,185)	(86,652)	(16,788)
Other comprehensive income (loss):	999	(281)	5	(373)	—
Comprehensive loss	$(196,615)	$(36,521)	$(88,180)	$(87,025)	$(16,788)
Net loss per share, basic and diluted	$(2.07)	$(0.39)	$(5.89)	$(13.49)	$(5.58)
Weighted average number of shares outstanding, basic and diluted	95,608,208	92,621,991	14,964,144	6,424,720	3,006,379

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$455,242	$612,178	$466,976	$250,911	$30,740
Working capital(1)	384,687	448,050	395,443	172,849	29,950
Total assets	553,231	661,984	486,721	271,067	36,683
Total liabilities	158,341	115,139	20,925	16,548	4,009
Convertible preferred stock	—	—	—	348,673	48,308
Accumulated deficit	(425,551)	(227,937)	(191,697)	(103,512)	(16,860)
Total stockholders' equity (deficit)	$394,890	$546,845	$465,796	$(94,154)	$(15,634)
__________________________________________________
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Selected Financial and Other Data” and our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.
Overview
Our goal is to discover and develop therapeutics to defeat degeneration.
Our strategy is guided by three overarching principles that we believe will significantly increase the probability of success and will accelerate the timing to bring effective therapeutics to patients with neurodegenerative diseases:

•Genetic Pathway Potential: We select our therapeutic targets and disease pathways based on genes that, when mutated, cause, or are major risk factors for, neurodegenerative diseases. We refer to these genes as degenogenes;

•Engineering Brain Delivery: We engineer our product candidates to cross the blood-brain barrier and act directly in the brain; and

•Biomarker-Driven Development: We discover, develop and utilize biomarkers to select the right patient population and demonstrate target engagement, pathway engagement and impact on disease progression of our product candidates.

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development, including five programs in clinical studies.

We have also developed a proprietary blood-brain barrier ("BBB") platform technology, our transport vehicle ("TV"), which enables multiple modality-based platforms to deliver a wide range of large-molecule therapeutics across the BBB, including enzymes, antibodies, proteins and oligonucleotides. This technology is designed to engage specific BBB transport receptors, which are ubiquitously expressed in brain capillaries and facilitate transport of proteins into the brain. We are currently optimizing and broadening this platform technology.

Our five clinical programs are:

•our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program to address Parkinson’s disease;

•our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address neurological diseases such as Alzheimer’s disease and amyotrophic lateral sclerosis ("ALS");

•a second RIPK1 inhibitor that our partner Sanofi is developing to address peripheral inflammatory diseases such as rheumatoid arthritis;

•our EIF2B activator program to address diseases such as ALS and FTD; and

•our ETV:IDS program, our most advanced program enabled by our TV technology, which is designed to restore iduronate 2-sulfatase ("IDS"), and reduce glycosaminoglycans ("GAGs"), both peripherally and in the brain, in patients with mucopolysaccharidosis II ("MPS II", or "Hunter syndrome").

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate(s)	Clinical Phase	Indication(s)	Operational Control
LRRK2	DNL201	Ph 1b (complete)	Parkinson's disease	Denali
	DNL151	Ph 1 and Ph 1b
RIPK1 (CNS)	DNL747	Ph 1b	Alzheimer's disease	Denali
		Ph 1b	ALS	Sanofi
RIPK1 (Peripheral)	DNL758	Ph 1	Systemic inflammatory diseases	Sanofi
EIF2B	DNL343	Ph 1	ALS and FTD	Denali
ETV:IDS	DNL310	Ph 1 (study startup)	Hunter syndrome	Denali
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
Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in understanding key neurodegenerative disease pathways.

Key operational and financing milestones for the year ended December 31, 2019 and in 2020 to date include:

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

•In February 2019, DNL310 (ETV:IDS) was granted orphan drug designation and rare pediatric disease designation by the FDA;

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

•In November 2019, we announced progress of our DNL747 Phase 1b trials in Alzheimer's disease and ALS, commencement of enrollment of an ALS open label extension in the Netherlands and expansion of sites for the Phase 1b ALS study into the United States. We intend, together with our partner Sanofi, to evaluate the full data set from the ongoing clinical and preclinical studies to inform decisions on further clinical testing for our RIPK1 program. The timing of such decisions is mid-2020;

•In January 2020, the IND for DNL310 (ETV:IDS) was accepted. We plan to initiate a Phase 1/2 study for DNL310 in Hunter syndrome patients in the first half of 2020.

•In January 2020, we announced positive results from our LRRK2 program. Phase 1b results with DNL201 in patients with Parkinson’s disease demonstrated high levels of target and pathway engagement and improvement of lysosomal biomarkers. Phase 1 results with DNL151 in more than 150 healthy volunteers also met all safety and biomarker goals. We plan to select one of these two molecules for Phase 2/3 studies in patients with and without the LRRK2 mutation in mid-2020.
•In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of approximately $194.1 million.
•In February 2020, we initiated a Phase 1 clinical trial for DNL343 in healthy volunteers.
We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the proceeds from our IPO and our follow on offering, and payments received from our collaboration agreements with Takeda and Sanofi.
We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $197.6 million, $36.2 million and $88.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $425.6 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

License and Collaboration Agreements
Takeda
In January 2018, we entered into the Collaboration Agreement with Takeda (“Takeda Collaboration Agreement”) pursuant to which we granted Takeda an option with respect to three of our programs to develop and commercialize, jointly with us, certain biologic products that are enabled by our BBB delivery technology and intended for the treatment of neurodegenerative disorders. The three programs were Denali’s ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR") were satisfied. In February 2019, we amended the Takeda Collaboration Agreement to replace the ATV:BACE1/Tau program with the ATV:Tau program.

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
In addition, if Takeda exercises its option for all three collaboration programs, Takeda may be obligated to pay us up to an aggregate of $407.5 million upon achievement of certain clinical milestone events and up to an aggregate of $300.0 million in regulatory milestone events relating to receipt of regulatory approval in the United States, certain European countries and Japan. Takeda may also be obligated to pay us up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $225.0 million if one biologic product from each program achieves this milestone.

We have recognized collaboration revenue of $5.9 million and $5.7 million associated with the Takeda Collaboration Agreement in the years ended December 31, 2019 and 2018, respectively, and recorded a receivable from Takeda of $5.0 million on the consolidated balance sheet as of December 31, 2018. We did not have a receivable from Takeda as of December 31, 2019. Through December 31, 2019, we have received $15.0 million in preclinical milestone payments from Takeda and have not recorded any product sales under the Takeda Collaboration Agreement.
Sanofi

In October 2018, we entered into the Sanofi Collaboration Agreement with Sanofi pursuant to which certain small molecule CNS and peripheral RIPK1 inhibitors contributed by Sanofi and by Denali will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the HSR requirements were satisfied. Under the terms of the Collaboration Agreement, Sanofi paid us a $125.0 million upfront payment. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and in Japan for three indications. Through December 31, 2019, we have received milestone payments of $10.0 million under the Sanofi Collaboration Agreement.
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

We have recognized collaboration revenue of $20.8 million and $123.5 million associated with the Sanofi Collaboration Agreement in the years ended December 31, 2019 and 2018, respectively, and recorded a receivable from Sanofi of $1.2 million and $2.3 million on the consolidated balance sheet as of December 31, 2019 and 2018, respectively. Through December 31, 2019, we have received milestone payments of $10.0 million and have not recorded any product sales under the Sanofi Collaboration Agreement.
F-star
In August 2016, we entered into a License and Collaboration Agreement ("F-star Collaboration Agreement") with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-Und Entwicklungsges m.b.H ("F-star GmbH") and F-star Biotechnology Limited ("F-star Ltd") (collectively, “F-star”). The goal of the collaboration is the development of Fcabs to enhance delivery of therapeutics across the BBB into the brain. The collaboration leverages F-star’s modular antibody technology and our expertise in the development of therapies for neurodegenerative diseases. In connection with the entry into the F-star Collaboration Agreement, we also purchased an option for an upfront option fee of $0.5 million, or the buy-out option, to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement ("Option Agreement").

In May 2018, we exercised such buy-out option and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which we acquired all of the outstanding shares of F-star Gamma (the “Acquisition”).

As a result of the Acquisition, F-star Gamma became our wholly-owned subsidiary and the entity's name was changed to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd by way of our assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”). We made initial exercise payments of $18.0 million in aggregate under the Purchase Agreement and the F-star Gamma License, less the net liabilities of F-star Gamma, which were approximately $0.2 million. In addition, we are required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $27.0 million in preclinical contingent payments, $50.0 million in clinical contingent payments, $120.0 million in regulatory contingent payments and $250.0 million in commercial contingent payments. The amount of the contingent payments will vary based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by us or solely by F-star Ltd. or jointly by us and F-star Ltd. In June 2019, we made a payment of $1.5 million to F-star Ltd upon the achievement of a specified preclinical milestone in our ETV:IDS program.
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

We recognized $1.5 million and $18.3 million of contingent consideration as research and development expense in the years ended December 31, 2019 and 2018, respectively. A further $6.0 million for the nomination of two additional Accepted Fcab Targets under the F-star Collaboration Agreement was recognized as research and development expense in the year ended December 31, 2018, along with the upfront option fee of $0.5 million previously included within other non-current assets. We recognized an additional $1.1 million, $0.8 million and $1.1 million of research and development expense related to the funding of F-star research costs for the years ended December 31, 2019, 2018 and 2017, respectively.
Genentech
In June 2016, we entered into an Exclusive License Agreement with Genentech. The agreement gives us access to Genentech’s LRRK2 inhibitor program. As consideration to date, we have paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No amounts were recorded in the years ended December 31, 2019 or 2018. The first clinical milestone payment of $2.5 million was recorded as research and development expense during the year ended December 31, 2017.

We may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In addition, we may owe royalties on net sales of licensed products ranging from low to high single-digit percentages, with the exact royalty rate dependent on various factors, including (i) whether the compound incorporated in the relevant licensed product is a Genentech-provided compound or a compound acquired or developed by us, (ii) the date a compound was first discovered, derived or optimized by us, (iii) the existence of patent rights covering the relevant licensed product in the relevant country, (iv) the existence of orphan drug exclusivity covering a licensed product that is a Genentech-provided compound and (v) the level of annual net sales of the relevant licensed product. We also have the right to credit a certain amount of third-party royalty and milestone payments against royalty and milestone payments owed to Genentech, up to a maximum reduction of fifty percent.
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
Operating Expenses
Research and Development
Research and development activities account for a significant portion of our operating expenses. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and BBB platform technology include:
• external research and development expenses, including:

•expenses incurred under arrangements with third parties, such as contract research organizations ("CROs"), preclinical testing organizations, contract development and manufacturing organizations ("CDMOs"), academic and non-profit institutions and consultants;

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
It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

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
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents, and marketable securities, gains and losses on foreign currency hedges, and sublease income.

Results of Operations
Comparison of the years ended December 31, 2019 and 2018
The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2019	2018	$	%
Collaboration revenue	$26,678	$129,160	$(102,482)	(79)%
Operating expenses:
Research and development	193,382	143,183	50,199	35
General and administrative	46,480	32,350	14,131	44
Total operating expenses	239,862	175,530	64,330	37
Loss from operations	(213,184)	(46,370)	(166,812)	360
Interest and other income, net	15,219	10,132	5,087	50
Loss before income taxes	(197,965)	(36,240)	(161,725)	446
Income tax benefit	351	—	351	100
Net loss	$(197,614)	$(36,240)	$(161,374)	445%

Collaboration revenue. Collaboration revenue was $26.7 million for the year ended December 31, 2019 compared to $129.2 million recognized for the year ended December 31, 2018. The decrease of $102.5 million was primarily due to a decrease of $102.7 million of revenue recognized under our Sanofi Collaboration Agreement in 2019.
Research and development expenses. Research and development expenses were $193.4 million for the year ended December 31, 2019 compared to $143.2 million for the year ended December 31, 2018.
The following table summarizes our research and development expenses by program and category (in thousands):

	Year Ended December 31,		Change
	2019	2018	$	%
LRRK2 program external expenses	$32,498	$13,167	$19,331	147%
RIPK1 program external expenses	12,344	13,452	(1,108)	(8)
EIF2B program external expenses	5,411	2,498	2,913	117
ETV:IDS program external expenses	14,144	4,427	9,717	219
Other BBB program external expenses	14,303	5,448	8,855	163
BBB platform external expenses	1,784	29,827	(28,043)	(94)
Other external research and development expenses	17,667	8,859	8,808	99
Personnel related expenses(1)	62,527	41,923	20,604	49
Other unallocated research and development expenses	32,704	23,582	9,122	39
Total research and development expenses	$193,382	$143,183	$50,199	35%
__________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $19.3 million and $10.1 million for the years ended December 31, 2019 and 2018, respectively, reflecting an increase of $9.2 million.

There was an increase in total research and development expenses of $50.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This reflects increases in external expenses related to progression of our portfolio, including the following: (i) an increase of $19.3 million in the LRRK2 program; (ii) an increase of $9.7 million in the ETV:IDS program; (iii) an increase of $8.9 million in other BBB delivery platform programs; (iv) an increase of $2.9 million in the EIF2B program; and (v) an increase of $8.8 million in other external research and development expenses. These increases were partially offset by a decrease of $1.1 million in RIPK1 program external expenses. Further, there was a $20.6 million increase in personnel-related expenses, consisting of a $11.4 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $9.2 million increase in stock-based compensation expense primarily attributable to additional equity award grants and certain performance and market-based awards. There was also a $9.1 million increase in other unallocated research and development expenses, which was primarily due to an increase in facilities-related expenses of $5.4 million resulting from increased rent expense associated with the new headquarters lease, a $2.5 million increase in lab consumable expenses, and a $1.2 million increase in other general costs, such as travel and IT related expenses attributable to our research and development departments. These increases were partially offset by a $28.0 million decrease in BBB platform external expense, the majority of which related to expenses incurred in 2018 associated with the acquisition of F-star Gamma Limited, and the nomination of two additional Fcab targets under the F-star Collaboration Agreement, both of which occurred in May 2018.
General and administrative expenses. General and administrative expenses were $46.5 million for the year ended December 31, 2019 compared to $32.3 million for the year ended December 31, 2018. The increase of $14.1 million was primarily attributable to the $12.3 million increase in personnel-related expenses, driven by higher general and administrative headcount and stock-based compensation expense associated with additional equity award grants and certain performance and market-based awards. Additionally, there was a $1.0 million increase in facilities related expenses, including increased rent expense associated with the new headquarters lease and a $1.3 million increase in other general costs, such as travel, insurance, taxes and IT related expenses attributable to our general and administrative departments. These increases were partially offset by a $0.5 million decrease in legal and other professional service expenses.

Interest and other income, net. Interest and other income, net was $15.2 million for the year ended December 31, 2019 compared to $10.1 million for the year ended December 31, 2018. The increase of $5.1 million reflects higher interest income due to a higher average cash balance in the year ended December 31, 2019 compared to the year ended December 31, 2018. Further, we received $2.6 million of sublease income in the year ended December 31, 2019 but no sublease income for the year ended December 31, 2018.

Income tax benefit. Income tax benefit was $0.4 million for the year ended December 31, 2019 due to the tax benefit associated with an unrealized gain on marketable securities in other comprehensive income. There was no income tax benefit for the year ended December 31, 2018.
Comparison of the years ended December 31, 2018 and 2017
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2018 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations primarily from the issuance and sale of convertible preferred stock, proceeds from our IPO, our follow on offering, and payments received from our collaboration agreements with Takeda and Sanofi. On December 7, 2017, we completed our IPO pursuant to which we issued 15,972,221 shares of our common stock, including 2,083,333 shares sold pursuant the underwriters' full exercise of their option to purchase additional shares, at a price of $18.00 per share. We received $264.3 million from our IPO, net of underwriting discounts and commissions, and offering expenses incurred by us.
Pursuant to the Takeda Collaboration Agreement, we have received $55.0 million related to upfront and milestone payments through December 31, 2019. Further, under the associated Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.
Pursuant to the Sanofi Collaboration Agreement, we received an upfront payment of $125.0 million in November 2018, and a milestone payment of $10.0 million in August 2019, which was triggered by the commencement of a DNL758 Phase 1 clinical trial in healthy volunteers. We have received further payments of $11.6 million for performance of Retained Activities through December 31, 2019.
As of December 31, 2019, we had cash, cash equivalents and marketable securities in the amount of $455.2 million.
In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of approximately$194.1 million.
Future Funding Requirements
To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, either will occur.
We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we expand our research and development activities and continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. Further, we expect general and administrative expenses to increase as we continue to incur additional costs associated with supporting our growing operations. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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
Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $425.6 million through December 31, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Cash Flows
The following table summarizes our cash flow activity (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$(151,576)	$50,116	$(76,635)
Net cash provided by (used in) investing activities	147,712	(287,422)	(41,166)
Net cash provided by financing activities	6,190	97,019	296,323
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,326	$(140,287)	$178,522
Net Cash Provided By (Used In) Operating Activities
During the year ended December 31, 2019, cash used in operating activities was $151.6 million, which consisted of a net loss of $197.6 million, adjusted by non-cash items primarily related to stock-based compensation, depreciation, and non-cash rent expenses, partially offset by net amortization of discounts on marketable securities. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash Provided By (Used In) Investing Activities
During the year ended December 31, 2019, cash provided by investing activities was $147.7 million, which consisted of $535.3 million in proceeds from the maturity of marketable securities, partially offset by $369.7 million of purchases of marketable securities and $17.9 million of capital expenditures to purchase property and equipment.
Net Cash Provided By Financing Activities
During the year ended December 31, 2019, cash provided by financing activities was $6.2 million, which consisted entirely of proceeds from the exercise of options to purchase common stock and issuance of shares pursuant to our employee stock purchase plan ("ESPP") shares.
Years ended December 31, 2018 and 2017
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2018 Annual Report on Form 10-K for a discussion of the cash flows for the years ended December 31, 2018 and 2017.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (1)	$107,463	$9,737	$21,122	$22,530	$54,074
Obligations under license and other contractual agreements (2)	12,251	10,971	390	160	730
Total contractual obligations (3)	$119,714	$20,708	$21,512	$22,690	$54,804
__________________________________________________
(1)Represents future minimum lease payments under our headquarters lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)Represents non-cancellable fees due in connection with license and other contractual agreements, including those under the Lonza DMSA.
(3)We enter into contracts in the normal course of business, primarily with CROs for preclinical research studies and clinical trials, or for other services or supplies related to research and development activities. These contracts generally provide for termination on notice, and no arrangements include material stipulated commitment payments.
In May 2018, we entered into an amendment to our operating lease for our former corporate headquarters in South San Francisco (the "Headquarters Lease Amendment") to relocate and expand our headquarters to 148,020 rentable square feet in a building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which was April 1, 2019 when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which we were deemed to have obtained control over the property. We have an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term. We determined that this renewal was not reasonably certain at lease inception.
The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Consolidated Balance Sheet as of December 31, 2019. We are also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.
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
As of December 31, 2019 and 2018, we had open non-cancellable purchase orders for biological product development and manufacturing costs totaling $21.2 million and $24.7 million, respectively. The activities under these purchase orders are expected to be completed by November 2024. As of December 31, 2019 and 2018, we had total non-refundable purchase commitments of $11.2 million and $14.0 million, respectively, under the DMSA.
During the years ended December 31, 2019 and 2018, we incurred costs of $12.7 million and $3.9 million, and made payments of $12.5 million and $3.4 million, respectively, for the development and manufacturing services rendered under the DMSA. We had not incurred any costs or made any payments for the development and manufacturing services rendered under the DMSA for the year ended December 31, 2017.

Pursuant to certain license agreements, including our agreement with Genentech, we have obligations to make future milestone and royalty payments to other parties. Additionally, we have certain contingent payments to F-star and former shareholders of F-star Gamma related to the acquisition of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.
Critical Accounting Policies and Significant Judgments and Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
License and Collaboration Revenue
Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), using a full retrospective application. There was no impact to the consolidated financial statements upon adoption of Accounting Standards Update ("ASU") 2014-09 as we had not recognized any revenue through December 31, 2017. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

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

The terms of licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply and research and development services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenue. The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

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

We record amounts received prior to satisfying the revenue recognition criteria as contract liabilities in our consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to the Company having an unconditional right (other than a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in our consolidated balance sheets. If we expect to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

Research and Development Expenses
We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and the development of our BBB platform technology and include: employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, CDMOs, academic and non-profit institutions and consultants; costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use; license fees; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.
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
Stock-Based Compensation
We have granted stock-based awards, consisting of stock options, restricted stock units, restricted stock awards, and shares issued under its employee stock purchase plan to our employees, certain non-employee consultants and certain members of our board of directors. We measure stock-based compensation expense for restricted stock and stock options granted to our employees and directors on the date of grant. Subsequent to the adoption of ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting on September 30, 2018, future stock-based compensation expense for non-employee stock-based awards is measured based on the fair value on the date of adoption. We recognize the corresponding compensation expense of awards over the requisite service period, which is generally the vesting period of the respective award, and we adjust for actual forfeitures as they occur.

We estimate the fair value of stock options granted to our employees and directors and rights to acquire stock granted under our ESPP, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. We use the fair value of our common stock to determine the fair value of restricted stock awards.
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
We periodically determined the estimated fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation ("Practice Aid"). In accordance with the Practice Aid, our board of directors considered the Current Value Method, the Option-Pricing Method, and the Probability-Weighted Expected Return Method in estimating the fair value of our common stock.
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

In the past, we granted stock options that vest in conjunction with certain performance and market conditions to certain key employees. These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. In the event that neither of these market triggers are achieved by the specified timelines, such awards will terminate with respect to that portion of the shares. Expense is recognized using the accelerated attribution method and is recognized over the derived service period. We used a lattice model with a Monte Carlo simulation to value these performance and market contingent stock-based option awards. This valuation methodology utilized the estimated fair value of our common stock on grant date and several key assumptions, including expected volatility of our stock price based on comparable public companies, risk-free rates of return and expected dividend yield.
Stock-based compensation expense was $38.4 million, $18.8 million and $4.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had $76.2 million of total unrecognized stock-based compensation expenses which we expect to recognize over a weighted-average period of 2.7 years.
We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

Leases
Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”), Topic 842, Leases (“Topic 842”), applying the optional transition method such that we are not required to adjust prior period presentations. ASU 2016-02 has impacted our Consolidated Balance Sheets as we have certain operating lease arrangements for which we are the lessee and one operating lease arrangement for which we are the lessor. We have no financing leases. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. The impact of adoption of the standard is that as of January 1, 2019 we recognized a ROU asset of $46.1 million and operating lease liability of $71.3 million. The standard did not have a material impact on our Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), or Consolidated Statements of Cash Flows.
We make a determination as to whether an arrangement is a lease at inception. We recognize a right-of-use (“ROU”) asset and operating lease liability for identified operating leases in the Consolidated Balance Sheets.

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
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $455.2 million as of December 31, 2019, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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
Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of preclinical, clinical and manufacturing activities.

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

As of December 31, 2019, we had open forward foreign currency exchange contracts with notional amounts of $4.8 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at December 31, 2019 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.5 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Denali Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Denali Therapeutics Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Revenue from Collaboration Agreements

Description of the Matter
Collaboration revenue recognized from the Company's collaboration and license agreements was $26.7 million for the year ended December 31, 2019. As discussed in Note 6 to the consolidated financial statements, the Company entered into a Collaboration and License Agreement and a Collaboration and Option Agreement with Genzyme Corporation and Takeda Pharmaceutical Company Limited, respectively, during 2018 to develop and commercialize various research programs. The Company is recognizing the revenue allocated to certain performance obligations using an input method, which involves the measurement of progress toward each performance obligation based on a measurement of the actual costs incurred for the related research and development activities for each program compared to the total costs expected to be incurred to satisfy the respective obligation.

Auditing the Company’s estimated measure of progress was complex. The Company’s estimate of costs expected to be incurred in the future requires estimation of the amounts it expects to incur for research and development by project.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s collaboration revenue process, including controls over the identification of actual costs incurred and the Company’s estimation of total expected costs used in its measure of progress calculations, as well as controls over the completeness and accuracy of data used in the calculations.

Our audit procedures included, among others, gaining an understanding and testing the significant assumptions used in the Company’s estimates of total expected costs by project, and testing the completeness and accuracy of the underlying data used by the Company in its revenue recognition model. We performed inquiries of the research and development personnel responsible for the specific development projects to corroborate management’s assumptions used in the Company’s estimates of total expected costs by project, reviewed any changes in the product development timeline and/or increases or decreases in the total expected costs by project on a quarterly basis, and examined evidence supporting key inputs of the revenue recognition model including assessing whether actual costs incurred were appropriate under the terms of the respective contracts. We compared the estimates of total expected costs by project to actual costs incurred on a quarterly basis to evaluate management’s ability to forecast costs. We also tested the amount of historical costs incurred under each project and the calculation of amounts recognized under the revenue recognition model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Redwood City, California
February 27, 2020

Denali Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$79,449	$77,123
Short-term marketable securities	335,907	387,174
Prepaid expenses and other current assets	14,675	16,539
Total current assets	430,031	480,836
Long-term marketable securities	39,886	147,881
Property and equipment, net	46,732	25,162
Operating lease right-of-use asset	33,923	—
Other non-current assets	2,659	8,105
Total assets	$553,231	$661,984
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,590	$1,891
Accrued expenses and other current liabilities	24,015	19,468
Contract liabilities	18,739	11,427
Total current liabilities	45,344	32,786
Contract liabilities, less current portion	43,753	57,350
Operating lease liability, less current portion	68,865	—
Deferred rent, less current portion	—	24,532
Other non-current liabilities	379	471
Total liabilities	158,341	115,139
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 96,189,935 and 94,662,435 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,288	1,273
Additional paid-in capital	818,803	774,158
Accumulated other comprehensive income (loss)	350	(649)
Accumulated deficit	(425,551)	(227,937)
Total stockholders’ equity	394,890	546,845
Total liabilities and stockholders’ equity	$553,231	$661,984

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Collaboration revenue	$26,678	$129,160	$—
Operating expenses:
Research and development	193,382	143,183	74,460
General and administrative	46,480	32,349	15,680
Total operating expenses	239,862	175,532	90,140
Loss from operations	(213,184)	(46,372)	(90,140)
Interest and other income, net	15,219	10,132	1,955
Loss before income taxes	(197,965)	(36,240)	(88,185)
Income tax benefit	351	—	—
Net loss	(197,614)	(36,240)	(88,185)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	999	(281)	5
Comprehensive loss	$(196,615)	$(36,521)	$(88,180)
Net loss per share, basic and diluted	$(2.07)	$(0.39)	$(5.89)
Weighted average number of shares outstanding, basic and diluted	95,608,208	92,621,991	14,964,144

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	58,600,315	$348,673	8,597,316	$344	$9,387	$(373)	$(103,512)	$(94,154)
Issuance of series B-2 convertible preferred stock for cash, net of issuance costs of $73	1,764,705	29,927	—	—	—	—	—	—
Conversion of Series A and B convertible preferred stock into common stock	(60,365,020)	(378,600)	60,365,020	604	377,996	—	—	378,600
Issuance of common stock upon initial public offering, net of issuance costs of $23,612	—	—	15,972,221	160	264,101	—	—	264,261
Issuance of common stock upon exercise of stock options	—	—	648,317	25	708	—	—	733
Issuance of reserved common stock as consideration in asset acquisition	—	—	81,164	1	(1)	—	—	—
Vesting of early exercised common stock	—	—	187,500	6	121	—	—	127
Vesting of restricted stock awards	—	—	1,628,824	61	(61)	—	—	—
Stock-based compensation	—	—	—	—	4,409	—	—	4,409
Net loss	—	—	—	—	—	—	(88,185)	(88,185)
Other comprehensive income	—	—	—	—	—	5	—	5
Balance at December 31, 2017	—	—	87,480,362	1,201	656,660	(368)	(191,697)	465,796
Issuance of common stock in connection with the Takeda Collaboration Agreement	—	—	4,214,559	42	94,364	—	—	94,406
Issuances under equity incentive plans	—	—	792,939	8	3,991	—	—	3,999
Vesting of early exercised common stock	—	—	234,372	3	371	—	—	374
Vesting of restricted stock awards	—	—	1,940,203	19	(19)	—	—	—
Stock-based compensation	—	—	—	—	18,791	—	—	18,791
Net loss	—	—	—	—	—	—	(36,240)	(36,240)
Other comprehensive loss	—	—	—	—	—	(281)	—	(281)
Balance at December 31, 2018	—	—	94,662,435	1,273	774,158	(649)	(227,937)	546,845
Issuances under equity incentive plans	—	—	973,012	9	6,181	—	—	6,190
Vesting of early exercised common stock	—	—	135,424	2	90	—	—	92
Vesting of restricted stock awards and units	—	—	419,064	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	38,378	—	—	38,378
Net loss	—	—	—	—	—	—	(197,614)	(197,614)
Other comprehensive income	—	—	—	—	—	999	—	999
Balance at December 31, 2019	—	$—	96,189,935	$1,288	$818,803	$350	$(425,551)	$394,890

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(197,614)	$(36,240)	$(88,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,991	7,415	3,082
Stock-based compensation expense	38,378	18,791	4,409
Net amortization of (discounts) and premiums on marketable securities	(5,019)	(2,705)	753
Non-cash operating lease expense	864	—	—
Other non-cash items	(351)	(36)	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,675	(18,290)	73
Accounts payable	1,033	(526)	207
Accrued and other current liabilities	1,500	9,113	3,578
Contract liability	(6,286)	68,777	—
Deferred rent	—	3,438	—
Operating lease liability	1,253	—	—
Other non-current liabilities	—	379	(553)
Net cash provided by (used in) operating activities	(151,576)	50,116	(76,635)
Investing activities
Purchase of marketable securities	(369,696)	(557,930)	(179,789)
Purchase of property and equipment	(17,919)	(3,393)	(2,875)
Maturities and sales of marketable securities	535,327	273,901	141,498
Net cash provided by (used in) investing activities	147,712	(287,422)	(41,166)
Financing activities
Payments of issuance costs related to issuance for common stock	—	(1,342)	—
Payments of issuance costs related to issuance for preferred stock	—	(44)	—
Issuance of common stock in connection with the Takeda Collaboration Agreement	—	94,406	—
Proceeds from exercise of awards under equity incentive plans	6,190	3,999	733
Proceeds from issuance of common stock, net of issuance costs	—	—	265,619
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	29,971
Net cash provided by financing activities	6,190	97,019	296,323
Net increase (decrease) in cash, cash equivalents and restricted cash	2,326	(140,287)	178,522
Cash, cash equivalents and restricted cash at beginning of year	78,623	218,910	40,388
Cash, cash equivalents and restricted cash at end of year	$80,949	$78,623	$218,910
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$11,343	$14,561	$—
Property and equipment purchases accrued but not yet paid	$—	$335	$103
Deferred IPO costs incurred but not yet paid	$—	$—	$1,358
Convertible preferred stock issuance costs incurred but not yet paid	$—	$—	$44

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
Initial Public Offering
On December 7, 2017, the Company's Registration Statement on Form S-1 was declared effective by the SEC for our initial public offering ("IPO") of common stock. The Company's shares started trading on the NASDAQ Global Select Market on December 8, 2017, and the transaction formally closed on December 12, 2017.  In connection with the IPO, the Company sold an aggregate of 15,972,221 shares of common stock, including 2,083,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price to the public of $18.00 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, were $264.3 million. Upon the closing of the IPO, all then-outstanding shares of the Company's convertible preferred stock converted into 60,365,020 shares of common stock. The related carrying value of $378.6 million was reclassified to common stock and additional paid-in capital. Additionally, the Company amended and restated its certificate of incorporation effective December 7, 2017 to, among other things, change the authorized number of shares of common stock to 400,000,000 shares and the authorized number of shares of preferred stock to 40,000,000 shares.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material to the Consolidated Balance Sheets and Statements of Operations and Comprehensive Loss.
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
The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the Company had no off-balance sheet concentrations of credit risk.

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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are stated at fair value.
The Company’s restricted cash consists of the letter of credit for the Company’s headquarters building lease, and is included within other non-current assets on the accompanying Consolidated Balance Sheets.

Marketable Securities
The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities, or long-term marketable securities on the balance sheets, are considered available-for-sale, and reported at fair value with unrealized gains and losses included as a component of stockholders’ equity (deficit). We classify investments in securities with remaining maturities of less than one year, or where our intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. We classify investments in securities with remaining maturities of over one year as long-term investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest and other income, net in the Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest and other income, net. The cost of securities sold is determined using specific identification.
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
Accounts Receivable
Accounts receivable are included within prepaid expenses and other current assets in the Consolidated Balance Sheets. The accounts receivable balance represents amounts receivable from the Company's collaboration partners. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its partners, and individual partner circumstances. To date, an allowance for doubtful accounts has not been required.
Derivatives and Hedging Activities
The Company accounts for its derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. Derivatives are adjusted to fair value through interest and other income, net in the Consolidated Statements of Operations and Comprehensive Loss.
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the related estimated useful lives as presented in the table below. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Asset	Estimated useful life
Leasehold improvements	Shorter of life of asset or lease term
Manufacturing and laboratory equipment	five years
Computer hardware and software	three years
Office furniture and equipment	five years

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
Leases

The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, as of January 1, 2019. A determination is made as to whether an arrangement is a lease at inception. A right-of-use (“ROU”) asset and operating lease liability is recognized for identified operating leases in the Consolidated Balance Sheets.

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
Leases with an initial term of 12 months or less are not recorded on the balance sheet, unless they include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes lease expenses on a straight-line basis over the lease term. The Company has leases with lease and non-lease components, which the Company has elected to account for as a single lease component. The current operating lease liability is included within accrued expenses and other current liabilities on the Consolidated Balance Sheet.
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

The terms of licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply and research and development services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenue. The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.
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

Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to the Company having an unconditional right (other than a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's consolidated balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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
Comprehensive Income (Loss)
Comprehensive income (loss) is composed of net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.
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
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The guidance will become effective as of January 1, 2020, and must be adopted using a modified retrospective approach, with certain exceptions. The Company plans to adopt this standard on January 1, 2020, and is substantially complete with its evaluation of the effect that the adoption of this ASU will have on its Consolidated Financial Statements. The Company does not expect any impact to the Consolidated Financial Statements. The only impact is expected to be in the applicable disclosures included in the Significant Accounting Policies and Cash and Marketable Securities footnotes.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU No. 2019-12 modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted, and is required to be adopted prospectively, with the exception of certain specific amendments. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The FASB issued further updates to this guidance in July 2018 through ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, in December 2018 through ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors and in March 2019 through ASU 2019-01 Leases (Topic 842): Codification Improvements. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The standard was effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and was required to be adopted using a modified retrospective approach.
The Company adopted this standard as of January 1, 2019, applying the optional transition method such that it is not required to adjust prior period presentations. ASU 2016-02 has impacted the Company’s Consolidated Balance Sheet as the Company has certain operating lease arrangements for which the Company is the lessee and one operating lease arrangement for which the Company is the lessor. The Company has no financing leases. Management has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The impact of adoption of the standard is that as of January 1, 2019, the Company recognized a ROU asset of $46.1 million and operating lease liability of $71.3 million. The standard did not have a material impact on the Company’s Consolidated Statements of Operations and Comprehensive Loss, Convertible Preferred Stock and Stockholders's Equity (Deficit) or Consolidated Statements of Cash Flows.
2. Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$54,163	$—	$—	$54,163
U.S. government treasuries	15,989	—	—	15,989
Short-term marketable securities:
U.S. government treasuries	250,070	—	—	250,070
U.S. government agency securities	—	2,000	—	2,000
Corporate debt securities	—	53,479	—	53,479
Commercial paper	—	30,358	—	30,358
Long-term marketable securities:
U.S. government treasuries	13,869	—	—	13,869
Corporate debt securities	—	26,017	—	26,017
Foreign currency derivative contracts	—	85	—	85
Total	$334,091	$111,939	$—	$446,030
Liabilities:
Foreign currency derivative contracts	$—	$8	$—	$8
Total	$—	$8	$—	$8

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$42,225	$—	$—	$42,225
U.S. government treasuries	1,499	—	—	1,499
Commercial paper	—	9,979	—	9,979
Short-term marketable securities:
U.S. government treasuries	219,754	—	—	219,754
U.S. government agency securities	—	73,151	—	73,151
Corporate debt securities	—	71,675	—	71,675
Commercial paper	—	22,594	—	22,594
Long-term marketable securities:
U.S. government treasuries	117,131	—	—	117,131
U.S. government agency securities	—	1,977	—	1,977
Corporate debt securities	—	28,773	—	28,773
Foreign currency derivative contracts	—	14	—	14
Total	$380,609	$208,163	$—	$588,772
Liabilities:
Foreign currency derivative contracts	$—	$182	$—	$182
Total	$—	$182	$—	$182
The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.
The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2019 or 2018.
3. Cash and Marketable Securities
Cash, cash equivalents and restricted cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the amount reported within the Consolidated Statements of Cash Flows is shown in the table below (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$79,449	$77,123	$218,375
Restricted cash included within prepaid expenses and other current assets	—	—	84
Restricted cash included within other non-current assets	1,500	1,500	451
Total cash, cash equivalents, and restricted cash	$80,949	$78,623	$218,910

Marketable securities
All marketable securities were considered available-for-sale at December 31, 2019 and 2018. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$249,478	$594	$(2)	$250,070
U.S. government agency securities	1,999	1	—	2,000
Corporate debt securities	53,396	94	(11)	53,479
Commercial paper	30,358	—	—	30,358
Total short-term marketable securities	335,231	689	(13)	335,907
Long-term marketable securities:
U.S. government treasuries	13,865	6	(2)	13,869
Corporate debt securities	25,998	34	(15)	26,017
Total long-term marketable securities	39,863	40	(17)	39,886
Total	$375,094	$729	$(30)	$375,793

	December 31, 2018
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$220,081	$29	$(356)	$219,754
U.S. government agency securities	73,373	—	(222)	73,151
Corporate debt securities	71,940	1	(266)	71,675
Commercial paper	22,594	—	—	22,594
Total short-term marketable securities	387,988	30	(844)	387,174
Long-term marketable securities:
U.S. government treasuries	116,878	329	(76)	117,131
U.S. government agency securities	1,975	2	—	1,977
Corporate debt securities	28,864	8	(99)	28,773
Total long-term marketable securities	147,717	339	(175)	147,881
Total	$535,705	$369	$(1,019)	$535,055

As of December 31, 2019 and 2018, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there was no recognition of any other-than-temporary impairment as of December 31, 2019 or 2018. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

The Company recorded unrealized gains on marketable securities as other comprehensive income in the year ended December 31, 2019. As a result, the Company recorded a tax benefit of $0.4 million for the year ended December 31, 2019 on the Consolidated Statements of Operations and Comprehensive Loss and a corresponding tax charge in other comprehensive income. There were no unrealized gains in other comprehensive income during in the years ended 2018, or 2017, and as such there was no tax benefit recorded for the years ended December 31, 2018 and 2017 on the Consolidated Statements of Operations and Comprehensive Loss.
All of the Company’s marketable securities have an effective maturity of less than two years.
4. Derivative Financial Instruments
Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company's forecasted cash flows being denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound. The derivative instruments the Company uses to hedge this exposure are not designated as cash flow hedges, and as a result, changes in their fair value are recorded in interest and other income, net, on the Company's Consolidated Statements of Operations and Comprehensive Loss.

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

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of December 31, 2019 (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	23	1,500	Jan 2020 - Nov 2020
British Pounds	15	2,285	Jan 2020 - Jun 2020
Swiss Francs	10	129	Jan 2020 - Aug 2020
Total	48
_________________________________________________
(1)The notional amount represents the net amount of foreign currency that will be received upon maturity of the forward contracts.

An immaterial derivative liability balance is recorded in other current liabilities on the Consolidated Balance Sheet as of December 31, 2019, and a derivative liability balance of $0.2 million is recorded in other current liabilities on the Consolidated Balance Sheet as of December 31, 2018. Immaterial derivative asset balances are recorded in prepaid assets and other current assets on the Consolidated Balance Sheets as of December 31, 2019 and 2018. A net gain of $0.2 million, and a net loss of $0.2 million, each associated with the Company's derivative instruments, are recognized in interest and other income, net on the Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018, respectively.
5. Acquisition
In August 2016, the Company entered into a License and Collaboration Agreement (“F-star Collaboration Agreement”) with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-Und Entwicklungsges M.B.H ("F-star GmbH") and F-star Biotechnology Limited ("F-star Ltd") (collectively, “F-star”) to leverage F-star’s modular antibody technology and the Company’s expertise in the development of therapies for neurodegenerative diseases. Under the F-star Collaboration Agreement, the Company made payments to F-star totaling $11.5 million. In connection with the entry into the F-star Collaboration Agreement, the Company also purchased an option for an upfront option fee of $0.5 million (the “buy-out-option”), to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement (the “Option Agreement”).

In May 2018, the Company exercised the Option Agreement and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which the Company acquired all of the outstanding shares of F-star Gamma (the “Acquisition”).

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and the Company changed the entity’s name to Denali BBB Holding Limited. In addition, the Company became a direct licensee of certain intellectual property of F-star Ltd by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”). The Company made initial exercise payments under the Purchase Agreement and the F-star Gamma License, in the aggregate, of $17.8 million. In addition, the Company is required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $27.0 million in preclinical contingent payments, $50.0 million in clinical contingent payments, $120.0 million in regulatory contingent payments and $250.0 million in commercial contingent payments. The amount of the contingent payments will vary based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by the Company or solely by F-star or jointly by the Company and F-star. In June 2019, the Company made a payment of $1.5 million to F-star Ltd upon the achievement of a specified preclinical milestone in the Company's ETV:IDS program.
The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. The Company recognized $1.5 million and $18.3 million of contingent consideration as research and development expense in the years ended December 31, 2019 and 2018 respectively. As the transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration on the acquisition date. Further future contingent consideration is expected to be recognized in research and development expense as incurred.

Under the F-star Collaboration Agreement, the Company is responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. The Company's responsibility for research costs under the first development plan related to an Fcab that targets the transferrin receptor was completed during the year ended December 31, 2018. The responsibility for costs under the second development plan related to an undisclosed Fcab target commenced in February 2019. The Company recognized $1.1 million, $0.8 million, and $1.1 million in research and development expense related to the funding of F-star activities under these development plans during the years ended December 31, 2019, 2018, and 2017, respectively.
6. Collaboration Agreements
Sanofi
In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule CNS and peripheral RIPK1 inhibitors contributed by Sanofi and by Denali will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the HSR requirements were satisfied at which time Sanofi paid the Company an upfront payment of $125.0 million. Under the Sanofi Collaboration Agreement, Denali is eligible to receive milestone payments from Sanofi up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and Japan for three indications.

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

The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. During the years ended December 31, 2019 and 2018, the transaction price increased by $20.4 million and $2.3 million, respectively, with increases of $10.4 million and $2.3 million, respectively, related to costs incurred for Retained Activities that were no longer constrained. Additionally, the $10.0 million milestone triggered by the commencement of a DNL758 Phase 1 clinical trial in healthy volunteers, as described below, was included in the increase in transaction price for the year ended December 31, 2019.

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
In July 2019, Sanofi commenced a DNL758 Phase 1 clinical trial in healthy volunteers, which triggered a milestone payment of $10.0 million, which the Company received in August 2019. The entire milestone payment was recognized in collaboration revenue in the year ended December 31, 2019. There were no milestones received or recognized in the year ended December 31, 2018.

A contract liability of $3.5 million and $3.9 million was recorded on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. These contract liabilities relate to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. There was a receivable of $1.2 million and $2.3 million as of December 31, 2019 and 2018, respectively, associated with the Sanofi Collaboration Agreement.

In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.
Through December 31, 2019, Denali has received milestone payments of $10.0 million and has not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by Denali's blood-brain barrier ("BBB") delivery technology and intended for the treatment of neurodegenerative disorders. The programs were Denali’s ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. Takeda may pay up to an aggregate of $25.0 million with respect to each of the three programs directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, $5.0 million of which was paid upon the Takeda Collaboration Agreement becoming effective. In February 2019, the agreement was amended to replace the ATV:BACE1/Tau program with the ATV:Tau program. The amendment did not have a material impact to the consolidated financial statements.

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

Pursuant to the terms of the Takeda Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with Takeda on January 3, 2018, pursuant to which Takeda purchased 4,214,559 shares of Denali’s common stock (the "Shares") for an aggregate purchase price of $110.0 million. The sale of the Shares closed on February 23, 2018. The fair market value of the common stock sold to Takeda was $94.4 million, based on the closing stock price of $22.40 on the date of issuance, resulting in a $15.6 million premium paid to the Company above the fair value of the Company's common stock which was credited to contract liability in the Company's Consolidated Balance Sheets.
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

The remaining $44.0 million of preclinical milestones were considered constrained at the inception of the Takeda Collaboration Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Additionally, cost and profit sharing income, and the development and commercial milestones as outlined above, have not been considered given Takeda has not exercised its options for the development and commercial phases for any program. There was no change in the transaction price during the years ended December 31, 2019 and 2018. This will be reassessed at each reporting period.

The transaction price has been ascribed in its entirety to the three performance obligations identified in the research term of the Takeda Collaboration Agreement.

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue is being recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the years ended December 31, 2019 and 2018.

A contract liability of $59.0 million and $64.9 million is recorded on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. These contract liabilities relate to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be several years. There was no receivable as of December 31, 2019, and there was a receivable of $5.0 million as of December 31, 2018, related to the Takeda Collaboration Agreement.
Revenue recognized relating to future milestone payments of $2.4 million and $1.7 million, which the Company concluded is probable that a significant reversal in the amount recognized will not occur, is presented net in the contract liability on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.
In assessing the Takeda Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations in the research period, estimating variable consideration, and estimating total future costs when using the input method.
Through December 31, 2019, Denali has received $15.0 million in preclinical milestone payments from Takeda and has not recorded any product sales under the Takeda Collaboration Agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Takeda Collaboration Agreement(1)	$5,926	$5,677
Sanofi Collaboration Agreement:
CNS Program License	—	73,932
Peripheral Program License	10,000	47,148
Alzheimer's Disease Services(1)	358	60
Retained Activities	10,394	2,343
Total Sanofi Collaboration Revenue	20,752	123,483
Total Collaboration Revenue	$26,678	$129,160
_________________________________________________
(1)Amounts for the year ended December 31, 2019 represent revenue recognized that was included in the contract liability balance at the beginning of the year. There was no deferred revenue at the beginning of the year ended December 31, 2018. There was no collaboration revenue in the year ended December 31, 2017.
7. License Agreements
Genentech
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech”). The agreement gives the Company access to Genentech’s LRRK2 inhibitor small molecule program for Parkinson's disease. Under the agreement, Genentech granted the Company (i) an exclusive, worldwide, sublicensable license under Genentech’s rights to certain patents and patent applications directed to small molecule compounds which bind to and inhibit LRRK2 and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain compounds and licensed products incorporating any such compound.

The Company may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In addition, the Company may owe royalties on net sales of licensed products ranging from low to high single-digit percentages.
To date, the Company has paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No amounts were recorded in the years ended December 31, 2019 or 2018. The first clinical milestone payment of $2.5 million was recorded as research and development expense during the year ended December 31, 2017.
8. Balance Sheet Components
Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2019	2018
Lab equipment	$21,846	$14,352
Leasehold improvements	34,563	22,288
Computers equipment and purchased software	1,156	458
Furniture and fixtures	1,440	74
Total property and equipment	59,005	37,172
Less: accumulated depreciation	(12,273)	(12,010)
Total property and equipment, net	$46,732	$25,162
Depreciation expense was $8.0 million, $7.4 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	As of December 31,
	2019	2018
Accrued compensation	$8,739	$9,952
Accrued clinical costs	5,042	2,091
Accrued manufacturing and other research & development costs	5,251	4,179
Accrued general, administrative and shared costs	1,310	2,250
Deferred rent, current	—	616
Operating lease liability, current	3,665	—
Other current liabilities	8	380
Total accrued expenses and other current liabilities	$24,015	$19,468

9. Commitments and Contingencies
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
The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Consolidated Balance Sheet as of December 31, 2019. The Company is also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.
As of December 31, 2019, the carrying value of the ROU asset was $33.9 million. The related current and non-current liabilities as of December 31, 2019 were $3.7 million and $68.9 million, respectively. The current and non-current lease liabilities are included in accrued expenses and other current liabilities and operating lease liability, less current portion, respectively, in the Consolidated Balance Sheet.

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
Total operating lease costs, including variable and short-term lease costs, was $10.2 million for the year ended December 31, 2019. Rent expense excluding amortization of leasehold improvements was $6.0 million and $2.2 million for the years ended December 31, 2018 and 2017, respectively.
Operating lease liabilities are calculated as the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2019, the weighted average remaining lease term is 9.3 years and the weighted average discount rate used to determine the operating lease liability was 9.0%. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $5.4 million and was included in net cash used in operating activities in our Consolidated Statements of Cash Flows.

The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2019 (in thousands):

Year Ended December 31:
2020	$9,737
2021	10,391
2022	10,731
2023	11,083
2024	11,447
Thereafter	54,074
Total undiscounted lease payments	107,463
Present value adjustment	(34,933)
Net operating lease liabilities	$72,530
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses, such as taxes and insurance for the New Premises to the sublessee, which are treated as variable sublease income. Total sublease income, including rent and variable sublease cost reimbursements, was $2.6 million for the year ended December 31, 2019. There was no sublease income for the years ended December 31, 2018 or 2017.
The following table details the future undiscounted cash inflows relating to the Company's Sublease Agreement as of December 31, 2019 (in thousands):

Year Ended December 31:
2020	$2,842
2021	2,925
2022	3,009
2023	3,096
2024	876
Thereafter	—
Total undiscounted sublease receipts	$12,748
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
As of December 31, 2019 and 2018, the Company had open non-cancellable purchase orders for biological product development and manufacturing costs totaling $21.2 million and $24.7 million, respectively. The activities under these purchase orders are expected to be completed by November 2024. As of December 31, 2019 and 2018, the Company had total non-refundable purchase commitments of $11.2 million and $14.0 million, respectively, under the DMSA.
During the years ended December 31, 2019 and 2018, the Company incurred costs of $12.7 million and $3.9 million, and made payments of $12.5 million and $3.4 million, respectively, for the development and manufacturing services rendered under the DMSA. The Company had not incurred any costs or made any payments for the development and manufacturing services rendered under the DMSA for the year ended December 31, 2017.
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under license and other agreements of $1.1 million and $1.2 million as of December 31, 2019 and 2018, respectively.
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
Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 60,365,020 shares of common stock. As of December 31, 2019 and 2018, the Company did not have any convertible preferred stock issued or outstanding.

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
As of December 31, 2019 and 2018, there were approximately 3.4 million and 2.3 million common shares available for the Company to grant under the 2017 Plan, respectively.

Stock Option Activity
The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	9,612,652	$10.49	8.20	$97,804
Options granted	3,610,835	18.58
Options exercised	(786,638)	4.27
Options forfeited	(796,115)	16.72
Balance at December 31, 2019	11,640,734	$12.96	7.79	$51,879
Options vested and expected to vest at December 31, 2019	9,896,002	$15.13	8.17	$22,672
Options exercisable at December 31, 2019	3,938,523	$11.19	7.38	$24,552
Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $13.1 million, $9.8 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018, and 2017 the weighted-average grant-date fair value of the options vested was $10.09, $3.85, and $1.94 per share, respectively. The weighted-average grant date fair value of all options granted during the years ended December 31, 2019, 2018 and 2017 was $11.86, $14.79, and $6.41 per share, respectively.
Stock Options Granted to Employees with Service-Based Vesting
The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	6.08
Volatility	65.5% - 77.8%	79.4% - 87.4%	81.9% - 91.3%
Risk-free interest rate	1.5% - 2.6%	2.6% - 3.1%	1.8% - 2.3%
Dividend yield	—	—	—
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
These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. In the event that neither of these market triggers are achieved by the specified timelines, such awards will terminate with respect to that portion of the shares. The expense recognized associated with these performance- and market- contingent awards was $5.2 million and $0.5 million of general and administrative and research and development expense, respectively, during the year ended December 31, 2019. The remaining expense for these awards, to be recognized using the accelerated attribution method, is $0.3 million, which will be recognized over the remaining derived service period of approximately nine months.
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
Aggregated information regarding RSAs and RSUs granted under the Plan for the year ended December 31, 2019 is summarized below:

	Share Awards & Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2018	503,243	$4.86
Granted	850,234	18.86
Vested and released	(419,064)	2.63
Forfeited	(51,777)	20.50
Unvested at December 31, 2019	882,636	$18.67
Expected to vest – December 31, 2019	882,636	$18.67

The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest. The total intrinsic value of RSUs expected to vest was $15.4 million as of December 31, 2019. During the year ended December 31, 2018, the weighted-average grant-date fair value of RSUs granted was $15.92. No RSAs or RSUs were granted in the year ended December 31, 2017. The total fair value of RSAs and RSUs that vested during the years ended December 31, 2019, 2018, and 2017 (measured on the date of vesting) was $8.8 million, $37.0 million and $14.3 million, respectively. There was $13.7 million of total unrecognized stock-based compensation related to unvested RSUs at December 31, 2019, all of which is expected to be recognized over a remaining weighted-average period of 3.2 years.
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
Under the 2017 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The 2017 ESPP provides for consecutive, overlapping 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 31 or November 30 of each year, except for the first offering period which commenced on December 8, 2017, the first trading day after the effective date of the Company’s registration statement. Contributions under the 2017 ESPP are limited to a maximum of 15% of an employee's eligible compensation. We issued 0.2 million and 0.1 million shares of common stock under the 2017 ESPP during the years ended December 31, 2019 and 2018, respectively.

The estimated fair value of stock purchase rights granted under the ESPP were calculated using the Black-Scholes option-pricing model using the following assumptions:

Year Ended December 31,
	2019	2018	2017
Expected term (in years)	0.50 - 1.00	0.50 - 1.00	0.48 - 0.98
Volatility	47.6% - 59.1%	61.0% - 64.3%	50.0% - 51.3%
Risk-free interest rate	1.6% - 2.4%	2.1% - 2.7%	1.5% - 1.7%
Dividend yield	—	—	—

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$19,261	$10,093	$2,852
General and administrative	19,117	8,698	1,557
Total	$38,378	$18,791	$4,409
As of December 31, 2019, total unamortized stock-based compensation expense related to employee and non-employee awards was $76.2 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.7 years.
12. Defined Contribution Plan
The Company sponsors a 401(k) retirement savings plan for the benefit of its employees, including Denali's named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $1.6 million, $0.9 million and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
13. Income Taxes
The Company has reported pre-tax operating losses for all periods presented. The Company has not reflected any benefit for corresponding tax net operating loss carryforwards in the accompanying consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
The effective tax rate for the years ended December 31, 2019, 2018, and 2017 is different from the federal statutory tax rate primarily due to the valuation allowance against deferred tax assets. The Company's effective tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Taxes at the U.S. statutory tax rate	21.0%	21.0%	34.0%
Effect of Tax Act	—	—	(26.6)
Change in valuation allowance	(24.4)	(20.7)	(7.3)
Research tax credits	3.5	10.2	1.0
Stock-based compensation	0.1	(0.7)	(1.0)
Nondeductible acquisition-related costs	—	(9.5)	—
Other	(0.1)	(0.3)	(0.1)
Total provision for income taxes	0.1%	—%	—%

The components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$56,612	$35,023
Tax credit carryforwards	19,133	9,565
Contract liabilities	13,516	—
Operating lease liability	15,686	—
Stock-based compensation	9,513	3,305
Accruals and other	11,815	17,181
Gross deferred tax assets	126,275	65,074
Valuation allowance	(112,713)	(60,915)
Net deferred tax assets	13,562	4,159
Deferred tax liabilities:
Property and equipment	(6,225)	(4,159)
Operating lease right-of-use asset	(7,337)	—
Net deferred tax assets	$—	$—
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a 100% valuation allowance against its net deferred tax assets as of December 31, 2019 and 2018. There was an increase in the net valuation allowance of $51.8 million during the year ended December 31, 2019.
As of December 31, 2019, the Company has federal net operating loss (“NOL”) carryforwards of approximately $221.5 million, which are available to reduce future taxable income, and has federal R&D and orphan drug tax credits of approximately $14.5 million and $1.7 million respectively, both of which may be used to offset future tax liabilities. The federal NOL and federal tax credit carryforwards will begin to expire in 2035. The Company also has state NOL carryforwards of approximately $144.2 million, which are available to reduce future taxable income, and has state tax credits of approximately $9.8 million which may be used to offset future tax liabilities. The state NOL will begin to expire in 2035 and the state tax credit carryforwards will be carried forward indefinitely. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities and may become subject to an annual limitation in the event of certain future cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2019	2018	2017
Unrecognized tax benefits at January 1	$2,642	$1,146	$531
Additions for tax positions taken in a prior year	107	—	—
Additions for tax positions taken in the current year	2,595	1,506	640
Reductions for tax positions taken in the prior year	(45)	(10)	(25)
Unrecognized tax benefits at December 31	$5,299	$2,642	$1,146
If recognized, none of the unrecognized tax benefits would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2019, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
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
14. Net Loss and Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2019	2018	2017
Options issued and outstanding and ESPP shares issuable	11,921,434	9,789,594	6,835,313
Restricted shares subject to future vesting	882,636	503,243	2,293,788
Early exercised common stock subject to future vesting	—	135,424	369,796
Total	12,804,070	10,428,261	9,498,897

15. Subsequent event
In January 2020, the Company sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of approximately $194.1 million.

16. Selected Quarterly Financial Data (Unaudited)
The following tables provide the selected quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Collaboration revenue	$4,672	$13,604	$4,197	$4,205
Loss from operations	(57,758)	(50,155)	(62,763)	(42,508)
Net loss	(54,025)	(46,260)	(58,337)	(38,992)
Net loss per share, basic and diluted(1)	$(0.56)	$(0.48)	$(0.61)	$(0.41)
_________________________________________________
(1) Basic and diluted net income per share for the quarter ended December 31, 2019 is calculated using 96,078,950 shares.

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Collaboration revenue	$125,676	$1,195	$1,648	$641
Income (loss) from operations	74,722	(37,964)	(57,382)	(25,748)
Net income (loss)	77,533	(35,371)	(54,724)	(23,678)
Net income (loss) per share, basic(1)	$0.82	$(0.38)	$(0.59)	$(0.26)
Net income (loss) per share, diluted(1)	$0.79	$(0.38)	$(0.59)	$(0.26)
_________________________________________________
(1) Basic and diluted net income per share for the quarter ended December 31, 2018 is calculated using 94,299,096 and 97,746,224 shares, respectively, the latter of which is computed by giving effect to all dilutive potential ordinary shares including options.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.  CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Denali Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Denali Therapeutics Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Denali Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Redwood City, California
February 27, 2020

ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2019, and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated May 8, 2015, as amended on June 4, 2015, July 22, 2015 and June 22, 2016.	S-1	333-221522	4.1	11/13/2017
4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-221522	4.2	11/27/2017
4.3	Description of the registrant’s common stock.	—	—	—	Filed herewith
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-221522	10.1	11/27/2017
10.2+	2015 Stock Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-221522	10.2	11/13/2017
10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-221522	10.3	11/27/2017
10.4+	2017 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-221522	10.4	12/7/2017
10.5+	Offer Letter between the Registrant and Ryan J. Watts, Ph.D., dated November 10, 2017.	S-1	333-221522	10.5	11/13/2017
10.6+	Offer Letter between the Registrant and Alexander O. Schuth, M.D., dated November 10, 2017.	S-1	333-221522	10.6	11/13/2017
10.7+	Offer Letter between the Registrant and Steve E. Krognes, dated November 10, 2017.	S-1	333-221522	10.7	11/13/2017
10.8+	Offer Letter between the Registrant and Carole Ho, M.D., dated November 10, 2017.	S-1	333-221522	10.8	11/13/2017
10	Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated September 24, 2015.	S-1	333-221522	10.9	11/13/2017
10.10Ü	Exclusive License Agreement between the Registrant and Genentech, Inc., dated June 17, 2016.	S-1	333-221522	10.10	11/13/2017
10.11Ü	License and Collaboration Agreement between the Registrant, F-star Gamma Limited, F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H. and F-star Biotechnology Limited, dated August 24, 2016.	S-1	333-221522	10.11	11/13/2017
10.12Ü	Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017.	S-1	333-221522	10.12	11/13/2017
10.12.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, dated January 18, 2018.	10-K	001-38311	10.12.1	3/19/2018

10.13+	Key Executive Change in Control and Severance Plan.	S-1	333-221522	10.13	11/13/2017
10.14+	Executive Incentive Compensation Plan.	S-1	333-221522	10.14	11/13/2017
10.15+	Outside Director Compensation Policy.	S-1	333-221522	10.15	11/13/2017
10.16#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K/A	001-38311	10.1	7/13/2018
10.17	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.17	3/19/2018
10.18	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.	10-K	001-38311	10.18	3/19/2018
10.19	First Amendment to Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated May 2, 2018.	10-Q	001-38311	10.1	8/9/2018
10.20Ü	Amended and Restated Gamma IP License Agreement between the Registrant and F-star Gamma Limited, dated August 24, 2016	10-Q/A	001-38311	10.2	12/6/2018
10.21Ü	Side Letter between the Registrant and F-star Gamma Limited, dated May 21, 2018	10-Q	001-38311	10.3	8/9/2018
10.22Ü	Share Purchase Agreement between the Registrant and F-star Gamma Limited, dated May 30, 2018	10-Q/A	001-38311	10.4	12/6/2018
10.23	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017 and Amendment No. 2 dated January 18, 2018	10-Q	001-38311	10.1	11/8/2018
10.24	Amendment No. 4 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017 and Amendment No. 2 dated January 18, 2018, and Amendment No. 3 dated November 8, 2018	10-Q	001-38311	10.2	11/8/2018
10.25#	Collaboration and License Agreement between registrant and Genzyme Corporation ("Sanofi"), dated October 29, 2018	10-K	001-38311	10.25	3/12/2019
21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) and (v) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Filed herewith

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

DENALI THERAPEUTICS INC.

Date:	February 27, 2020	By:	/s/ Ryan J. Watts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan J. Watts	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Ryan J. Watts, Ph.D.

/s/ Steve E. Krognes	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2020
Steve E. Krognes

/s/ Vicki Sato	Chairperson of our Board of Directors	February 27, 2020
Vicki Sato, Ph.D.

/s/ Marc Tessier-Lavigne	Director	February 27, 2020
Marc Tessier-Lavigne, Ph.D.

/s/ Douglas Cole	Director	February 27, 2020
Douglas Cole, M.D.

/s/ Jennifer Cook	Director	February 27, 2020
Jennifer Cook

/s/ Jay Flatley	Director	February 27, 2020
Jay Flatley

/s/ Peter Klein	Director	February 27, 2020
Peter Klein

/s/ Robert Nelsen	Director	February 27, 2020
Robert Nelsen

/s/ David Schenkein	Director	February 27, 2020
David Schenkein, M.D.