Form 10-Q
period 2020-03-31
Denali Therapeutics Inc.
filed 2020-05-07
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of April 29, 2020 was 105,628,182.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$207,537	$79,449
Short-term marketable securities	379,713	335,907
Prepaid expenses and other current assets	17,535	14,675
Total current assets	604,785	430,031
Long-term marketable securities	9,684	39,886
Property and equipment, net	45,452	46,732
Operating lease right-of-use asset	33,626	33,923
Other non-current assets	2,318	2,659
Total assets	$695,865	$553,231
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,316	$2,590
Accrued compensation	3,910	8,739
Accrued clinical costs	5,349	5,042
Other accruals and other current liabilities	7,265	6,569
Operating lease liability, current	4,121	3,665
Contract liabilities	24,674	18,739
Total current liabilities	47,635	45,344
Contract liabilities, less current portion	34,747	43,753
Operating lease liability, less current portion	67,793	68,865
Other non-current liabilities	379	379
Total liabilities	150,554	158,341
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 105,541,343 shares and 96,189,935 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,382	1,288
Additional paid-in capital	1,025,408	818,803
Accumulated other comprehensive income	835	350
Accumulated deficit	(482,314)	(425,551)
Total stockholders' equity	545,311	394,890
Total liabilities and stockholders’ equity	$695,865	$553,231

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue:
Collaboration revenue from customers	$3,552	$4,111
Other collaboration revenue	52	94
Total collaboration revenue	3,604	4,205
Operating expenses:
Research and development	51,016	37,403
General and administrative	12,555	9,310
Total operating expenses	63,571	46,713
Loss from operations	(59,967)	(42,508)
Interest and other income, net	3,069	3,516
Loss before income taxes	(56,898)	(38,992)
Income tax benefit	135	—
Net loss	(56,763)	(38,992)
Other comprehensive income (loss):
Net unrealized gain on marketable securities, net of tax	485	981
Comprehensive loss	$(56,278)	$(38,011)
Net loss per share, basic and diluted	$(0.55)	$(0.41)
Weighted average number of shares outstanding, basic and diluted	102,419,718	94,984,503

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2020	Shares	Amount
Balance at December 31, 2019	96,189,935	$1,288	$818,803	$350	$(425,551)	$394,890
Issuance of common stock in follow-on offering, net of issuance costs of $632	9,000,000	90	193,858	—	—	193,948
Issuances under equity incentive plans	259,569	3	1,963	—	—	1,966
Vesting of restricted stock units	91,839	1	(1)	—	—	—
Stock-based compensation	—	—	10,785	—	—	10,785
Net loss	—	—	—	—	(56,763)	(56,763)
Other comprehensive lncome	—	—	—	485	—	485
Balance at March 31, 2020	105,541,343	$1,382	$1,025,408	$835	$(482,314)	$545,311

Three Months Ended March 31, 2019
Balance at December 31, 2018	94,662,435	$1,273	$774,158	$(649)	$(227,937)	$546,845
Issuances under equity incentive plans	199,503	2	906	—	—	908
Vesting of early exercised common stock	46,874	1	31	—	—	32
Vesting of restricted stock awards	348,893	3	(3)	—	—	—
Stock-based compensation	—	—	6,874	—	—	6,874
Net loss	—	—	—	—	(38,992)	(38,992)
Other comprehensive Income	—	—	—	981	—	981
Balance at March 31, 2019	95,257,705	$1,279	$781,966	$332	$(266,929)	$516,648

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(56,763)	$(38,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,109	2,403
Stock–based compensation expense	10,785	6,874
Net amortization of discounts on marketable securities	(607)	(1,317)
Non-cash operating lease expense	321	1,265
Other non-cash items	(53)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,454)	2,849
Accounts payable	(292)	1,965
Accruals and other current liabilities	(3,827)	(4,593)
Contract liabilities	(3,069)	(777)
Operating lease liability	(642)	—
Net cash used in operating activities	(54,492)	(30,323)
Investing activities
Purchases of marketable securities	(153,155)	(109,810)
Purchases of property and equipment	(879)	(2,028)
Maturities and sales of marketable securities	140,701	103,791
Net cash used in investing activities	(13,333)	(8,047)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	193,948	—
Proceeds from exercise of awards under equity incentive plans	1,965	908
Net cash provided by financing activities	195,913	908
Net increase (decrease) in cash, cash equivalents and restricted cash	128,088	(37,462)
Cash, cash equivalents and restricted cash at beginning of period	80,949	78,623
Cash, cash equivalents and restricted cash at end of period	$209,037	$41,161
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$—	$11,341
Property and equipment purchases accrued but not yet paid	$—	$1,569

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

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 27, 2020 (the "2019 Annual Report on Form 10-K"). The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in the Company's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2020, except as discussed below in the sections titled "Marketable Securities" and "Recently Adopted Accounting Pronouncement," there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2019 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.
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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material to the Condensed Consolidated Balance Sheets and Statements of Operations and Comprehensive Loss.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the Company had no off-balance sheet concentrations of credit risk.

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
The COVID-19 pandemic has caused increased risk and uncertainty for the Company. Credit risk associated with investments in securities may increase if any institution with which the Company has an investment is significantly impacted by the COVID-19 pandemic. As of March 31, 2020, the Company has not realized any losses on its cash deposits or investments. Further, COVID-19 may impact the timelines and progress of the Company's preclinical activities and clinical trials, and may impact its ability to raise capital in the near term.
Segments
The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are reported at fair value.

The Company’s restricted cash consists of the letter of credit for the Company’s headquarters building lease, and is included within other non-current assets on the accompanying Condensed Consolidated Balance Sheets.
Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities, or long-term marketable securities on the Condensed Consolidated Balance Sheets, are considered available-for-sale, and reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.

The Company classifies investments in securities with remaining maturities of less than one year, or where its intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. The Company classifies investments in securities with remaining maturities of over one year as long-term investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses and declines in value determined to be due to credit losses on marketable securities, if any, are included in interest and other income, net.

The Company periodically evaluates the need for an allowance for credit losses. This evaluation consists of several qualitative and quantitative factors, including whether it has plans to sell the security, whether it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis, and if the entity has the ability and intent to hold the security to maturity, and the portion of any unrealized loss that is the result of a credit loss. Factors considered in making these evaluations include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, expected cash flows from securities, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company's strategy and intentions for holding the marketable security.
Accounts Receivable
Accounts receivable are included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The accounts receivable balance represents amounts receivable from the Company's collaboration partners, net of an allowance for credit losses, if required.
Derivatives and Hedging Activities
The Company measures its derivative instruments at fair value, and accounts them as either assets or liabilities included within prepaid assets and other current assets and other accruals and current liabilities, respectively, on the Condensed Consolidated Balance Sheets. Derivatives are adjusted to fair value through interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Leases

The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases as of January 1, 2019. A determination is made as to whether an arrangement is a lease at inception. A right-of-use (“ROU”) asset and operating lease liability is recognized for identified operating leases in the Condensed Consolidated Balance Sheets.
ROU assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments due over the lease term, with the ROU assets adjusted for lease incentives received. When determining the present value of lease payments, the Company uses its incremental borrowing rate on the date of lease commencement, or the rate implicit in the lease, if known. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed by management to be reasonably certain at lease inception.
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
Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s Condensed Consolidated Balance Sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to the Company having an unconditional right (other than a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's Condensed Consolidated Balance Sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.
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
Recently Issued Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU No. 2019-12 modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted, and is required to be adopted prospectively, with the exception of certain specific amendments. The Company is currently assessing the impact of this ASU on its Condensed Consolidated Financial Statements.
Recently Adopted Accounting Pronouncement
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The Company adopted this standard as of January 1, 2020 using a modified retrospective approach. Adoption of the standard did not have a material impact on the Condensed Consolidated Financial Statements.

2. Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$92,160	$—	$—	$92,160
U.S. government treasuries	84,996	—	—	84,996
Commercial paper	—	2,996	—	2,996
Short-term marketable securities:
U.S. government treasuries	273,680	—	—	273,680
Corporate debt securities	—	61,766	—	61,766
Commercial paper	—	44,267	—	44,267
Long-term marketable securities:
U.S. government treasuries	2,565	—	—	2,565
Corporate debt securities	—	7,119	—	7,119
Total	$453,401	$116,148	$—	$569,549
Liabilities:
Foreign currency derivative contracts	$—	$141	$—	$141
Total	$—	$141	$—	$141

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$54,163	$—	$—	$54,163
U.S. government treasuries	15,989	—	—	15,989
Short-term marketable securities:
U.S. government treasuries	250,070	—	—	250,070
U.S. government agency securities	—	2,000	—	2,000
Corporate debt securities	—	53,479	—	53,479
Commercial paper	—	30,358	—	30,358
Long-term marketable securities:
U.S. government treasuries	13,869	—	—	13,869
Corporate debt securities	—	26,017	—	26,017
Foreign currency derivative contracts	—	85	—	85
Total	$334,091	$111,939	$—	$446,030
Liabilities:
Foreign currency derivative contracts	$—	$8	$—	$8
Total	$—	$8	$—	$8
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
There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2020 or 2019.

3. Cash and Marketable Securities
Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amount reported within the Condensed Consolidated Statements of Cash Flows is shown in the table below (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$207,537	$79,449	$39,661	$77,123
Restricted cash included within other non-current assets	1,500	1,500	1,500	1,500
Total cash, cash equivalents, and restricted cash	$209,037	$80,949	$41,161	$78,623
Marketable securities
All marketable securities were considered available-for-sale at March 31, 2020 and December 31, 2019. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$272,289	$1,391	$—	$273,680
Corporate debt securities(1)	61,920	39	(193)	61,766
Commercial paper	44,267	—	—	44,267
Total short-term marketable securities	378,476	1,430	(193)	379,713
Long-term marketable securities:
U.S. government treasuries	2,525	40	—	2,565
Corporate debt securities(2)	7,153	—	(34)	7,119
Total long-term marketable securities	9,678	40	(34)	9,684
Total	$388,154	$1,470	$(227)	$389,397
__________________________________________________
(1)Unrealized holding losses on 10 securities, with an aggregate fair value of $35.7 million.
(2)Unrealized holding losses on 1 security, with an aggregate fair value of $7.1 million.

	December 31, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$249,478	$594	$(2)	$250,070
U.S. government agency securities	1,999	1	—	2,000
Corporate debt securities(2)	53,396	94	(11)	53,479
Commercial paper	30,358	—	—	30,358
Total short-term marketable securities	335,231	689	(13)	335,907
Long-term marketable securities:
U.S. government treasuries(3)	13,865	6	(2)	13,869
Corporate debt securities(4)	25,998	34	(15)	26,017
Total long-term marketable securities	39,863	40	(17)	39,886
Total	$375,094	$729	$(30)	$375,793
__________________________________________________
(1)Unrealized holding losses on 2 securities, with an aggregate fair value of $9.3 million.
(2)Unrealized holding losses on 4 securities, with an aggregate fair value of $25.9 million.
(3)Unrealized holding losses on 1 security, with an aggregate fair value of $10.1 million.
(4)Unrealized holding losses on 3 securities, with an aggregate fair value of $17.2 million.
As of March 31, 2020 and December 31, 2019, some of the Company’s marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of March 31, 2020 or December 31, 2019. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions, and the unrealized losses are believed to be the result of the recent widespread market and interest rate impact of the COVID-19 pandemic. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.
The Company recorded unrealized gains on marketable securities as other comprehensive income in the three months ended March 31, 2020. As a result, the Company recorded a tax benefit of $0.1 million for the three months ended March 31, 2020 on the Condensed Consolidated Statements of Operations and Comprehensive Loss and a corresponding tax charge in other comprehensive income. During the three months ended March 31, 2019, no tax benefit was recorded on unrealized gains recorded in other comprehensive income.

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
The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of March 31, 2020 and December 31, 2019, respectively (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	26	2,746	Apr 2020 - Feb 2021
British Pounds	17	2,482	Apr 2020 - Feb 2021
Swiss Francs	5	34	Apr 2020 - Aug 2020
Total at March 31, 2020	48
Euros	23	1,500	Jan 2020 - Nov 2020
British Pounds	15	2,285	Jan 2020 - Jun 2020
Swiss Francs	10	129	Jan 2020 - Aug 2020
Total at December 31, 2019	48
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

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. As the transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration on the acquisition date. To date, the Company has paid consideration of $19.8 million in aggregate, consisting of up-front and contingent consideration, all of which was recorded as research and development expense as incurred. No contingent consideration was recognized in the three months ended March 31, 2020 or March 31, 2019. Any future contingent consideration is expected to be recognized as incurred in research and development expense on the Condensed Consolidated Statements of Operations and Comprehensive loss.
Under the F-star Collaboration Agreement, the Company is responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. The Company's responsibility for research costs under the first development plan related to an Fcab that targets the transferrin receptor was completed during the year ended December 31, 2018. The responsibility for costs under the second development plan related to an undisclosed Fcab target commenced in February 2019. The Company recognized $0.3 million and $0.2 million in research and development expense related to the funding of F-star Ltd activities under this development plan during the three months ended March 31, 2020 and March 31, 2019, respectively.
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
The Company believes that the Sanofi Collaboration Agreement is a collaboration arrangement as defined in ASC 808. The Company also believes that Sanofi meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for three of the performance obligations identified at inception, but does not meet the definition of a customer for the Alzheimer's Disease Services. Further, Sanofi does not meet the definition of a customer for all Phase 3 and later stage development trials for CNS Products led by Sanofi for which Denali will fund 30% of total costs. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for guidance where the performance obligation does not fall under ASC 606, and determined that for the Alzheimer's Disease Services, the guidance in ASC 606 should be analogized for the recognition, measurement and reporting of this performance obligation, and for the cost sharing provisions, the Company determined that the guidance in ASC 730, Research and Development should be applied.
The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception through March 31, 2020, the transaction price increased by $23.3 million, consisting of $13.3 million related to costs incurred for Retained Activities that were no longer constrained, and $10.0 million related to a milestone triggered in July 2019. During the three months ended March 31, 2020 and 2019, the transaction price increased by $0.5 million and $3.4 million, respectively, related entirely to costs incurred for Retained Activities that were no longer constrained.
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
A contract liability of $3.4 million and $3.5 million was recorded on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. These contract liabilities relate to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. There was a receivable of $0.5 million and $1.2 million at March 31, 2020 and December 31, 2019, respectively, associated with the Sanofi Collaboration Agreement.
In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.
Through March 31, 2020, Denali has received milestone payments of $10.0 million and has not recorded any product sales recorded under the Sanofi Collaboration Agreement.

Takeda

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by Denali's blood-brain barrier ("BBB") delivery technology and intended for the treatment of neurodegenerative disorders. The programs were Denali’s ATV:BACE1/Tau and ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. Takeda may pay up to an aggregate of $25.0 million with respect to each of the three programs directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, $5.0 million of which was paid upon the Takeda Collaboration Agreement becoming effective. In February 2019, the agreement was amended to replace the ATV:BACE1/Tau program with the ATV:Tau program. The amendment did not have a material impact to the condensed consolidated financial statements.

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

The Company believes that the Takeda Collaboration Agreement is a collaboration arrangement as defined in ASC 808. Further, during the research period, the Company believes that the arrangement is a contract with a customer as defined in ASC 606, Revenue From Contracts With Customers. The Takeda Collaboration Agreement and the Stock Purchase Agreement are being accounted for as one arrangement because they were entered into at the same time with interrelated financial terms.
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
The remaining $44.0 million of preclinical milestones were considered constrained at the inception of the Takeda Collaboration Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Additionally, cost and profit sharing income, and the development and commercial milestones as outlined above, have not been considered given Takeda has not exercised its options for the development and commercial phases for any program. No change in the transaction price has been recorded since inception. This will be reassessed at each reporting period.

The transaction price has been ascribed in its entirety to the three performance obligations identified in the research term of the Takeda Collaboration Agreement.

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue is being recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the three months ended March 31, 2020 or March 31, 2019.

A contract liability of $56.0 million and $59.0 million is recorded on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. This contract liability relates to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be several years. There was no receivable as of March 31, 2020 or December 31, 2019, related to the Takeda Collaboration Agreement.

Revenue recognized relating to future milestone payments of $3.3 million and $2.4 million, which the Company concluded is probable that a significant reversal in the amount recognized will not occur, is presented net in the contract liability on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.

In assessing the Takeda Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations in the research period, estimating variable consideration, and estimating total future costs when using the input method. There is some increase in the judgment required in estimating the timing of future costs due to the COVID-19 pandemic. This is because it is challenging to predict the duration and extent of the impact of the COVID-19 pandemic on the third-party service providers assisting with the Company's ATV:Tau, ATV:TREM2 and PTV:PGRN programs. This may impact the split between current and non-current contract liability on the Condensed Consolidated Balance Sheet in the future.

Through March 31, 2020, Denali has received $15.0 million in preclinical milestone payments from Takeda and has not recorded any product sales under the Takeda Collaboration Agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Takeda Collaboration Agreement(1)	$3,018	$682
Sanofi Collaboration Agreement
Alzheimer's Disease Services(1)	52	94
Retained Activities	534	3,429
Total Sanofi Collaboration Revenue	586	3,523
Total Collaboration Revenue	$3,604	$4,205
_________________________________________________
(1)Amounts represent revenue recognized during the period that was included in the contract liability balance at the beginning of the period.
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
To date, the Company has paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No amounts were recorded in the three months ended March 31, 2020 or 2019.

8. Commitments and Contingencies
Lease Obligations

In May 2018, the Company entered into an amendment to its operating lease for its former corporate headquarters in South San Francisco (the "Headquarters Lease Amendment") to relocate and expand its headquarters to 148,020 rentable square feet in a building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which was April 1, 2019, when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company was deemed to have obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term. The Company determined that this renewal was not reasonably certain at lease inception.

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The Company is also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.
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
Total operating lease costs, including variable and short-term lease costs, was $2.6 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively.
Operating lease liabilities are calculated as the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2020, the weighted average remaining lease term was 9.1 years and the weighted average discount rate used to determine the operating lease liability was 9.0%. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 and March 31, 2019 of $2.2 million and $0.7 million, respectively, was included in net cash used in operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2020 (in thousands):

Year Ended December 31:
2020 (nine months)	$7,572
2021	10,391
2022	10,731
2023	11,083
2024	11,447
Thereafter	54,074
Total undiscounted lease payments	105,298
Present value adjustment	(33,384)
Net operating lease liabilities	$71,914
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses, such as taxes and insurance for the New Premises to the sublessee, which are treated as variable sublease income. Total sublease income, including rent and variable sublease cost reimbursements, was $0.9 million for three months ended March 31, 2020, respectively. There was no sublease income for the three months ended March 31, 2019.
The following table details the future undiscounted cash inflows relating to the Sublease Agreement as of March 31, 2020 (in thousands):

Year Ended December 31:
2020 (nine months)	$2,146
2021	2,925
2022	3,009
2023	3,096
2024	876
Thereafter	—
Total undiscounted sublease receipts	$12,052

Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, or Condensed Consolidated Statements of Cash Flows.
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
As of March 31, 2020 and December 31, 2019, the Company had open non-cancellable purchase orders for biological product development and manufacturing costs totaling $14.6 million and $21.2 million respectively. The activities under these purchase orders are expected to be completed by March 2026. As of March 31, 2020 and December 31, 2019, the Company had total non-cancellable purchase commitments under the DMSA of $7.6 million and $11.2 million, respectively.
During the three months ended March 31, 2020 and 2019, the Company incurred costs of $1.0 million and $3.6 million, respectively, and made payments of $3.2 million and $2.6 million, respectively, for the development and manufacturing services rendered under the DMSA.
9. Stock-Based Awards
2017 Equity Incentive Plan

In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which initially reserved approximately 6.4 million shares of common stock for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. The 2017 Plan provides that the number of shares reserved and available for issuance under the 2017 Plan will automatically increase each year on January 1st, by the least of (i) 10.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2020, common stock available for issuance under the 2017 Plan was increased by approximately 4.8 million shares as a result of this automatic increase provision.

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
As of March 31, 2020 and December 31, 2019, there were approximately 4.5 million and 3.4 million shares of common stock, respectively, available for the Company to grant under the 2017 Plan.
Stock Option Activity

The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	11,640,734	$12.96	7.79
Options granted	2,998,584	24.63
Options exercised	(259,569)	7.57
Options forfeited	(130,071)	18.02
Balance at March 31, 2020	14,249,678	$15.47	8.03	$64,492
Options vested and expected to vest at March 31, 2020	12,504,946	$17.53	8.40	$35,128
Options exercisable at March 31, 2020	4,729,113	$12.63	7.42	$29,163

Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding options. The total intrinsic value of options exercised for the three months ended March 31, 2020 and 2019 was $3.7 million and $3.3 million, respectively. During the three months ended March 31, 2020 and 2019, the weighted-average grant date fair value of the vested options was $11.23 and $11.82 per share, respectively. The weighted-average grant date fair value of all options granted during the three months ended March 31, 2020 and 2019 was $14.73 and $11.60 per share, respectively.

Stock Options Granted to Employees with Service-Based Vesting

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	6.08	6.08
Volatility	65.2% - 65.6%	69.3% - 69.4%
Risk-free interest rate	0.7% - 1.7%	2.5% - 2.6%
Dividend yield	—	—

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
These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. In the event that neither of these market triggers are achieved by the specified timelines, such awards will terminate with respect to that portion of the shares. General and administrative expense of $0.1 million was recognized associated with these performance- and market- contingent awards for the three months ended March 31, 2020. The remaining expense for these awards, to be recognized using the accelerated attribution method, is $0.2 million, which will be recognized over the remaining derived service period of approximately six months.
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
Aggregated information regarding RSAs and RSUs granted under the 2017 Plan for the three months ended March 31, 2020 is summarized below:

	Share Awards & Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2019	882,636	$18.67
Granted	868,500	24.50
Vested and released	(91,839)	18.60
Forfeited	(21,313)	18.34
Unvested at March 31, 2020	1,637,984	$21.75
Expected to vest - March 31, 2020	1,637,984	$21.75

The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest. The total intrinsic value of RSUs expected to vest was $28.7 million as of March 31, 2020. During the three months ended March 31, 2020 and 2019, the weighted-average grant-date fair value of RSUs granted was $24.50 and $18.27, respectively. The total fair value of RSAs and RSUs that vested during the three months ended March 31, 2020 and 2019, was $2.1 million and $7.4 million, respectively.
Employee Stock Purchase Plan

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which initially reserved 1.0 million shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2017 ESPP provides that the number of shares reserved and available for issuance under the 2017 ESPP will automatically increase each year on January 1st, by the least of (i) 2.0 million shares, (ii) 1% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2020, common stock available for issuance under the 2017 ESPP was increased by approximately 1.0 million shares as a result of this automatic increase provision.

Under the 2017 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The 2017 ESPP provides for consecutive, overlapping 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 31 or November 30 of each year, except for the first offering period which commenced on December 8, 2017, the first trading day after the effective date of the Company’s registration statement. Contributions under the 2017 ESPP are limited to a maximum of 15% of an employee's eligible compensation. During the three months ended March 31, 2020 and 2019, the Company did not issue any shares of common stock under the 2017 ESPP.
Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$6,054	$3,982
General and administrative	4,731	2,892
Total	$10,785	$6,874
As of March 31, 2020, total unamortized stock-based compensation expense related to employee and non-employee awards was $129.5 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 3.2 years.
10. Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2020	2019
Options issued and outstanding and ESPP shares issuable	14,530,378	12,202,568
Restricted shares subject to future vesting	1,637,984	524,359
Early exercised common stock subject to future vesting	—	88,550
Total	16,168,362	12,815,477

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

Forward-looking statements include, but are not limited to, statements about:

•the success, cost and timing of our development activities, preclinical studies and clinical trials, including the enrollment in such trials, and in particular the development of our blood-brain barrier (“BBB”) platform technology, programs and biomarkers;

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

•our financial performance;

•our expectations regarding the impact of the COVID -19 pandemic on our business; and

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

We have also developed a proprietary BBB platform technology, our transport vehicle ("TV"), which enables multiple modality-based platforms to deliver a wide range of large-molecule therapeutics across the BBB, including enzymes, antibodies, proteins and oligonucleotides. This technology is designed to engage specific BBB transport receptors, which are ubiquitously expressed in brain capillaries and facilitate transport of proteins into the brain. We are currently optimizing and broadening this platform technology.

Our five clinical programs are:
•our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program to address Parkinson’s disease;
•our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address neurological diseases such as Alzheimer’s disease, amyotrophic lateral sclerosis ("ALS") and multiple sclerosis;
•a second RIPK1 inhibitor that our partner Sanofi is developing to address peripheral inflammatory diseases such as rheumatoid arthritis;
•our EIF2B activator program to address diseases such as ALS and frontotemporal dementia ("FTD"); and
•our ETV:IDS program, our most advanced program enabled by our TV technology, which is designed to restore iduronate 2-sulfatase ("IDS"), and reduce glycosaminoglycans, both peripherally and in the brain, in patients with mucopolysaccharidosis II ("MPS II", or "Hunter syndrome").

Program	Product Candidate(s)	Clinical Phase	Indication(s)	Operational Control
LRRK2	DNL201	Ph 1b (complete)	Parkinson's disease	Denali
	DNL151	Ph 1 and Ph 1b
RIPK1 (CNS)	DNL747	Ph 1b (complete)	Alzheimer's disease	Denali
		Ph 1b (enrollment complete)	ALS	Sanofi
RIPK1 (Peripheral)	DNL758	Ph 1	Systemic inflammatory diseases	Sanofi
EIF2B	DNL343	Ph 1	ALS and FTD	Denali
ETV:IDS	DNL310	Ph 1/2 (study startup)	Hunter syndrome (MPS II)	Denali

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

Key operational and financing milestones in 2020 to date include:

•In January 2020, the IND for DNL310 (ETV:IDS) was accepted. We continue to collect data from patients enrolled in our ongoing observational biomarker study, and we plan to initiate a Phase 1/2 study for DNL310 in Hunter syndrome patients in the first half of 2020;
•In January 2020, we announced positive results from our LRRK2 program. Phase 1b results with DNL201 in patients with Parkinson’s disease demonstrated high levels of target and pathway engagement and improvement of lysosomal biomarkers. Interim Phase 1 results with DNL151 in more than 150 healthy volunteers also met all safety and biomarker goals. Both clinical trials showed dose-dependent target engagement, improvement in biomarkers of lysosomal function and demonstrated safety profiles supporting progression to further development. We plan to select one of these two molecules for Phase 2/3 studies in patients with and without the LRRK2 mutation by mid-2020;
•In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of $193.9 million;
•In February 2020, we initiated a Phase 1 clinical trial for DNL343 (EIF2B) in healthy volunteers; and
•In April 2020, we announced the expected impact of the COVID-19 pandemic on our business, in particular on the progress of ongoing and planned clinical trials. We are working proactively with our partners and other stakeholders in an effort to mitigate and minimize any negative impact to our research, clinical programs and other business operations.
We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, and the proceeds from our initial public offering ("IPO"), follow-on offering, and payments received from our collaboration agreements with Takeda and Sanofi.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $56.8 million and $39.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $482.3 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our TV platform. These expenses include those incurred by us relating to our Takeda Collaboration Agreement and Sanofi Collaboration Agreement. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including rent and depreciation, and lab consumables.

It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is made more challenging by events outside of our control, such as the recent COVID-19 pandemic. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

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

Results of Operations
Comparison of the three months ended March 31, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Collaboration revenue:
Collaboration revenue from customers	$3,552	$4,111	$(559)	(14)%
Other collaboration revenue	52	94	(42)	(45)
Total Collaboration revenue	3,604	4,205	(601)	(14)
Operating expenses:
Research and development	51,016	37,403	13,613	36
General and administrative	12,555	9,310	3,245	35
Total operating expenses	63,571	46,713	16,858	36
Loss from operations	(59,967)	(42,508)	(17,459)	41
Interest and other income, net	3,069	3,516	(447)	(13)
Loss before Income taxes	(56,898)	(38,992)	(17,906)	46
Income tax benefit	135	—	135	*
Net loss	$(56,763)	$(38,992)	$(17,771)	46%
__________________________________________________
* Percentage is not meaningful.

Collaboration revenue. Collaboration revenue was $3.6 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.6 million in collaboration revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to a $2.9 million decrease in revenue from our collaboration with Sanofi, driven by the fact that revenue for retained activities under the Sanofi Collaboration Agreement are winding down as activities are transferred to Sanofi, partially offset by a $2.3 million increase in revenue from our collaboration with Takeda, driven by increased costs incurred in the programs partnered with Takeda.

Research and development expenses. Research and development expenses were $51.0 million and $37.4 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended March 31,
	2020	2019
LRRK2 program external expenses	$9,592	$4,162
RIPK1 program external expenses	597	3,200
EIF2B program external expenses	1,312	302
ETV:IDS program external expenses	3,138	3,266
TV platform and other program external expenses	2,724	3,073
Other external research and development expenses	6,795	3,161
Personnel-related expenses (1)	18,871	13,075
Other unallocated research and development expenses	7,987	7,164
Total research and development expenses	$51,016	$37,403
__________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $6.1 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively, reflecting an increase of $2.1 million.

There was an increase in total research and development expenses of $13.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This reflects increases in external expenses related to progression of our portfolio, including an increase of $5.4 million in the LRRK2 program and an increase of $1.0 million in EIF2B program external expenses, partially offset by decreases of $2.6 million in RIPK1 program external expenses due to the completion of enrollment for the Phase 1b trials in DNL747 and the transfer of certain retained activities to Sanofi during the period, and $0.3 million in TV platform and other program external expenses due to significant non-recurring contract manufacturing costs incurred in the three months ended March 31, 2019. Further, there was a $5.8 million increase in personnel-related expenses, consisting of a $3.7 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $2.1 million increase in stock-based compensation expense primarily attributable to new equity award grants. There was also a $3.6 million increase in other external research and development expenses to support our growing pipeline, and an increase in other unallocated research and development expenses of $0.8 million, which was primarily due to an increase in facilities-related expenses of $0.4 million resulting from increased rent expense associated with the new headquarters lease.

General and administrative expenses. General and administrative expenses were $12.6 million for the three months ended March 31, 2020 compared to $9.3 million for the three months ended March 31, 2019. The increase of approximately $3.3 million was primarily attributable to a $3.0 million increase in personnel-related expenses, driven by higher headcount and stock-based compensation expense associated with new equity award grants. Additionally, there was an increase of $0.2 million in other general and administrative costs related to increases in insurance costs.

Interest and other income, net. Interest and other income, net was $3.1 million for the three months ended March 31, 2020 compared to $3.5 million for the three months ended March 31, 2019. The decrease of $0.4 million was primarily due to a decrease in interest income earned on our investments due to falling interest rates, partially offset by $0.9 million of sublease income received in the three months ended March 31, 2020, but no sublease income for the three months ended March 31, 2019.

Income tax benefit. Income tax benefit was $0.1 million for the three months ended March 31, 2020 due to the tax benefit associated with an unrealized gain on marketable securities in other comprehensive income. There was no income tax benefit for the three months ended March 31, 2019.
Comparison of the three months ended March 31, 2019 and 2018
Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our Form 10-Q for three months ended March 31, 2019 for a discussion of the results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Liquidity and Capital Resources
Sources of Liquidity

We have funded our operations primarily from the issuance and sale of convertible preferred stock, proceeds from our IPO, our follow-on offering, and payments received from our collaboration agreements with Takeda and Sanofi. We received net proceeds of $264.3 million from our IPO in December 2017. In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of $193.9 million.

Pursuant to the Takeda Collaboration Agreement, we have received $55.0 million related to upfront and milestone payments through March 31, 2020. Further, under the associated Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.

Pursuant to the Sanofi Collaboration Agreement, we received an upfront payment of $125.0 million in November 2018, and a milestone payment of $10.0 million in August 2019. We have received further payments of $12.8 million for performance of Retained Activities through March 31, 2020.

As of March 31, 2020, we had cash, cash equivalents and marketable securities in the amount of $596.9 million.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $482.3 million through March 31, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least 12 months from the filling date of this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(54,492)	$(30,323)
Net cash used in investing activities	(13,333)	(8,047)
Net cash provided by financing activities	195,913	908
Net increase (decrease) in cash, cash equivalents and restricted cash	$128,088	$(37,462)
Net Cash Used In Operating Activities

During the three months ended March 31, 2020, cash used in operating activities was $54.5 million, which consisted of a net loss of $56.8 million, adjusted by non-cash items primarily related to stock-based compensation, depreciation, and non-cash rent expenses, partially offset by net amortization of discounts on marketable securities. Cash used in operating activities was also driven by changes in our operating assets and liabilities.

Net Cash Used In Investing Activities

During the three months ended March 31, 2020, cash used in investing activities was $13.3 million, which consisted of $153.2 million of purchases of marketable securities and $0.9 million of capital expenditures to purchase property and equipment, partially offset by $140.7 million in proceeds from the maturity of marketable securities.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities was $195.9 million, which consisted of $193.9 million in net cash proceeds from our follow-on offering completed in January 2020 and $2.0 million in proceeds from the exercise of options to purchase common stock.

Discussion of the three months ended March 31, 2019

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Form 10-Q for three months ended March 31, 2019 for a discussion of the cash flows for that period.
Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.
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

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. We are also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.

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
As of March 31, 2020 and December 31, 2019, we had open non-cancellable purchase orders for biological product development and manufacturing costs totaling $14.6 million and $21.2 million respectively. The activities under these purchase orders are expected to be completed by March 2026. As of March 31, 2020 and December 31, 2019, we had total non-cancellable purchase commitments, under the DMSA, of $7.6 million and $11.2 million, respectively.
During the three months ended March 31, 2020 and 2019, we incurred costs of $1.0 million and $3.6 million, respectively, and made payments of $3.2 million and $2.6 million, respectively, for the development and manufacturing services rendered under the DMSA.
Other than those detailed above, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.
Recent Accounting Pronouncements

Except as described in Note 1 to the condensed consolidated financial statements under the headings "Recently Issued Accounting Pronouncement" and "Recently Adopted Accounting Pronouncement," there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020, that are of significance or potential significance to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $596.9 million as of March 31, 2020, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of March 31, 2020, we had open forward foreign currency exchange contracts with notional amounts of $6.3 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at March 31, 2020 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.6 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock. The risk factors set forth below are substantially the same as the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020.
Risks Related to Our Business, Financial Condition and Capital Requirements
We are in the early stages of clinical drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are an early clinical-stage biopharmaceutical company with a very limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 1 or 1b clinical trials for our LRRK2, RIPK1 and EIF2B programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred significant net losses since our inception, including net losses of $56.8 million and $39.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $482.3 million.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates and our TV platform. We do not expect to generate revenue from product sales for several years, if at all. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of its effects, may materially and adversely affect our business, operations and financial condition.

Public health outbreaks, such as epidemics or pandemics involving infectious or contagious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to the spread of the disease, due to shutdowns that may be requested or mandated by federal, state and local governmental authorities or certain employers, or due to the economic consequences associated with the pandemic. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the continued rapid spread of COVID-19, both across the United States and throughout much of the world, and the measures taken by the governments of countries and local authorities affected has disrupted and could delay the initiation of new clinical trials, the progress of our ongoing clinical trials, and could disrupt and delay our preclinical activities, and potentially the manufacture or shipment of both drug substance and finished drug product of our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or operating results.

For example, the state of California, where our corporate offices are located, has issued orders for all residents to remain at home, except as needed for essential activities, which includes biomedical research, as a result of the COVID-19 pandemic. Except for certain lab-based activities, we have implemented work from home policies that may continue for an indefinite period. Our priority is to protect the health and safety of our employees, community, partners and clinical trial participants, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve. We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned, and work with healthcare providers supporting our clinical studies to mitigate risk to patients while taking into account regulatory, institutional, and government guidance and policies, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences.

As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, preclinical programs and clinical trials, including:

•delays or difficulties in enrolling patients in our clinical trials;

•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; limitations in resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “shelter in place” or similar working restrictions;

•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•delays or difficulties in furthering our preclinical programs such as our ATV:Tau, ATV:TREM2 and PTV:PGRN programs, due to interruptions in our third party service providers’ business;

•interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

•delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel;

•refusal of the FDA to accept data from clinical trials in affected geographies outside the United States; and

•negative impact on our ability to raise capital.

We have clinical trial sites for our clinical studies in the United States and Europe, certain of which have been affected by the COVID-19 pandemic due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. Healthcare facilities and offices may be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to our clinical trials. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected. We have paused enrollment in our DNL151 Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study, and we do not know when enrollment in such trials will be resumed. The completion of such trials could be delayed as a result.

Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we may experience delays in advancing these tests and trials. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. Currently, we do not expect delays to our clinical trials due to manufacturing or supply-chain issues, and we believe we have sufficient drug supplies to complete ongoing trials as well as additional drug substance supplies expected to be sufficient to support planned clinical trials well into 2021. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, operations and financial condition.
The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis could have a material negative impact on our business, operations and financial condition.
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

•developing a sustainable and scalable manufacturing process for our product candidates, including those that utilize our TV platform, as well as establishing and maintaining commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand of our product candidates;

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

Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through the issuance and sale of convertible preferred stock, the proceeds from our IPO and follow-on offering completed in January 2020, and cash proceeds under our Takeda Collaboration Agreement and Sanofi Collaboration Agreement. We are currently advancing four product candidates, DNL201, DNL151, DNL747, and DNL343 through clinical development, expect to initiate clinical trials for one additional product candidate, DNL310, and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of March 31, 2020, we had $596.9 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the European Union, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy or potency, purity, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities or do so within the time frame we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue, business, financial condition, results of operations and growth prospects could be negatively affected.

Even if we receive regulatory approval to market any of our product candidates, whether for the treatment of neurodegenerative diseases or other diseases, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

Investment in biopharmaceutical product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy or potency, or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide any assurance that we will be able to successfully advance any of our product candidates through the development process or, if approved, successfully commercialize any of our product candidates.
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

•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; and

•delays associated with the COVID-19 global pandemic.

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
We may encounter difficulties enrolling and/or retaining patients in our clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

•inability or delay in enrollment of patients due to a variety of reasons, including outbreaks and public health crises, such as the COVID-19 global pandemic;

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
Our clinical trials may reveal significant adverse events, toxicities, or other side effects and may fail to demonstrate substantial evidence of the safety and efficacy or potency of our product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy or potency results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Open-label extension studies may also extend the timing and increase the cost of clinical development substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy or potency profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or potency or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, or that the product candidates will be approved for the currently proposed indications, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval, such as requiring us to narrow our indications to smaller subset of patient population, may limit the scope and use of our product candidate, which may also limit its commercial potential.
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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease and ALS. Companies that we are aware are developing therapeutics in the neurodegenerative disease area include companies with significant financial resources, such as AbbVie, Alector, AstraZeneca, Biogen, Celgene, Eli Lilly, E-Scape Bio, GlaxoSmithKline, Ionis, JCR Pharmaceuticals, Johnson & Johnson, Novartis, Prevail Therapeutics, Roche, Sanofi and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

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

In addition, the manufacturing process, including any material modifications in the manufacturing process, for any products that we may develop is subject to FDA, EMA and foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing practices ("cGMPs"), on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.
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

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•the efficacy or potency and safety of such product candidates as demonstrated in pivotal clinical trials and published in peer-reviewed journals;

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, our large molecule product candidates may face competition from biosimilar products. In the United States, our large molecule product candidates are regulated by the FDA as biologic products and we intend to seek approval for these product candidates pursuant to the biologics license application ("BLA"), pathway. The Biologics Price Competition and Innovation Act of 2009 (the"BPCIA"), created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our large molecule product candidates.

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

•the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy or potency and safety in the full population for which we seek approval;

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy or potency, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

While healthcare professionals are free to use and prescribe drug products for off-label uses, FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the FDA-approved labeling. The FDA, the Department of Justice, the Inspector General of the Department of Health and Human Services, among other government agencies, actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including large civil and criminal fines, penalties, and enforcement actions. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a Risk Evaluation and Mitigation Strategy) or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our non-biologic products or safety, purity, and potency for our biologic products, in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

We may face difficulties from changes to current regulations and future legislation. Current and future legislation may increase the difficulty and cost for us to commercialize our drugs, if approved, and affect the prices we may obtain, including changes in coverage and reimbursement policies in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if approved, profitably. Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act ("ACA"), was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Recent changes in the U.S. administration could lead to repeal of or changes in some or all of the ACA, and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law on March 27, 2020, and designed to provide financial support and resources to individuals and businesses affected by COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws. The laws that may impact our operations include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The intent standard under the federal Anti-Kickback Statute was amended by the ACA to eliminate the need to prove specific intent and actual knowledge to establish an Anti-Kickback Statute violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•federal civil and criminal false claims laws, including the False Claims Act, which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws generally prohibit individuals or entities, among other things, from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

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

•the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, as defined by law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Additionally, President Trump signed into law in 2018 the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which, under the provision entitled “Fighting the Opioid Epidemic with Sunshine,” in part, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made in 2021;

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
We contract with third parties for the manufacture of materials for our research programs, preclinical studies and clinical trials and expect to continue to do so for commercialization of any product candidates that we may develop. This reliance on third parties may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of March 31, 2020, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we cannot be certain that any patents we own or in-license in the United States adequately cover the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or adequately cover the antibodies, enzymes or proteins being developed in our ATV:TREM2, ETV:IDS or PTV:PGRN programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. For example, we may currently, and may in the future, co-own certain patents and patent applications relating to our BBB platform technology with F-star. In addition, certain of our licensors co-own the patents and patent applications we in-license with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patents and patent applications are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patents and patent applications, who are not parties to our license agreements. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patents or patent applications or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects.
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

Filing, prosecuting, and defending patents on our BBB platform technology, product candidates and other technologies in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Further, our ability to pursue patents throughout the world may be delayed or affected due to the COVID-19 global pandemic. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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

As of March 31, 2020, we had 268 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as COVID-19, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

•business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, or health epidemics such as COVID-19; and

•cyberattacks, which are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2019, we had federal net operating loss carryforwards of approximately $221.5 million, federal research and development tax credit carryforwards of approximately $14.5 million, and orphan tax credit carryforwards of approximately $1.7 million, some of which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our IPO in December 2017 and private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.
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

•market conditions in the pharmaceutical and biotechnology sectors; and

•general economic, industry, and market conditions, including those caused by the COVID-19 pandemic.

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

As of March 31, 2020, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Any failure to maintain effective internal controls could have an adverse effect on our business, financial position, results of operations and growth prospects.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities

None.
Use of Proceeds from Registered Securities

On December 7, 2017, our Registration Statement on Form S-1 (File No. 333-221522) was declared effective by the SEC for our initial public offering of common stock. We started trading on The NASDAQ Global Select Market on December 8, 2017, and the transaction formally closed on December 12, 2017. In connection with the initial public offering, we sold an aggregate of 15,972,221 shares of common stock at a price to the public of $18.00 per share, for net proceeds of $264.3 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10.0% or more of any class of our equity securities or to any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 8, 2017 pursuant to Rule 424(b)(4). We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.

In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of $193.9 million. There has been no material change in the planned use of the net proceeds from the follow-on public offering as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

10.1+	Amended and Restated Outside Director Compensation Policy	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	May 7, 2020	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)