Form 10-Q
period 2020-06-30
Denali Therapeutics Inc.
filed 2020-08-07
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of August 3, 2020 was 105,983,125.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$137,184	$79,449
Short-term marketable securities	412,397	335,907
Prepaid expenses and other current assets	9,828	14,675
Total current assets	559,409	430,031
Long-term marketable securities	7,229	39,886
Property and equipment, net	43,622	46,732
Operating lease right-of-use asset	33,312	33,923
Other non-current assets	3,765	2,659
Total assets	$647,337	$553,231
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,866	$2,590
Accrued compensation	5,531	8,739
Accrued clinical costs	4,179	5,042
Other accruals and other current liabilities	8,424	6,569
Operating lease liability, current	4,330	3,665
Contract liabilities	34,134	18,739
Total current liabilities	58,464	45,344
Contract liabilities, less current portion	19,715	43,753
Operating lease liability, less current portion	66,612	68,865
Other non-current liabilities	379	379
Total liabilities	145,170	158,341
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 105,897,872 shares and 96,189,935 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,385	1,288
Additional paid-in capital	1,041,303	818,803
Accumulated other comprehensive income	551	350
Accumulated deficit	(541,072)	(425,551)
Total stockholders' equity	502,167	394,890
Total liabilities and stockholders’ equity	$647,337	$553,231

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue:
Collaboration revenue from customers	$5,811	$4,098	$9,363	$8,209
Other collaboration revenue	36	99	88	193
Total collaboration revenue	5,847	4,197	9,451	8,402
Operating expenses:
Research and development	53,152	51,884	104,168	89,287
General and administrative	13,972	15,076	26,527	24,386
Total operating expenses	67,124	66,960	130,695	113,673
Loss from operations	(61,277)	(62,763)	(121,244)	(105,271)
Interest and other income, net	2,598	4,113	5,667	7,629
Loss before income taxes	(58,679)	(58,650)	(115,577)	(97,642)
Income tax benefit (provision)	(79)	313	56	313
Net loss	(58,758)	(58,337)	(115,521)	(97,329)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(284)	547	201	1,528
Comprehensive loss	$(59,042)	$(57,790)	$(115,320)	$(95,801)
Net loss per share, basic and diluted	$(0.56)	$(0.61)	$(1.11)	$(1.02)
Weighted average number of shares outstanding, basic and diluted	105,717,912	95,495,497	104,068,815	95,241,412

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	96,189,935	$1,288	$818,803	$350	$(425,551)	$394,890
Issuance of common stock in follow-on offering, net of issuance costs of $632	9,000,000	90	193,858	—	—	193,948
Issuances under equity incentive plans	589,516	6	5,374	—	—	5,380
Vesting of restricted stock units	118,421	1	(1)	—	—	—
Stock-based compensation	—	—	23,269	—	—	23,269
Net loss	—	—	—	—	(115,521)	(115,521)
Other comprehensive income	—	—	—	201	—	201
Balance at June 30, 2020	105,897,872	$1,385	$1,041,303	$551	$(541,072)	$502,167

Balance at March 31, 2020	105,541,343	$1,382	$1,025,408	$835	$(482,314)	$545,311
Issuances under equity incentive plans	329,947	3	3,411	—	—	3,414
Vesting of restricted stock units	26,582	—	—	—	—	—
Stock-based compensation	—	—	12,484	—	—	12,484
Net loss	—	—	—	—	(58,758)	(58,758)
Other comprehensive loss	—	—	—	(284)	—	(284)
Balance at June 30, 2020	105,897,872	$1,385	$1,041,303	$551	$(541,072)	$502,167

Balance at December 31, 2018	94,662,435	$1,273	$774,158	$(649)	$(227,937)	$546,845
Issuances under equity incentive plans	547,124	5	3,472	—	—	3,477
Vesting of early exercised common stock	93,752	2	62	—	—	64
Vesting of restricted stock awards and units	353,585	3	(3)	—	—	—
Stock-based compensation	—	—	20,588	—	—	20,588
Net loss	—	—	—	—	(97,329)	(97,329)
Other comprehensive income	—	—	—	1,528	—	1,528
Balance at June 30, 2019	95,656,896	$1,283	$798,277	$879	$(325,266)	$475,173

Balance at March 31, 2019	95,257,705	$1,279	$781,966	$332	$(266,929)	$516,648
Issuances under equity incentive plans	347,621	3	2,566	—	—	2,569
Vesting of early exercised common stock	46,878	1	31	—	—	32
Vesting of restricted stock awards and units	4,692	—	—	—	—	—
Stock-based compensation	—	—	13,714	—	—	13,714
Net loss	—	—	—	—	(58,337)	(58,337)
Other comprehensive income	—	—	—	547	—	547
Balance at June 30, 2019	95,656,896	$1,283	$798,277	$879	$(325,266)	$475,173
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(115,521)	$(97,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,254	4,046
Stock–based compensation expense	23,269	20,588
Net amortization of discounts on marketable securities	(1,025)	(2,734)
Non-cash adjustment to operating lease expense	(978)	1,740
Other non-cash items	(39)	(313)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,794	2,704
Accounts payable	(744)	1,303
Accruals and other current liabilities	(2,215)	(1,887)
Contract liabilities	(8,644)	(1,616)
Net cash used in operating activities	(97,849)	(73,498)
Investing activities
Purchases of marketable securities	(323,607)	(144,029)
Purchases of property and equipment	(1,194)	(12,299)
Maturities and sales of marketable securities	281,057	212,162
Net cash provided by (used in) investing activities	(43,744)	55,834
Financing activities
Proceeds from public offering of common stock, net of issuance costs	193,948	—
Proceeds from exercise of awards under equity incentive plans	5,380	3,477
Net cash provided by financing activities	199,328	3,477
Net increase (decrease) in cash, cash equivalents and restricted cash	57,735	(14,187)
Cash, cash equivalents and restricted cash at beginning of period	80,949	78,623
Cash, cash equivalents and restricted cash at end of period	$138,684	$64,436
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$—	$11,341
Property and equipment purchases accrued but not yet paid	$2	$2,162

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

During the six months ended June 30, 2020, except as discussed below in the sections titled "Marketable Securities" and "Recently Adopted Accounting Pronouncement," there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2019 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the Company had no off-balance sheet concentrations of credit risk.

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

The COVID-19 pandemic has caused increased risk and uncertainty for the Company. Credit risk associated with investments in securities may increase if any institution with which the Company has an investment is significantly impacted by the COVID-19 pandemic. As of June 30, 2020, the Company has not realized any losses on its cash deposits or investments. Further, COVID-19 may impact the timelines and progress of the Company's preclinical activities and clinical trials, and may impact its ability to raise capital in the near term.
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
Derivatives and Hedging Activities

The Company measures its derivative instruments at fair value, and accounts for them as either assets or liabilities included within prepaid assets and other current assets and other accruals and current liabilities, respectively, on the Condensed Consolidated Balance Sheets. Derivatives are adjusted to fair value through interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Leases

The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases as of January 1, 2019. A determination is made as to whether an arrangement is a lease at inception. A right-of-use (“ROU”) asset and operating lease liability is recognized for identified operating leases in the Condensed Consolidated Balance Sheets. The changes in operating lease ROU assets and operating lease liabilities are presented net within non-cash adjustment to operating lease expense in the Condensed Consolidated Statements of Cash Flows.

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

Comprehensive Income (Loss)
Comprehensive income (loss) is composed of net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.
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

2. Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$111,201	$—	$—	$111,201
Short-term marketable securities:
U.S. government treasuries	333,212	—	—	333,212
Corporate debt securities	—	49,761	—	49,761
Commercial paper	—	29,424	—	29,424
Long-term marketable securities:
Corporate debt securities	—	7,229	—	7,229
Total	$444,413	$86,414	$—	$530,827
Liabilities:
Foreign currency derivative contracts	$—	$108	$—	$108
Total	$—	$108	$—	$108

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$54,163	$—	$—	$54,163
U.S. government treasuries	15,989	—	—	15,989
Short-term marketable securities:
U.S. government treasuries	250,070	—	—	250,070
U.S. government agency securities	—	2,000	—	2,000
Corporate debt securities	—	53,479	—	53,479
Commercial paper	—	30,358	—	30,358
Long-term marketable securities:
U.S. government treasuries	13,869	—	—	13,869
Corporate debt securities	—	26,017	—	26,017
Foreign currency derivative contracts	—	85	—	85
Total	$334,091	$111,939	$—	$446,030
Liabilities:
Foreign currency derivative contracts	$—	$8	$—	$8
Total	$—	$8	$—	$8
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

There were no transfers of assets or liabilities between the fair value measurement levels during the three and six months ended June 30, 2020 or 2019.

3. Cash and Marketable Securities
Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amount reported within the Condensed Consolidated Statements of Cash Flows is shown in the table below (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$137,184	$79,449	$62,936	$77,123
Restricted cash included within other non-current assets	1,500	1,500	1,500	1,500
Total cash, cash equivalents, and restricted cash	$138,684	$80,949	$64,436	$78,623
Marketable securities
All marketable securities were considered available-for-sale at June 30, 2020 and December 31, 2019. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$332,659	$553	$—	$333,212
Corporate debt securities	49,458	303	—	49,761
Commercial paper	29,424	—	—	29,424
Total short-term marketable securities	411,541	856	—	412,397
Long-term marketable securities:
Corporate debt securities	7,127	102	—	7,229
Total long-term marketable securities	7,127	102	—	7,229
Total	$418,668	$958	$—	$419,626

__________________________________________________
(1)Immaterial unrealized holding losses on 4 securities.

	December 31, 2019
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$249,478	$594	$(2)	$250,070
U.S. government agency securities	1,999	1	—	2,000
Corporate debt securities(2)	53,396	94	(11)	53,479
Commercial paper	30,358	—	—	30,358
Total short-term marketable securities	335,231	689	(13)	335,907
Long-term marketable securities:
U.S. government treasuries(3)	13,865	6	(2)	13,869
Corporate debt securities(4)	25,998	34	(15)	26,017
Total long-term marketable securities	39,863	40	(17)	39,886
Total	$375,094	$729	$(30)	$375,793
__________________________________________________
(1)Unrealized holding losses on 2 securities with an aggregate fair value of $9.3 million.
(2)Unrealized holding losses on 4 securities with an aggregate fair value of $25.9 million.
(3)Unrealized holding losses on 1 security with an aggregate fair value of $10.1 million.
(4)Unrealized holding losses on 3 securities with an aggregate fair value of $17.2 million.
As of December 31, 2019, some of the Company’s marketable securities were in an unrealized loss position, and unrealized losses were immaterial as of June 30, 2020. The Company has not recognized an allowance for credit losses as of June 30, 2020 and there was no other-than-temporary impairment as of December 31, 2019. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

The Company recorded unrealized gains on marketable securities as other comprehensive income in the six months ended June 30, 2020 and the three and six months ended June 30, 2019. There was no unrealized gain on marketable securities in other comprehensive income for the three months ended June 30, 2020. As a result, the Company recorded a tax benefit of $0.1 million for the six months ended June 30, 2020, and a tax benefit of $0.3 million for the three and six months ended June 30, 2019 on the Condensed Consolidated Statements of Operations and Comprehensive Loss and a corresponding tax charge in other comprehensive income.

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
The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of June 30, 2020 and December 31, 2019, respectively (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	26	3,535	July 2020 - May 2021
British Pounds	19	2,868	July 2020 - May 2021
Swiss Francs	2	21	July 2020 - Aug 2020
Total at June 30, 2020	47
Euros	23	1,500	Jan 2020 - Nov 2020
British Pounds	15	2,285	Jan 2020 - Jun 2020
Swiss Francs	10	129	Jan 2020 - Aug 2020
Total at December 31, 2019	48
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

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and the Company changed the entity’s name to Denali BBB Holding Limited. In addition, the Company became a direct licensee of certain intellectual property of F-star Ltd by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”). The Company made initial exercise payments under the Purchase Agreement and the F-star Gamma License, in the aggregate, of $17.8 million. In addition, the Company is required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $27.0 million in preclinical contingent payments, $50.0 million in clinical contingent payments, $120.0 million in regulatory contingent payments and $250.0 million in commercial contingent payments. The amount of the contingent payments will vary based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by the Company or solely by F-star or jointly by the Company and F-star. In June 30, 2019, the Company made a payment of $1.5 million to F-star Ltd upon the achievement of a specified preclinical milestone in the Company's ETV:IDS program.

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. As the transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration on the acquisition date. To date, the Company has paid consideration of $19.8 million in the aggregate, consisting of up-front and contingent consideration, all of which was recorded as research and development expense as incurred. The Company recognized $1.5 million of contingent consideration as research and development expense for the three and six months ended June 30, 2019. There has been no contingent consideration recognized for the three and six months ended June 30, 2020. Any future contingent consideration is expected to be recognized as incurred in research and development expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Under the F-star Collaboration Agreement, the Company is responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. The Company's responsibility for research costs under the first development plan related to an Fcab that targets the transferrin receptor was completed during the year ended December 31, 2018. The responsibility for costs under the second development plan related to an undisclosed Fcab target commenced in February 2019. The Company recognized $0.3 million and $0.6 million in research and development expense related to the funding of F-star Ltd activities under this development plan during the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.
6. Collaboration Agreements
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule CNS and peripheral receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitors contributed by Sanofi and by Denali will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the Hart-Scott-Rodino ("HSR") requirements were satisfied at which time Sanofi paid the Company an upfront payment of $125.0 million. Under the Sanofi Collaboration Agreement, Denali is eligible to receive milestone payments from Sanofi up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and Japan for three indications.

Denali will share profits and losses equally with Sanofi for CNS Products sold in the United States and China, and receive variable royalties on net sales for CNS Products sold outside of the United States and China and for Peripheral Products sold worldwide.

Denali and Sanofi will jointly develop CNS Products pursuant to a global development plan. The Company will be responsible, at its own cost, for conducting Phase 1 and Phase 2 trials for CNS Products in Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. Denali conducted, at Sanofi’s cost, a Phase 1b trial for the initial lead CNS penetrant RIPK1 inhibitor, DNL747, in ALS. In June 2020, Denali announced that clinical activities on DNL747 would be paused and efforts focused on the development of the backup preclinical candidate, DNL788. Sanofi is responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and Denali funding 70% and 30% of such costs, respectively. Sanofi will also lead the commercialization activities globally for CNS Products, subject to certain options that Denali has to conduct co-commercialization activities with respect to each CNS Product in the United States and China.

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

The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception through June 30, 2020, the transaction price increased by $23.5 million, consisting of $13.5 million related to costs incurred for Retained Activities that were no longer constrained, and $10.0 million related to a milestone triggered in July 2019. The transaction price increased by $0.3 million and $0.8 million for the three and six months ended June 30, 2020, respectively, and $3.4 million and $6.8 million for the three and six months ended June 30, 2019, respectively, related entirely to costs incurred for Retained Activities that were determined to no longer be constrained during these periods.

The respective standalone value for each of the performance obligations was determined by applying the SSP method and the transaction price allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery or the provision of services.

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
A contract liability of $3.4 million and $3.5 million was recorded on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. This contract liability relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. There was a receivable of $0.3 million and $1.2 million at June 30, 2020 and December 31, 2019, respectively, associated with the Sanofi Collaboration Agreement.

In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.

Through June 30, 2020, Denali has received milestone payments of $10.0 million and has not recorded any product sales recorded under the Sanofi Collaboration Agreement.
Takeda

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by Denali's blood-brain barrier ("BBB") delivery technology and intended for the treatment of neurodegenerative disorders. The programs were Denali’s Antibody Transport Vehicle (“ATV”):BACE1/Tau and ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. Takeda may pay up to an aggregate of $25.0 million with respect to each of the three programs directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, $5.0 million of which was paid upon the Takeda Collaboration Agreement becoming effective. In February 2019, the agreement was amended to replace the ATV:BACE1/Tau program with the ATV:Tau program. The amendment did not have a material impact to the condensed consolidated financial statements.

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

The Company determined that all other goods or services which are contingent upon Takeda exercising its option for each program were not considered performance obligations at the inception of the Takeda Collaboration Agreement.

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

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue is being recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the three and six months ended June 30, 2020 or June 30, 2019.

A contract liability of $50.4 million and $59.0 million is recorded on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. This contract liability relates to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be several years. There was no receivable as of June 30, 2020 or December 31, 2019, related to the Takeda Collaboration Agreement.

Revenue recognized relating to future milestone payments of $4.9 million and $2.4 million, which the Company concluded is probable that a significant reversal in the amount recognized will not occur, is presented net in the contract liability on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.
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

Through June 30, 2020, Denali has received $15.0 million in preclinical milestone payments from Takeda and has not recorded any product sales under the Takeda Collaboration Agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Takeda Collaboration Agreement(1)	$5,537	$740	$8,555	$1,422
Sanofi Collaboration Agreement
Alzheimer's Disease Services(1)	36	99	88	193
Retained Activities	274	3,358	808	6,787
Total Sanofi Collaboration Revenue	310	3,457	896	6,980
Total Collaboration Revenue	$5,847	$4,197	$9,451	$8,402
_________________________________________________
(1)Amounts represent revenue recognized during the period that was included in the contract liability balance at the beginning of the period.

7.  License Agreements
Genentech

In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech”). The agreement gives the Company access to Genentech’s leucine-rich repeat kinase 2 (“LRRK2”) inhibitor small molecule program for Parkinson’s disease. Under the agreement, Genentech granted the Company (i) an exclusive, worldwide, sublicensable license under Genentech’s rights to certain patents and patent applications directed to small molecule compounds which bind to and inhibit LRRK2 and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain compounds and licensed products incorporating any such compound.

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

To date, the Company has paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No amounts were recorded in the three and six months ended June 30, 2020 or 2019.
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

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. The Company is also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.

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

Total operating lease costs, including variable and short-term lease costs, were $2.9 million and $5.5 million for the three and six months ended June 30, 2020, respectively, and $2.5 million and $4.8 million for the three and six months ended June 30, 2019, respectively.

Operating lease liabilities are calculated as the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2020, the weighted average remaining lease term was 8.8 years and the weighted average discount rate used to determine the operating lease liability was 9.0%. Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020 and June 30, 2019 of $4.7 million and $1.9 million, respectively, was included in net cash used in operating activities in the Company's Condensed Consolidated Statements of Cash Flows.
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of June 30, 2020 (in thousands):

Year Ended December 31:
2020 (six months)	$5,071
2021	10,391
2022	10,731
2023	11,083
2024	11,447
Thereafter	54,074
Total undiscounted lease payments	102,797
Present value adjustment	(31,855)
Net operating lease liabilities	$70,942
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses, such as taxes and insurance for the New Premises to the sublessee, which are treated as variable sublease income. Total sublease income, including rent and variable sublease cost reimbursements, was $1.0 million and $1.9 million for the three and six months ended June 30, 2020, respectively, and $0.8 million for the three and six months ended June 30, 2019, respectively.

The following table details the future undiscounted cash inflows relating to the Sublease Agreement as of June 30, 2020 (in thousands):

Year Ended December 31:
2020 (six months)	$1,431
2021	2,925
2022	3,009
2023	3,096
2024	876
Thereafter	—
Total undiscounted sublease receipts	$11,337
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

As of June 30, 2020 and December 31, 2019, the Company had open non-cancellable purchase orders for biological product development and manufacturing costs totaling $18.0 million and $21.2 million, respectively. The activities under these purchase orders are expected to be completed by May 2027. As of June 30, 2020 and December 31, 2019, the Company had total non-cancellable purchase commitments under the DMSA of $12.1 million and $11.2 million, respectively.

During the three months ended June 30, 2020 and 2019, the Company incurred costs of $3.8 million and $3.1 million, respectively, and made payments of $2.0 million and $3.9 million, respectively, for the development and manufacturing services rendered under the DMSA. During the six months ended June 30, 2020 and 2019, the Company incurred costs of $4.8 million and $6.7 million, respectively, and made payments of $5.2 million and $6.5 million, respectively, for the development and manufacturing services rendered under the DMSA.

9. Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 11, Stock-Based Awards to the consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.
Stock Option Activity

The following table summarizes option award activity under the Company's 2017 Equity Incentive Plan and the 2015 Stock Incentive Plan:

	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2019	11,640,734	$12.96
Granted	3,244,298	24.78
Exercised	(461,968)	7.67
Forfeited	(232,093)	19.08
Balance at June 30, 2020	14,190,971	$15.74
Vested and expected to vest at June 30, 2020	12,446,239	$17.85
Exercisable at June 30, 2020	5,318,846	$13.52

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Six Months Ended June 30,
	2020	2019
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	65.2% - 67.1%	66.9% - 77.8%
Risk-free interest rate	0.4% - 1.7%	2.0% - 2.6%
Dividend yield	—	—

Restricted Stock Activity
Aggregated information regarding restricted stock for the six months ended June 30, 2020 is summarized below:

	Share Awards & Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2019	882,636	$18.67
Granted	957,249	24.62
Vested and released	(118,421)	19.13
Forfeited	(48,412)	21.52
Unvested at June 30, 2020	1,673,052	$21.98
Expected to vest at June 30, 2020	1,673,052	$21.98

Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$7,146	$5,295	$13,200	$9,277
General and administrative	5,338	8,419	10,069	11,311
Total	$12,484	$13,714	$23,269	$20,588

10. Net Loss Per Share

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Six Months Ended June 30,
	2020	2019
Options issued and outstanding and ESPP shares issuable	14,351,795	12,214,029
Restricted shares subject to future vesting	1,673,052	610,003
Early exercised common stock subject to future vesting	—	41,672
Total	16,024,847	12,865,704

11. Subsequent Event

On August 5, 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Collaboration Agreement”) with Biogen Inc.’s subsidiaries Biogen MA, Inc. and Biogen International GmbH (collectively “Biogen”), to co-develop and co-commercialize Denali’s small molecule inhibitors of LRRK2 for Parkinson’s disease. In addition to the LRRK2 program, Biogen will also receive an exclusive option to license two preclinical programs from our TV platform, which aims to improve brain uptake of biotherapeutics, including our Antibody Transport Vehicle (“ATV”): Abeta program (ATV enabled anti-amyloid beta program) and a second program utilizing our TV technology. Further, Biogen will have right of first negotiation on two additional TV-enabled therapeutics, currently at a preclinical stage, should we decide to seek a collaboration for such programs.

Under the terms of the agreement, Biogen will make an upfront payment to Denali of $560 million. Should the LRRK2 program achieve certain development and commercial milestones, Denali will be eligible to receive milestone payments exceeding $1.1 billion as well as profit sharing and royalties. Biogen and Denali will share responsibility and costs for global development (60 percent Biogen; 40 percent Denali), and will share responsibility and costs as well as profits and losses for commercialization in the U.S. (50 percent Biogen; 50 percent Denali) and China (60 percent Biogen and 40 percent Denali). Outside the U.S. and China, Biogen will be responsible for commercialization and pay Denali tiered royalties.

Further, under an associated common stock purchase agreement, Denali will receive proceeds of $465 million for the sale of approximately 13.3 million newly issued shares of Denali common stock at $34.94 per share, representing approximately 11.2 percent of Denali’s outstanding stock.

Closing of the transaction is contingent on satisfaction of requirements under applicable antitrust laws, including the HSR Antitrust Improvements Act of 1976, as amended, in the U.S., and other customary closing conditions, and with respect to the collaboration, execution of a definitive collaboration agreement.

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

•expectations regarding the proposed transaction with Biogen, including all financial aspects of the collaboration and equity investment, the potential benefits and results of the proposed transaction, and the anticipated completion of the transaction;

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

•our financial performance; and

•our expectations regarding the impact of the COVID -19 pandemic on our business.

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

Our four clinical-stage programs are:
•our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program, partnered with Biogen, to address Parkinson’s disease;
•our eukaryotic translation initiation factor 2B ("EIF2B") activator program to address diseases such as ALS and frontotemporal dementia ("FTD");
•our ETV:IDS program, our most advanced program enabled by our enzyme transport vehicle ("ETV") technology, which is designed to restore iduronate 2-sulfatase ("IDS"), and reduce glycosaminoglycans, both peripherally and in the brain, in patients with mucopolysaccharidosis II ("MPS II", or "Hunter syndrome"); and

•our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address peripheral inflammatory diseases such as rheumatoid arthritis.

Program	Product Candidate(s)	Clinical Phase	Indication(s)	Operational Control
LRRK2	DNL151	Ph 1 and Ph 1b	Parkinson's disease	Joint(1)
EIF2B	DNL343	Ph 1	ALS and FTD	Denali
ETV:IDS	DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
RIPK1 (Peripheral)	DNL758	Ph 1b	Systemic inflammatory diseases, Coronavirus (COVID-19)	Sanofi
__________________________________________________
(1)In August 2020 we entered into a binding agreement with Biogen to co-develop and co-commercialize our small molecule inhibitors of LRRK2 for Parkinson’s disease. Operational control of development activities will be finalized upon execution of a definitive collaboration agreement.

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

Key operational and financing milestones in 2020 to date include:

•In January 2020, we announced positive results from our LRRK2 program. Phase 1b results with DNL201 in patients with Parkinson’s disease demonstrated high levels of target and pathway engagement and improvement of lysosomal biomarkers. Interim Phase 1 results with DNL151 in more than 150 healthy volunteers also met all safety and biomarker goals. Both clinical trials showed dose-dependent target engagement, improvement in biomarkers of lysosomal function and demonstrated safety profiles supporting progression to further development;
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
•In June 2020, we announced the results from Phase 1b clinical studies with small molecule RIPK1 inhibitor DNL747 in Alzheimer’s disease and ALS, and provided a broad RIPK1 program update including CNS compound DNL788 and peripherally-restricted compound DNL758. Safety endpoints were met in the Phase 1b patient studies with DNL747 in ALS and Alzheimer’s disease, however further dose escalation to achieve higher levels of target inhibition may be limited by preclinical chronic safety data. As such, we announced, together with our partner Sanofi, that we have decided to pause clinical studies with DNL747 and focus our efforts on accelerating development of DNL788, which we believe has superior drug properties and a more rapid path toward proof-of-concept clinical studies in patients in multiple neurological indications;

~~•~~In July 2020, we announced that our partner Sanofi has commenced dosing of DNL758, a peripherally-restricted small molecule inhibitor of RIPK1, in a Phase 1b clinical study in hospitalized adult patients with severe COVID-19 lung disease. In June 2020, data from the completed Phase 1 study with DNL758 in healthy volunteer subjects displayed an encouraging profile, as the molecule appears well tolerated at doses tested;
•In August 2020, we dosed the first patient in our Phase 1/2 clinical study of DNL310 (ETV:IDS) in Hunter syndrome (MPS II) patients following the acceptance of the IND in January 2020. We continue to collect data from patients enrolled in our ongoing observational biomarker study;
•In August 2020, we entered into a binding agreement with Biogen to co-develop and co-commercialize our small molecule inhibitors of LRRK2 for Parkinson’s disease. Biogen will also receive rights to opt into two programs and a right of first negotiation for two additional programs, in each case for neurodegenerative diseases leveraging our TV technology platform to cross the BBB.

Under the terms of the agreement, Biogen will make an upfront payment to us of $560 million and make a $465 million equity investment from the purchase of 13.3 million newly issued shares of our common stock at approximately $34.94 per share, representing 11.2 percent of our pro-forma outstanding stock. Should the LRRK2 program achieve certain development and commercial milestones, we will be eligible to receive up to $1.125 billion in potential milestone payments. In the LRRK2 collaboration, we will share responsibility and costs for global development (60 percent Biogen; 40 percent Denali), and will share responsibility and costs as well as profits and losses for commercialization in the U.S. (50 percent Biogen; 50 percent Denali) and China (60 percent Biogen; 40 percent Denali). Outside the U.S. and China, Biogen will be responsible for commercialization and pay us tiered royalties. The transaction is expected to close in the coming months after satisfaction of requirements under applicable antitrust laws and other customary closing conditions, and with respect to the collaboration, execution of a definitive collaboration agreement;

•In August 2020, we announced that we have selected DNL151 to progress into late stage clinical studies in Parkinson’s disease patients with a kinase activating mutation in LRRK2 and in sporadic Parkinson’s disease patients. Patient enrollment is expected to commence in 2021; and

•To address risks posed by the COVID-19 pandemic, we have implemented policies that enable some of our employees to work remotely. For all on-site personnel, we have implemented several safety protocols, including regular, mandatory COVID-19 testing procedures and compliance measures for social distancing and use of personal protective equipment. After initial COVID-19 pandemic shutdown restrictions were put into place in March 2020, we experienced a pause in patient recruitment in several clinical trials. Recruitment has since resumed for all affected clinical trials.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, and the proceeds from our initial public offering ("IPO"), follow-on offering, and payments received from our collaboration agreements with Takeda and Sanofi.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $58.8 million and $115.5 million for the three and six months ended June 30, 2020, respectively, and $58.3 million and $97.3 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $541.1 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
Components of Operating Results
Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been collaboration revenue from our collaboration agreements with Takeda and Sanofi.

In the future, we will continue to recognize revenue from the Takeda Collaboration Agreement and Sanofi Collaboration Agreement and may generate revenue from product sales or milestones, royalties and cost reimbursement from other collaboration agreements, such as the collaboration agreement with Biogen, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Results of Operations
Comparison of the three and six months ended June 30, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Collaboration revenue:
Collaboration revenue from customers	$5,811	$4,098	$1,713	42%
Other collaboration revenue	36	99	(63)	(64)
Total collaboration revenue	5,847	4,197	1,650	39
Operating expenses:
Research and development	53,152	51,884	1,268	2
General and administrative	13,972	15,076	(1,104)	(7)
Total operating expenses	67,124	66,960	164	—
Loss from operations	(61,277)	(62,763)	1,486	(2)
Interest and other income, net	2,598	4,113	(1,515)	(37)
Loss before Income taxes	(58,679)	(58,650)	(29)	—
Income tax benefit (provision)	(79)	313	(392)	(125)
Net loss	$(58,758)	$(58,337)	$(421)	1%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Collaboration revenue:
Collaboration revenue from customers	$9,363	$8,209	$1,154	14%
Other collaboration revenue	88	193	(105)	(54)
Total collaboration revenue	9,451	8,402	1,049	12
Operating expenses:
Research and development	104,168	89,287	14,881	17
General and administrative	26,527	24,386	2,141	9
Total operating expenses	130,695	113,673	17,022	15
Loss from operations	(121,244)	(105,271)	(15,973)	15
Interest and other income, net	5,667	7,629	(1,962)	(26)
Loss before Income taxes	(115,577)	(97,642)	(17,935)	18
Income tax benefit	56	313	(257)	(82)
Net loss	$(115,521)	$(97,329)	$(18,192)	19%

Collaboration revenue

Collaboration revenue was $5.8 million and $9.5 million for the three and six months ended June 30, 2020, respectively, and $4.2 million and $8.4 million for the three and six months ended June 30, 2019, respectively. The increases in collaboration revenue of $1.6 million and $1.1 million for the three and six months ended June 30, 2020, respectively, compared to the comparative period in the prior year were due to increases in revenue from our collaboration with Takeda, driven by increased costs incurred in the programs partnered with Takeda, partially offset by decreases in revenue from our collaboration with Sanofi driven by the fact that revenue for retained activities under the Sanofi Collaboration Agreement are winding down as activities are transferred to Sanofi.

Research and development expenses

Research and development expenses were $53.2 million and $104.2 million for the three and six months ended June 30, 2020, compared to $51.9 million and $89.3 million for the three and six months ended June 30, 2019.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LRRK2 program external expenses	$6,174	$8,454	$15,766	$12,616
EIF2B program external expenses	1,994	1,899	3,306	2,201
ETV:IDS program external expenses	5,212	4,747	8,350	8,013
TV platform and other program external expenses	3,462	4,196	6,186	7,269
Other external research and development expenses	7,782	8,247	15,174	14,608
Personnel-related expenses (1)	20,251	15,915	39,122	28,990
Other unallocated research and development expenses	8,277	8,426	16,264	15,590
Total research and development expenses	$53,152	$51,884	$104,168	$89,287
__________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $7.1 million and $13.2 million for the three and six months ended June 30, 2020, respectively, and $5.3 million and $9.3 million for the three and six months ended June 30, 2019, respectively, reflecting an increase of $1.8 million and $3.9 million, respectively.

There was an increase in total research and development expenses of $1.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was a result of a $4.3 million increase in personnel-related expenses, consisting of a $2.5 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $1.8 million increase in stock-based compensation expense primarily attributable to new equity award grants. Additionally, there were increases in external expenses related to progression of our portfolio, including an increase of $0.5 million in ETV:IDS program external expenses and an increase of $0.1 million in EIF2B program external expenses due to the progress of these programs in the clinic. These increases were partially offset by a $2.3 million decrease in LRRK2 program expenses, reflecting completion of DNL201 clinical activities and slowdown of DNL151 clinical activities in the three months ended June 30, 2020 as a result of COVID-19, a $0.7 million decrease in TV platform and other program external expenses driven by the $1.5 million contingent consideration payment to F-star in 2019, a $0.5 million decrease in other external research and development expenses, primarily attributable to a decrease in DNL747 costs after completion of the Phase 1b trials, and a decrease in other unallocated research and development expenses of $0.1 million.

There was an increase in total research and development expenses of $14.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was a result of a $10.1 million increase in personnel-related expenses, consisting of a $6.2 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $3.9 million increase in stock-based compensation expense primarily attributable to new equity award grants. Additionally, there were increases in external expenses related to progression of our portfolio, including an increase of $3.2 million in the LRRK2 program, an increase of $1.1 million in EIF2B program external expenses, and an increase of $0.3 million in ETV:IDS program external expenses, all driven by the progress of these programs in the clinic, partially offset by a decrease of $1.1 million in TV platform and other program external expenses driven by the $1.5 million contingent consideration payment to F-star in 2019. There was also a $0.6 million increase in other external research and development expenses to support our growing pipeline, and an increase in other unallocated research and development expenses of $0.7 million, which was primarily due to an increase in facilities-related expenses resulting from increased rent expense associated with the new headquarters lease.

General and administrative expenses

General and administrative expenses were $14.0 million for the three months ended June 30, 2020 compared to $15.1 million for the three months ended June 30, 2019. The decrease of approximately $1.1 million was primarily attributable to a $2.0 million decrease in personnel-related expenses, primarily driven by higher stock-based compensation expense in the three months ended June 30, 2019 related to certain performance and market-based awards, partially offset by increases of $0.9 million in professional services costs and $0.1 million in facilities-related expenses. Additionally, there was a decrease of $0.1 million in other general and administrative costs related to other miscellaneous costs such as insurance and taxes.

General and administrative expenses were $26.5 million for the six months ended June 30, 2020 compared to $24.4 million for the six months ended June 30, 2019. The increase of approximately $2.1 million was primarily attributable to increases of $1.1 million in personnel-related expenses primarily driven by higher headcount, $0.8 million in professional services costs, $0.1 million in facilities-related expenses and $0.1 million in other general and administrative costs related to other miscellaneous costs such as insurance and taxes.

Interest and other income, net

Interest and other income, net was $2.6 million for the three months ended June 30, 2020 compared to $4.1 million for the three months ended June 30, 2019. The decrease of $1.5 million was primarily due to a $1.8 million decrease in interest income earned on our investments due to declining interest rates, partially offset by an increase of $0.3 million in sublease income received in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Interest and other income, net was $5.7 million for the six months ended June 30, 2020 compared to $7.6 million for the six months ended June 30, 2019. The decrease of $1.9 million was primarily due to a $3.0 million decrease in interest income earned on our investments due to declining interest rates, partially offset by an increase of $1.1 million in sublease income received in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Income tax benefit (provision)
Income tax provision associated with a decrease in unrealized gains on marketable securities in other comprehensive income was $0.1 million for the three months ended June 30, 2020 compared to an income tax benefit of $0.3 million for the three months ended June 30, 2019 associated with unrealized gains on marketable securities in other comprehensive income.

Income tax benefit associated with an unrealized gain on marketable securities in other comprehensive income was $0.1 million for the six months ended June 30, 2020 compared to $0.3 million for the six months ended June 30, 2019.
Comparison of the three and six months ended June 30, 2019 and 2018
Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our Form 10-Q for the three and six months ended June 30, 2019 for a discussion of the results of operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Liquidity and Capital Resources
Sources of Liquidity

We fund our operations primarily with the proceeds from our IPO, our follow-on offering, and payments received from our collaboration agreements with Takeda and Sanofi. We received net proceeds of $264.3 million from our IPO in December 2017. In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of $193.9 million.

Pursuant to the Takeda Collaboration Agreement, we have received $55.0 million related to upfront and milestone payments through June 30, 2020. Further, under the associated Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.

Pursuant to the Sanofi Collaboration Agreement, we have received $135.0 million related to upfront and milestone payments, and further payments of $13.2 million for performance of Retained Activities through June 30, 2020.

As of June 30, 2020, we had cash, cash equivalents and marketable securities in the amount of $556.8 million.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $541.1 million through June 30, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least 12 months from the filling date of this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(97,849)	$(73,498)
Net cash provided by (used in) investing activities	(43,744)	55,834
Net cash provided by financing activities	199,328	3,477
Net increase (decrease) in cash, cash equivalents and restricted cash	$57,735	$(14,187)

Net Cash Used In Operating Activities

During the six months ended June 30, 2020, cash used in operating activities was $97.8 million, which consisted of a net loss of $115.5 million, adjusted by non-cash items primarily related to stock-based compensation, depreciation, and non-cash rent expenses, partially offset by net amortization of discounts on marketable securities. Cash used in operating activities was also driven by changes in our operating assets and liabilities.

Net Cash Provided By (Used In) Investing Activities

During the six months ended June 30, 2020, cash used in investing activities was $43.7 million, which consisted of $323.6 million of purchases of marketable securities and $1.2 million of capital expenditures to purchase property and equipment, partially offset by $281.1 million in proceeds from the maturity of marketable securities.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was $199.3 million, which consisted of $193.9 million in net cash proceeds from our follow-on offering completed in January 2020 and $5.4 million in proceeds from the exercise of options to purchase common stock and issuance of ESPP shares.
Discussion of the six months ended June 30, 2019

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Form 10-Q for six months ended June 30, 2019 for a discussion of the cash flows for that period.
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

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. We are also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.

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

As of June 30, 2020 and December 31, 2019, we had open non-cancellable purchase orders for biological product development and manufacturing costs totaling $18.0 million and $21.2 million, respectively. The activities under these purchase orders are expected to be completed by May 2027. As of June 30, 2020 and December 31, 2019, we had total non-cancellable purchase commitments, under the DMSA of $12.1 million and $11.2 million, respectively.

During the three months ended June 30, 2020 and 2019, we incurred costs of $3.8 million and $3.1 million, respectively, and made payments of $2.0 million and $3.9 million, respectively, for the development and manufacturing services rendered under the DMSA. During the six months ended June 30, 2020 and 2019, we incurred costs of $4.8 million and $6.7 million, respectively, and made payments of $5.2 million and $6.5 million, respectively, for the development and manufacturing services rendered under the DMSA.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.
Recent Accounting Pronouncements

Except as described in Note 1 to the condensed consolidated financial statements under the headings "Recently Issued Accounting Pronouncement" and "Recently Adopted Accounting Pronouncement," there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020, that are of significance or potential significance to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $556.8 million as of June 30, 2020, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of June 30, 2020, we had open forward foreign currency exchange contracts with notional amounts of $7.7 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at June 30, 2020 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.8 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early clinical-stage biopharmaceutical company with a very limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 1 or 1b clinical trials for our LRRK2, EIF2B, ETV:IDS and RIPK1 programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred significant net losses since our inception, including net losses of $58.8 million and $115.5 million for the three and six months ended June 30, 2020, respectively, and $58.3 million and $97.3 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $541.1 million.

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

For example, as a result of the COVID-19 pandemic the state of California, where our corporate offices are located, has issued orders limiting activities to varying levels, including at the most restrictive level, an order for all residents to remain at home, except for the performance of essential activities, which include biomedical research. We have implemented policies that enable some of our employees to work remotely, and such policies may continue for an indefinite period. We have also implemented various safety protocols for all on-site personnel, including regular, mandatory COVID-19 testing procedures and compliance measures for social distancing and use of personal protective equipment. Our priority is to protect the health and safety of our employees, community, partners and clinical trial participants, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve. We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned, and work with healthcare providers supporting our clinical studies to mitigate risk to patients while taking into account regulatory, institutional, and government guidance and policies, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences.

As the COVID-19 pandemic continues to spread around the globe, we have experienced and may continue to experience disruptions that could severely impact our business, preclinical programs and clinical trials, including:

•delays or difficulties in enrolling patients in our clinical trials, particularly elderly subjects, who are at a higher risk of severe illness or death from COVID-19, which can be further complicated by the presence of comorbidities that are often present in subjects with neurodegenerative diseases;

•difficulties interpreting data from our clinical trials due to the possible effects of COVID-19 on subjects enrolled in our clinical trials that contract COVID-19;

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

•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, as well as delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•delays or difficulties in furthering our preclinical and clinical programs, due to interruptions or limitations in our third party service providers’ business operations;

•interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•changes in clinical trial site procedures and requirements as well as regulatory requirements for conducting clinical trials during the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, implement additional procedures and policies, or to discontinue the clinical trials altogether, or which may result in unexpected costs and delays;

•delays or interruptions in the operations of or necessary interactions with the U.S. Food and Drug Administration ("FDA") or other regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel, which may impact review and approval timelines and result in unexpected costs and delays;

•refusal of the FDA to accept data from clinical trials in affected geographies outside the United States;

•limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies and clinical trials, either because of sickness of employees and their families or the desire of employees to avoid contact with large groups of people; and

•negative impact on our ability to raise capital.

We have clinical trial sites for our clinical studies in the United States and Europe, certain of which have been affected by the COVID-19 pandemic due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. Healthcare facilities and offices may be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to our clinical trials. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected. We experienced a pause in enrollment in our DNL151 Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study. In all cases, recruitment has resumed. However, further pauses or delays could occur depending on the progression of the pandemic. The completion of such trials could be delayed as a result.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biologic products manufacturing, including recommendations for manufacturing controls to prevent contamination of the products.

Some third-party manufacturers that supply us materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and we may experience delays in advancing these tests and trials, if our third-party manufacturers experience disruptions such as temporary closures or suspension of services. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. Currently, we do not expect delays to our clinical trials due to manufacturing or supply-chain issues, and we believe we have sufficient drug supplies to complete ongoing trials as well as additional drug substance supplies expected to be sufficient to support planned clinical trials well into 2021. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, operations and financial condition.

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

To the extent the COVID-19 pandemic adversely affects our business, operations and financial condition, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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

Our operations have required substantial amounts of cash since inception. We fund our operations primarily with the proceeds from our IPO, our follow-on offering completed in January 2020, and payments received from our Takeda Collaboration Agreement and Sanofi Collaboration Agreement. We are currently advancing three product candidates, DNL151, DNL343, and DNL310 through clinical development, and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of June 30, 2020, we had $556.8 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have a diversified portfolio with sixteen programs. These programs require significant capital investment. Our programs are at various stages of research, discovery, preclinical and early clinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. We regularly review the programs in our portfolio, and terminate those programs which do not meet our development criteria, which we have done a number of times in the past.

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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
Research and development of biopharmaceutical products is inherently risky. We are heavily dependent on the successful development of our BBB platform technology and the programs currently in our pipeline, which are in the early stages of preclinical and clinical development. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing approval, which is necessary before they can be commercialized.

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

We have never completed a clinical development program. We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver test abnormalities in some clinical trial healthy volunteer participants. Further, in June 2020, together with our partner Sanofi, we paused clinical activities with DNL747 to accelerate development of DNL788, in part due to DNL747 preclinical chronic toxicity studies. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

DNL201, a former LRRK2 inhibitor product candidate, recently completed a Phase 1b clinical trial in Parkinson's disease patients with and without the genetic LRRK2 mutation. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA. In our recently completed Phase 1b clinical trial of DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Our clinical-stage product candidates are DNL151 for Parkinson's disease, DNL343 for ALS and FTD, and DNL310 for Hunter syndrome. In the nonclinical safety studies for these product candidates, toxicities were observed at high doses in rat and/or cynomolgus monkey above doses and exposures that will be tested in the clinic. We cannot assure you that DNL151, DNL343 and DNL310, or our other product candidates will not be subject to new, partial or full clinical holds in the future.

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion, such as we did for DNL104, which could adversely affect our business. Further, after the commencement of clinical trials, we may pause the advancement of lead molecules in favor of a backup molecule with a superior safety or efficacy profile, such as we recently did in our RIPK1 program, switching our focus from DNL747 to DNL788.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment and retention in our clinical trials for a variety of reasons, including:

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

•our ability to obtain and maintain patient consents; and

•the risk that patients enrolled in clinical trials will not complete such trials, for any reason, including the risk of higher drop-out rates if participants become infected with the COVID-19 virus or other infectious diseases that impact their participation in our trials.

Our inability to enroll and retain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods, which could delay or negatively impact the anticipated readouts from our clinical trials, delay our regulatory submissions, and increase the costs of the clinical trials.
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

From time to time, we may publicly disclose preliminary, interim or topline data from our nonclinical studies and clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

Our most advanced product candidates, DNL151, DNL343 and DNL310 are currently our only clinical stage product candidates. In our recently completed Phase 1b clinical trial of former product candidate DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL151, DNL343 and/or DNL310 and could lead to delays and/or termination of the development of these product candidates.

In 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver function test abnormalities in some clinical trial healthy volunteer participants. In 2020, we paused clinical studies with DNL747 in our RIPK1 program. Chronic toxicity studies with DNL747 in cynomolgus monkeys showed dose- and duration-dependent adverse preclinical findings at exposures higher than those tested in the clinic. These findings, which are considered off-target and molecule-specific, may impact the ability to increase the dose of DNL747 and achieve higher levels of target inhibition without time consuming additional clinical safety studies in patients to evaluate the long-term safety and tolerability.

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

• we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, financial condition, results of operations, and growth prospects. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on nonclinical studies or early-stage clinical trials.
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

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we have collaborations with F-star, Takeda, Sanofi, Biogen and others, to further our development of product candidates and to enhance our research efforts directed to better understanding neurodegenerative diseases. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and academic institutions. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

In August 2020, we entered into the Provisional Collaboration Agreement with Biogen to co-develop and co-commercialize our small molecule inhibitors of LRRK2 for Parkinson’s disease, and in connection therewith Biogen will make an equity investment in us. The transaction is contingent on satisfaction of requirements under applicable antitrust laws, including the HSR Antitrust Improvements Act of 1976, as amended, in the U.S., and other customary closing conditions, and with respect to the collaboration, execution of a definitive collaboration agreement. We cannot provide any assurance that the closing conditions will be satisfied or that we will be able successfully complete the transaction.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of June 30, 2020, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we cannot be certain that any patents we own or in-license in the United States adequately cover the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or adequately cover the antibodies, enzymes or proteins being developed in our ATV:TREM2, ETV:IDS or PTV:PGRN programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

As of June 30, 2020, we had 276 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have in the past engaged in acquisitions and strategic partnerships, and we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. For instance, in January 2018 we entered into the Takeda Collaboration Agreement, as amended in February 2019, and in connection therewith we issued and sold to Takeda 4,214,559 shares of our common stock for an aggregate purchase price of $110.0 million in February 2018. On May 30, 2018, we exercised our buy-out option in connection with the F-star Collaboration Agreement and entered into a Purchase Agreement pursuant to which we acquired all of the outstanding shares of F-star Gamma. Further, on October 29, 2018, we entered into the Sanofi Collaboration Agreement. In August 2020, we entered into the Provisional Collaboration Agreement with Biogen, and in connection therewith we will issue and sell to Biogen 13,310,243 shares of our common stock for an aggregate purchase price of $465 million, subject to satisfaction of customary closing conditions. Any acquisition or strategic partnership may entail numerous risks, including:

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

As of December 31, 2019, we had federal net operating loss carryforwards of approximately $221.5 million, federal research and development tax credit carryforwards of approximately $14.5 million, and orphan tax credit carryforwards of approximately $1.7 million, some of which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our IPO in December 2017, our follow-on offering in January 2020, and private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

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

•commencement or termination of collaborations for our product development and research programs; for instance, without limitation, failure to complete in a timely manner or at all the proposed transaction with Biogen;

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in August 2020, we entered into the Provisional Collaboration Agreement with Biogen, and in connection therewith we will issue and sell to Biogen 13,310,243 shares of our common stock for an aggregate purchase price of $465 million, subject to satisfaction of customary closing conditions. We, and indirectly, our stockholders, will bear the cost of issuing and servicing all such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. On March 12, 2019, we filed a shelf registration statement on Form S-3 (File No. 333-230232) with the Securities and Exchange Commission, which became effective upon filing. In January 2020, we sold 9.0 million shares of common stock in a follow-on offering pursuant to this registration statement. The shelf registration continues to allow us to sell, from time to time, an unspecified number of shares of common stock; shares of preferred stock; debt securities; warrants to purchase shares of common stock, preferred stock, or other securities; purchase contracts; and units representing two or more of the foregoing securities. Additionally, collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of June 30, 2020, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of $193.9 million. There has been no material change in the planned use of the net proceeds from the follow-on public offering as described in our final prospectus supplement filed with the SEC on January 29, 2020. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	August 7, 2020	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)