Form 10-Q
period 2020-09-30
Denali Therapeutics Inc.
filed 2020-11-05
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of October 28, 2020 was 119,918,496.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$351,047	$79,449
Short-term marketable securities	610,154	335,907
Prepaid expenses and other current assets	9,665	14,675
Total current assets	970,866	430,031
Long-term marketable securities	20,341	39,886
Property and equipment, net	42,265	46,732
Operating lease right-of-use asset	32,976	33,923
Other non-current assets	3,858	2,659
Total assets	$1,070,306	$553,231
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,806	$2,590
Accrued compensation	9,010	8,739
Accrued clinical costs	4,689	5,042
Other accruals and other current liabilities	11,531	6,569
Operating lease liability, current	4,508	3,665
Related party contract liability	44,854	—
Other contract liabilities	28,015	18,739
Total current liabilities	105,413	45,344
Contract liabilities, less current portion	16,557	43,753
Operating lease liability, less current portion	65,407	68,865
Other non-current liabilities	379	379
Total liabilities	187,756	158,341
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 119,795,216 shares and 96,189,935 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,524	1,288
Additional paid-in capital	1,480,315	818,803
Accumulated other comprehensive income	11	350
Accumulated deficit	(599,300)	(425,551)
Total stockholders' equity	882,550	394,890
Total liabilities and stockholders’ equity	$1,070,306	$553,231

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue:
Collaboration revenue from customers	$9,388	$13,508	$18,751	$21,717
Other collaboration revenue	5	96	93	289
Total collaboration revenue	9,393	13,604	18,844	22,006
Operating expenses:
Research and development	53,704	52,544	157,872	141,831
General and administrative	15,805	11,215	42,332	35,601
Total operating expenses	69,509	63,759	200,204	177,432
Loss from operations	(60,116)	(50,155)	(181,360)	(155,426)
Interest and other income, net	1,944	3,782	7,611	11,411
Loss before income taxes	(58,172)	(46,373)	(173,749)	(144,015)
Income tax benefit (provision)	(56)	113	—	426
Net loss	(58,228)	(46,260)	(173,749)	(143,589)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(540)	(317)	(339)	1,211
Comprehensive loss	$(58,768)	$(46,577)	$(174,088)	$(142,378)
Net loss per share, basic and diluted	$(0.54)	$(0.48)	$(1.65)	$(1.50)
Weighted average number of shares outstanding, basic and diluted	107,490,702	95,859,048	105,217,770	95,449,570

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	96,189,935	$1,288	$818,803	$350	$(425,551)	$394,890
Issuance of common stock in follow-on offering, net of issuance costs of $632	9,000,000	90	193,858	—	—	193,948
Issuance of common stock in connection with the Biogen Stock Purchase Agreement	13,310,243	133	420,013	—	—	420,146
Issuances under equity incentive plans	1,001,905	10	11,123	—	—	11,133
Vesting of restricted stock units	293,133	3	(3)	—	—	—
Stock-based compensation	—	—	36,521	—	—	36,521
Net loss	—	—	—	—	(173,749)	(173,749)
Other comprehensive loss	—	—	—	(339)	—	(339)
Balance at September 30, 2020	119,795,216	$1,524	$1,480,315	$11	$(599,300)	$882,550

Balance at June 30, 2020	105,897,872	$1,385	$1,041,303	$551	$(541,072)	$502,167
Issuance of common stock in connection with the Biogen Stock Purchase Agreement	13,310,243	133	420,013	—	—	420,146
Issuances under equity incentive plans	412,389	4	5,749	—	—	5,753
Vesting of restricted stock units	174,712	2	(2)	—	—	—
Stock-based compensation	—	—	13,252	—	—	13,252
Net loss	—	—	—	—	(58,228)	(58,228)
Other comprehensive loss	—	—	—	(540)	—	(540)
Balance at September 30, 2020	119,795,216	$1,524	$1,480,315	$11	$(599,300)	$882,550

Balance at December 31, 2018	94,662,435	$1,273	$774,158	$(649)	$(227,937)	$546,845
Issuances under equity incentive plans	781,107	7	4,149	—	—	4,156
Vesting of early exercised common stock	125,001	2	83	—	—	85
Vesting of restricted stock awards and units	419,064	4	(4)	—	—	—
Stock-based compensation	—	—	29,489	—	—	29,489
Net loss	—	—	—	—	(143,589)	(143,589)
Other comprehensive income	—	—	—	1,211	—	1,211
Balance at September 30, 2019	95,987,607	$1,286	$807,875	$562	$(371,526)	$438,197

Balance at June 30, 2019	95,656,896	$1,283	$798,277	$879	$(325,266)	$475,173
Issuances under equity incentive plans	233,983	2	677	—	—	679
Vesting of early exercised common stock	31,249	—	21	—	—	21
Vesting of restricted stock awards and units	65,479	1	(1)	—	—	—
Stock-based compensation	—	—	8,901	—	—	8,901
Net loss	—	—	—	—	(46,260)	(46,260)
Other comprehensive loss	—	—	—	(317)	—	(317)
Balance at September 30, 2019	95,987,607	$1,286	$807,875	$562	$(371,526)	$438,197
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(173,749)	$(143,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,410	5,936
Stock–based compensation expense	36,521	29,489
Net amortization of discounts on marketable securities	(1,074)	(4,032)
Non-cash adjustment to operating lease expense	(1,669)	2,333
Other non-cash items	18	(427)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,819	5,812
Accounts payable	147	466
Accruals and other current liabilities	4,880	2,876
Contract liabilities	(17,920)	(2,797)
Related party contract liability	44,854	—
Net cash used in operating activities	(97,763)	(103,933)
Investing activities
Purchases of marketable securities	(687,523)	(219,139)
Purchases of property and equipment	(1,900)	(15,146)
Maturities and sales of marketable securities	433,557	339,612
Net cash provided by (used in) investing activities	(255,866)	105,327
Financing activities
Proceeds from issuance of common stock in connection with the Biogen Stock Purchase Agreement	420,146	—
Proceeds from public offering of common stock, net of issuance costs	193,948	—
Proceeds from exercise of awards under equity incentive plans	11,133	4,156
Net cash provided by financing activities	625,227	4,156
Net increase in cash, cash equivalents and restricted cash	271,598	5,550
Cash, cash equivalents and restricted cash at beginning of period	80,949	78,623
Cash, cash equivalents and restricted cash at end of period	$352,547	$84,173
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$—	$11,343
Property and equipment purchases accrued but not yet paid	$32	$1,500

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

During the nine months ended September 30, 2020, except as discussed below in the sections titled "Marketable Securities" and "Recently Adopted Accounting Pronouncement," there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2019 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the Company has no off balance sheet concentrations of credit risk.

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
The COVID-19 pandemic has caused increased risk and uncertainty for the Company. Credit risk associated with investments in securities may increase if any institution with which the Company has an investment is significantly impacted by the COVID-19 pandemic. As of September 30, 2020, the Company has not realized any losses on its cash deposits or investments. Further, COVID-19 may impact the timelines and progress of the Company's preclinical activities and clinical trials, and may impact its ability to raise capital in the near term.
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

The Company periodically evaluates the need for an allowance for credit losses. This evaluation includes consideration of several qualitative and quantitative factors, including whether it has plans to sell the security, whether it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis, and if the entity has the ability and intent to hold the security to maturity, and the portion of any unrealized loss that is the result of a credit loss. Factors considered in making these evaluations include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, expected cash flows from securities, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company's strategy and intentions for holding the marketable security.
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

The terms of licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply and research and development services and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenue. The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

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

After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception, or to a single performance obligation as applicable.

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
Recently Issued Accounting Pronouncement
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU No. 2019-12 modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted, and is required to be adopted prospectively, with the exception of certain specific amendments. The Company is currently finalizing its assessment of the impact of this ASU, and does not expect it to have a material impact on its Condensed Consolidated Financial Statements.
Recently Adopted Accounting Pronouncement
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The Company adopted this standard as of January 1, 2020 using a modified retrospective approach. Adoption of the standard did not have a material impact on the Condensed Consolidated Financial Statements.

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$326,640	$—	$—	$326,640
Short-term marketable securities:
U.S. government treasuries	542,637	—	—	542,637
U.S. government agency securities	—	10,111	—	10,111
Corporate debt securities	—	43,919	—	43,919
Commercial paper	—	13,487	—	13,487
Long-term marketable securities:
U.S. government treasuries	5,153	—	—	5,153
U.S. government agency securities	—	15,188	—	15,188
Foreign currency derivative contracts	—	109	—	109
Total	$874,430	$82,814	$—	$957,244
Liabilities:
Foreign currency derivative contracts	$—	$173	$—	$173
Total	$—	$173	$—	$173

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$54,163	$—	$—	$54,163
U.S. government treasuries	15,989	—	—	15,989
Short-term marketable securities:
U.S. government treasuries	250,070	—	—	250,070
U.S. government agency securities	—	2,000	—	2,000
Corporate debt securities	—	53,479	—	53,479
Commercial paper	—	30,358	—	30,358
Long-term marketable securities:
U.S. government treasuries	13,869	—	—	13,869
Corporate debt securities	—	26,017	—	26,017
Foreign currency derivative contracts	—	85	—	85
Total	$334,091	$111,939	$—	$446,030
Liabilities:
Foreign currency derivative contracts	$—	$8	$—	$8
Total	$—	$8	$—	$8
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

There were no transfers of assets or liabilities between the fair value measurement levels during the three and nine months ended September 30, 2020 or 2019.

3.    Cash and Marketable Securities
Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amount reported within the Condensed Consolidated Statements of Cash Flows is shown in the table below (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$351,047	$79,449	$82,673	$77,123
Restricted cash included within other non-current assets	1,500	1,500	1,500	1,500
Total cash, cash equivalents, and restricted cash	$352,547	$80,949	$84,173	$78,623
Marketable securities
All marketable securities were considered available-for-sale at September 30, 2020 and December 31, 2019. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$542,479	$161	$(3)	$542,637
U.S. government agency securities(2)	10,122	—	(11)	10,111
Corporate debt securities	43,703	216	—	43,919
Commercial paper	13,487	—	—	13,487
Total short-term marketable securities	609,791	377	(14)	610,154
Long-term marketable securities:
U.S. government treasuries	5,153	—	—	5,153
U.S. government agency securities(3)	15,189	—	(1)	15,188
Total long-term marketable securities	20,342	—	(1)	20,341
Total	$630,133	$377	$(15)	$630,495

__________________________________________________
(1)Unrealized holding losses on 8 securities with an aggregate fair value of $73.3 million.
(2)Unrealized holding losses on 2 securities with an aggregate fair value of $10.1 million.
(3)Unrealized holding losses on 1 securities with an aggregate fair value of $15.2 million.

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
As of December 31, 2019, some of the Company’s marketable securities were in an unrealized loss position, and unrealized losses were immaterial as of September 30, 2020. The Company has not recognized an allowance for credit losses as of September 30, 2020 and there was no other-than-temporary impairment as of December 31, 2019. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

The Company recorded unrealized gains on marketable securities in other comprehensive income for the three and nine months ended September 30, 2019. The Company recorded a tax benefit of $0.1 million and $0.4 million for the three and nine months ended September 30, 2019 on the Condensed Consolidated Statements of Operations and Comprehensive Loss and a corresponding tax charge in other comprehensive income. There was no unrealized gain on marketable securities in other comprehensive income for the three and nine months ended September 30, 2020.

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
The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of September 30, 2020 and December 31, 2019, respectively (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	24	3,630	Oct 2020 - Aug 2021
British Pounds	26	3,736	Oct 2020 - Aug 2021
Total at September 30, 2020	50
Euros	23	1,500	Jan 2020 - Nov 2020
British Pounds	15	2,285	Jan 2020 - Jun 2020
Swiss Francs	10	129	Jan 2020 - Aug 2020
Total at December 31, 2019	48
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

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. As the transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration on the acquisition date. To date, the Company has paid consideration of $19.8 million in the aggregate, consisting of up-front and contingent consideration, all of which was recorded as research and development expense as incurred. The Company recognized $1.5 million of contingent consideration as research and development expense for the three and nine months ended September 30, 2019. There has been no contingent consideration recognized for the three and nine months ended September 30, 2020. Any future contingent consideration is expected to be recognized as incurred in research and development expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Under the F-star Collaboration Agreement, the Company is responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. The Company's responsibility for research costs under the first development plan related to an Fcab that targets the transferrin receptor was completed during the year ended December 31, 2018. The responsibility for costs under the second development plan related to an undisclosed Fcab target commenced in February 2019. The Company recognized $0.3 million and $0.9 million in research and development expense related to the funding of F-star Ltd activities under this development plan during the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.

6.    Collaboration Agreements
Biogen
Provisional Biogen Collaboration Agreement and Common Stock Purchase Agreement
On August 5, 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) pursuant to which the Company granted Biogen a license to co-develop and co-commercialize Denali’s small molecule LRRK2 inhibitor program (the “LRRK2 Program”), an option in respect of each of (i) the Company’s amyloid beta program utilizing the Company's Transport Vehicle ("TV") technology platform to cross the blood-brain barrier and (ii) one other unnamed program also utilizing the Company's TV technology platform (the “Option Programs”), and a right of first negotiation with respect to two additional unnamed programs for indications within Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis ("ALS") and multiple sclerosis utilizing the Company's TV technology platform (the “ROFN Programs”) should the Company decide to seek a collaboration with a third party for such programs. The Provisional Biogen Collaboration Agreement is a binding agreement, which became effective on the closing of the Common Stock Purchase Agreement ("SPA"), as described further below. The Provisional Biogen Collaboration Agreement expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Definitive Biogen Collaboration Agreement").
Under the terms of the Provisional Biogen Collaboration Agreement, Biogen was obligated to pay the Company a $560.0 million upfront payment, payable upon execution of the Definitive Biogen Collaboration Agreement, which occurred in October 2020. With respect to the LRRK2 Program, Biogen will make milestone payments up to approximately $1.1 billion upon achievement of certain development and commercial events. Such milestone payments include $375.0 million in development, $375.0 million upon first commercial sale, and $375.0 million in net sales-based milestones. The Company will share 50% of the profits and losses with Biogen for LRRK2 Products in the United States, and 40% of such profits and losses in China. The Company will be entitled to receive royalties in the high teens to low twenties percentages on net sales for LRRK2 Products outside of the United States and China.
Under the terms of the Provisional Biogen Collaboration Agreement, through the effective date of the Definitive Biogen Collaboration Agreement, the Company conducted and controlled LRRK2 clinical development. Subsequently, the Company and Biogen will jointly develop LRRK2 Products pursuant to a clinical development plan set forth within the LRRK2 Agreement. The parties will share responsibility and costs for global development of LRRK2 Products pursuant to a mutually agreed development plan and budget, with Biogen funding 60% and the Company funding 40% of such costs. The Company has the ability to opt out of the development cost sharing arrangement, as further described below.

The Company may opt out of development cost sharing worldwide and upon such election, from any further profit sharing from the LRRK2 Program. The Company also has the right to opt-out of the profit sharing arrangement for the LRRK2 Program or for only those LRRK2 Products that do not penetrate the blood-brain barrier (“Peripheral LRRK2 Products”), in each of the United States and China. After such an opt out, the Company will no longer be obligated to share in the development and commercialization costs for, or be entitled to share in the applicable revenues from, such LRRK2 Program (or from the LRRK2 Peripheral Products). Additionally, following a change of control of the Company, Biogen may, within a specified period of time, elect to terminate the Company’s right to share commercialization costs and revenues from the LRRK2 Program in China. If the Company chooses to exercise its opt out rights, the Company will be entitled to receive tiered royalties on net sales of the applicable LRRK2 Program in the relevant country (or countries). The royalty rates for the applicable LRRK2 Program will be a percentage in the high teens to low twenties, but may increase to the mid-twenties if the Company has met certain co-funding thresholds or there has been a first commercial sale at the time of the Company's election.
In addition to the LRRK2 Program, Biogen received an exclusive option to license two preclinical programs enabled by the Company's TV technology platform, which platform aims to improve brain uptake of biotherapeutics, including its Antibody Transport Vehicle ("ATV"): Abeta program ("ATV enabled anti-amyloid beta program") and a second program utilizing the Company's TV technology for an unnamed target ("TV program"), excluding small molecules, Adeno-associated viruses ("AAV") and oligonucleotides. Biogen’s option may be exercised up to initiation of investigational new drug ("IND")-enabling studies for each program and continues for each program until a specified period of time after delivery of an option data package, or thirty business days after the 5th anniversary of the effective date of the Provisional Biogen Collaboration Agreement, whichever is earlier.
Further, Biogen will have the right of first negotiation ("ROFN") on two additional TV-enabled therapeutics within Alzheimer’s disease, Parkinson’s disease, ALS and multiple sclerosis should the Company decide to seek a collaboration with a third party for such programs, but this does not include any of the Company’s small molecule, AAV and oligonucleotide programs. The ROFN period continues until seven years after the effective date of the Provisional Biogen Collaboration Agreement or the date on which the Company has offered Biogen two ROFN Programs, whichever is earlier. However, if the Company does not execute an agreement with a third party with respect to a particular ROFN Program offered to Biogen within a specified amount of time, Biogen will have one additional right to exercise the ROFN again with respect to such ROFN Program.
In connection with the Provisional Biogen Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with BIMA on August 5, 2020, pursuant to which the Company agreed to issue and sell, and BIMA agreed to purchase, 13,310,243 shares of the Company’s common stock (the “Shares”) for an aggregate purchase price of $465.0 million pursuant to the terms and conditions thereof. Since the shares of common stock owned by Biogen as of September 30, 2020 represent more than 10% of the voting interest of the Company, Biogen is considered a related party as defined in ASC 850. Management determined that it is appropriate to account for the Provisional Biogen Collaboration Agreement and the SPA as one arrangement because they were entered into at the same time with interrelated financial terms.
On September 22, 2020, the Company closed the sale of the Shares to BIMA pursuant to the Stock Purchase Agreement. The estimated fair market value of the Shares issued to Biogen was $420.1 million, based on the closing stock price of $35.87 on the date of issuance adjusted by a discount for lack of marketability due to certain holding period restrictions, which was valued using an option pricing model. This stock issuance resulted in a $44.9 million premium paid to the Company above the estimated fair value of the Company's common stock (the "Stock Premium"), which was recorded as a related party contract liability in the Condensed Consolidated Balance Sheets. The Stock Premium was the only consideration allocated to the Provisional Biogen Collaboration Agreement as of September 30, 2020

Upon inception, the Company identified the LRRK2 license as the only distinct performance obligation under ASC 606 associated with the Provisional Biogen Collaboration Agreement. No performance obligations were identified related to the Option or ROFN Programs since the relevant financial and operational terms were not considered to be sufficiently defined in the Provisional Biogen Collaboration Agreement to allow the Company to determine its obligations. Further, the Company was required to perform interim LRRK2 development activities subject to cost sharing in the period prior to finalization of the clinical development plan set forth within the LRRK2 Agreement.
The Company believes that the Provisional Biogen Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Agreements. The Company also believes that Biogen meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers, for the LRRK2 license, but does not meet the definition of a customer for the interim LRRK2 development activities for which the Company will fund 40% of total costs. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for guidance where the unit of account does not fall under ASC 606, and determined that for the interim LRRK2 development activities subject to cost sharing provisions, the guidance in ASC 730, Research and Development should be applied.
At inception, there was no transaction price for the Provisional Biogen Collaboration Agreement. On September 22, 2020, as noted above, the $44.9 million Stock Premium was included in the transaction price. All other potential future payments were considered constrained at inception and through September 30, 2020 since they were all contingent on the execution of the Definitive Biogen Collaboration Agreement. For this reason, and due to the uncertainty surrounding the execution of the Definitive Biogen Collaboration Agreement as of September 30, 2020, the Company did not conclude it was probable that a significant reversal in the amount recognized would not occur.
As of September 30, 2020, management determined that no performance obligation had been satisfied or delivered to Biogen. License delivery is contingent on transfer of control to Biogen, which had not occurred as of September 30, 2020. Since no performance obligation had been satisfied as of September 30, 2020, no related party revenue was recognized under ASC 606 in the three and nine months ended September 30, 2020. The entire transaction price was recorded within related party contract liability on the Condensed Consolidated Balance Sheet as of September 30, 2020. Further, since cost sharing reimbursement related to the interim LRRK2 development activities performed prior to September 30, 2020 was contingent upon execution of the Definitive Biogen Collaboration Agreement, no offset to research and development expense from a related party was included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020, and no related party receivable was recorded on the Condensed Consolidated Balance Sheet as of September 30, 2020.
In assessing the Provisional Biogen Collaboration Agreement, management exercised considerable judgment in estimating revenue to be recognized, specifically related to determining the separate performance obligations under the Agreement and estimating the timing of delivery of those performance obligations.
As of September 30, 2020, the Company had not achieved any milestones or recorded any product sales under the Provisional Biogen Collaboration Agreement.

Definitive Biogen Collaboration Agreement
The Company entered into the LRRK2 Agreement with Biogen on October 4, 2020 and the ROFN and Option Agreement on October 6, 2020. Collectively these are known as the Definitive Biogen Collaboration Agreement, the material terms of which are consistent with, and supersede, the Provisional Biogen Collaboration Agreement discussed above.
Under the ROFN and Option Agreement, with respect to the options granted by the Company to Biogen, Biogen is obligated to pay to the Company an aggregate of up to $270.0 million in option exercise and development milestone payments, up to $325.0 million upon first commercial sale, and up to $290.0 million of net sales-based milestone payments, following the achievement of certain prespecified milestone events and if Biogen exercises both of its options. Furthermore, Biogen is obligated to pay to the Company royalties in the mid-single digit to mid-teens percentages, depending on the program for which Biogen exercises its option and upon the achievement of certain sales thresholds.
In October 2020, the Company received upfront payments totaling $560.0 million pursuant to the Definitive Biogen Collaboration Agreement. Management is in the process of assessing the accounting impact of the execution of the Definitive Biogen Collaboration Agreement.
Sanofi
In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule CNS and peripheral receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitors contributed by Sanofi and by the Company will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the Hart-Scott-Rodino ("HSR") requirements were satisfied at which time Sanofi paid the Company an upfront payment of $125.0 million. Under the Sanofi Collaboration Agreement, the Company is eligible to receive milestone payments from Sanofi up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and Japan for three indications.
The Company will share profits and losses equally with Sanofi for CNS Products sold in the United States and China, and receive variable royalties on net sales for CNS Products sold outside of the United States and China and for Peripheral Products sold worldwide.
The Company and Sanofi will jointly develop CNS Products pursuant to a global development plan. The Company will be responsible, at its own cost, for conducting Phase 1 and Phase 2 trials for CNS Products in Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. The Company conducted, at Sanofi’s cost, a Phase 1b trial for the initial lead CNS penetrant RIPK1 inhibitor, DNL747 (SAR443060), in ALS. In June 2020, the Company announced that clinical activities on DNL747 would be paused and efforts focused on the development of the backup preclinical candidate, DNL788. Sanofi is responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and the Company funding 70% and 30% of such costs, respectively. Sanofi will also lead the commercialization activities globally for CNS Products, subject to certain options that the Company has to conduct co-commercialization activities with respect to each CNS Product in the United States and China.
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
The Company believes that the Sanofi Collaboration Agreement is a collaboration arrangement as defined in ASC 808. The Company also believes that Sanofi meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for three of the performance obligations identified at inception, but does not meet the definition of a customer for the Alzheimer's Disease Services. Further, Sanofi does not meet the definition of a customer for all Phase 3 and later stage development trials for CNS Products led by Sanofi for which the Company will fund 30% of total costs. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for guidance where the performance obligation does not fall under ASC 606, and determined that for the Alzheimer's Disease Services, the guidance in ASC 606 should be analogized for the recognition, measurement and reporting of this performance obligation, and for the cost sharing provisions, the Company determined that the guidance in ASC 730, Research and Development should be applied.
The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception through September 30, 2020, the transaction price increased by $21.3 million, consisting of $11.3 million related to costs incurred for Retained Activities that were no longer constrained, and $10.0 million related to a milestone triggered in July 2019. The transaction price increased by $0.1 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, related entirely to costs incurred for Retained Activities that were determined to no longer be constrained during these periods. The transaction price increased by $12.4 million and $19.2 million for the three and nine months ended September 30, 2019, respectively, related to the $10.0 million milestone triggered in July 2019, as well as $2.4 million and $9.2 million, respectively, for Retained Activities that were determined to no longer be constrained during these periods.
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
A contract liability of $3.4 million and $3.5 million was recorded on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. This contract liability relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded a receivable associated with the Sanofi Collaboration Agreement on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 of $0.1 million and $1.2 million, respectively.
In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.
Through September 30, 2020, the Company has received milestone payments of $10.0 million and has not recorded any product sales recorded under the Sanofi Collaboration Agreement.
Takeda
In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by the Company's blood-brain barrier ("BBB") delivery technology and intended for the treatment of neurodegenerative disorders. The programs were the Company’s ATV:BACE1/Tau and ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. Takeda may pay up to an aggregate of $25.0 million with respect to each of the three programs directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, $5.0 million of which was paid upon the Takeda Collaboration Agreement becoming effective. In February 2019, the agreement was amended to replace the ATV:BACE1/Tau program with the ATV:Tau program. The amendment did not have a material impact to the condensed consolidated financial statements.
Under the Takeda Collaboration Agreement and unless otherwise agreed jointly between both parties, the Company will be responsible, at its cost, for conducting activities relating to pre-Investigational New Drug ("IND") development of biologic products directed to the three identified targets and enabled by its BBB delivery technology targeting TfR during the applicable research period. The period through which the option can be exercised continues for each target until the first biologic product directed to the relevant target is IND-ready or approximately five years after selection of the target, whichever is earlier.
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
Takeda is obligated to pay the Company a $5.0 million option fee for each target for which Takeda exercises its option, up to $15.0 million in total.

In addition, if Takeda exercises its option for all three collaboration programs, Takeda may be obligated to pay the Company up to an aggregate of $407.5 million upon achievement of certain clinical milestone events and up to an aggregate of $300.0 million in regulatory milestone events relating to receipt of regulatory approval in the United States, certain European countries and Japan. Takeda may also be obligated to pay the Company up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $225.0 million if one biologic product from each program achieves this milestone.
If Takeda exercises its option for a particular target, the Company and Takeda will share equally in the development and commercialization costs, and, if applicable, the profits, for each collaboration program.
Pursuant to the terms of the Takeda Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with Takeda on January 3, 2018, pursuant to which Takeda purchased 4,214,559 shares of the Company's common stock (the "Shares") for an aggregate purchase price of $110.0 million. The sale of the Shares closed on February 23, 2018. The fair market value of the common stock sold to Takeda was $94.4 million, based on the closing stock price of $22.40 on the date of issuance, resulting in a $15.6 million premium paid to the Company above the fair value of the Company's common stock which was credited to contract liability in the Company's Condensed Consolidated Balance Sheets.
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

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue is being recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the three and nine months ended September 30, 2020 or September 30, 2019.
A contract liability of $41.1 million and $59.0 million was recorded on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. This contract liability relates to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be several years. There was no receivable related to the Takeda Collaboration Agreement as of September 30, 2020 or December 31, 2019, respectively.
Revenue recognized relating to future milestone payments of $7.5 million and $2.4 million, which the Company concluded is probable that a significant reversal in the amount recognized will not occur, is presented net in the contract liability on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.
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
Through September 30, 2020, the Company had received $15.0 million in preclinical milestone payments from Takeda and had not recorded any product sales under the Takeda Collaboration Agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Takeda Collaboration Agreement(1)	$9,271	$1,085	$17,826	$2,507
Sanofi Collaboration Agreement
Peripheral Program License	—	10,000	—	10,000
Retained Activities	117	2,423	925	9,210
Alzheimer's Disease Services(1)	5	96	93	289
Total Sanofi Collaboration Revenue	122	12,519	1,018	19,499
Total Collaboration Revenue	$9,393	$13,604	$18,844	$22,006
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
The Company may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In addition, the Company may owe royalties on net sales of licensed products ranging from low to high single-digit percentages. Effective October 4, 2020, Biogen is responsible for 50% of any payment obligation to Genentech under this agreement.
To date, the Company has paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No expenses were recorded in the three and nine months ended September 30, 2020 or 2019.
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
The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. The Company is also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.

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
Total operating lease costs, including variable and short-term lease costs, were $2.8 million and $8.3 million for the three and nine months ended September 30, 2020, respectively, and $2.6 million and $7.4 million for the three and nine months ended September 30, 2019, respectively.
Operating lease liabilities are calculated as the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2020, the weighted average remaining lease term was 8.6 years and the weighted average discount rate used to determine the operating lease liability was 9.0%. Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020 and September 30, 2019 of $7.2 million and $3.4 million, respectively, was included in net cash used in operating activities in the Company's Condensed Consolidated Statements of Cash Flows.
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2020 (in thousands):

Year Ended December 31:
2020 (three months)	$2,536
2021	10,391
2022	10,731
2023	11,083
2024	11,447
Thereafter	54,074
Total undiscounted lease payments	100,262
Present value adjustment	(30,347)
Net operating lease liabilities	$69,915
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses, such as taxes and insurance for the New Premises to the sublessee, which are treated as variable sublease income. Total sublease income, including rent and variable sublease cost reimbursements, was $0.9 million and $2.8 million for the three and nine months ended September 30, 2020, respectively, and $0.9 million and $1.7 million for the three and nine months ended September 30, 2019, respectively.

The following table details the future undiscounted cash inflows relating to the Sublease Agreement as of September 30, 2020 (in thousands):

Year Ended December 31:
2020 (three months)	$715
2021	2,925
2022	3,009
2023	3,096
2024	876
Thereafter	—
Total undiscounted sublease receipts	$10,621
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
As of September 30, 2020 and December 31, 2019, the Company had open non-cancellable purchase orders for biological product development and manufacturing costs totaling $17.6 million and $21.2 million, respectively. The activities under these purchase orders are expected to be completed by May 2027. As of September 30, 2020 and December 31, 2019, the Company had total non-cancellable purchase commitments under the DMSA of $12.0 million and $11.2 million, respectively.
During the three months ended September 30, 2020 and 2019, the Company incurred costs of $1.4 million and $3.0 million, respectively, and made payments of $0.8 million and $2.5 million, respectively, for the development and manufacturing services rendered under the DMSA. During the nine months ended September 30, 2020 and 2019, the Company incurred costs of $6.2 million and $9.7 million, respectively, and made payments of $6.0 million and $9.0 million, respectively, for the development and manufacturing services rendered under the DMSA.

Contingencies
From time to time, the Company may be involved in lawsuits, arbitration, claims, investigations and proceedings consisting of intellectual property, employment and other matters which arise in the ordinary course of business. The Company records accruals for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated.
On September 10, 2020, the Company and all Directors were named in a shareholder derivative action filed in the Delaware Court of Chancery challenging the compensation paid to the Company's Directors since the IPO in December 2017.
This derivative complaint is in the early stages and therefore the Company cannot reasonably estimate a potential future loss or a range of potential future losses. However, the Company does not believe that an unfavorable resolution would have a material adverse effect on the Company's business, financial condition, and results of operations or prospects. No liability has been recorded relating to this matter in the Condensed Consolidated Balance Sheet at September 30, 2020.
9.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 11, "Stock-Based Awards" to the consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.
Stock Option Activity
The following table summarizes option award activity under the Company's 2017 Equity Incentive Plan and the 2015 Stock Incentive Plan:

	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2019	11,640,734	$12.96
Granted	3,371,048	25.00
Exercised	(874,357)	10.63
Forfeited	(617,360)	20.60
Balance at September 30, 2020	13,520,065	$15.77
Vested and expected to vest at September 30, 2020	11,775,333	$18.00
Exercisable at September 30, 2020	5,437,269	$13.80

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Nine Months Ended September 30,
	2020	2019
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	65.2% - 67.1%	65.5% - 77.8%
Risk-free interest rate	0.3% - 1.7%	1.6% - 2.6%
Dividend yield	—	—

Restricted Stock Activity
Aggregated information regarding restricted stock for the nine months ended September 30, 2020 is summarized below:

	Share Awards & Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2019	882,636	$18.67
Granted	1,819,624	27.98
Vested and released	(293,133)	19.45
Forfeited	(139,230)	26.54
Unvested at September 30, 2020	2,269,897	$25.82
Expected to vest at September 30, 2020	2,269,897	$25.82

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$7,781	$4,923	$20,981	$14,200
General and administrative	5,471	3,978	15,540	15,289
Total	$13,252	$8,901	$36,521	$29,489
1
10.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Nine Months Ended September 30,
	2020	2019
Options issued and outstanding and ESPP shares issuable	13,680,889	11,981,119
Restricted shares subject to future vesting	2,269,897	826,511
Early exercised common stock subject to future vesting	—	10,423
Total	15,950,786	12,818,053

11.    Related Party Transactions
On September 22, 2020, upon becoming an owner of record of more than 10% of the voting interest in the Company, Biogen became a related party under ASC 850. Refer to Note 6, "Collaboration Agreements" for further information.

12.    Subsequent Events
On October 4, 2020, the Company entered into the LRRK2 Agreement, and on October 6, 2020, the Company entered into the ROFN and Option Agreement, both with Biogen. Refer to Note 6 and Note 7, "Collaboration Agreements" for further information.

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

•expectations regarding the transaction with Biogen, including all financial aspects of the collaboration and equity investment, the potential benefits and results of the transaction;

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

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development, including four programs in clinical studies.

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

•our ETV:IDS program, our most advanced program enabled by our enzyme transport vehicle ("ETV") technology, which is designed to restore iduronate 2-sulfatase ("IDS"), and reduce glycosaminoglycans, both peripherally and in the brain, in patients with mucopolysaccharidosis II ("MPS II", or "Hunter syndrome"); and

•our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address peripheral inflammatory diseases such as cutaneous lupus and COVID-19.

Program	Product Candidate(s)	Clinical Phase	Indication(s)	Operational Control
LRRK2	DNL151	Ph 1 and Ph 1b	Parkinson's disease	Joint with Biogen
EIF2B	DNL343	Ph 1	ALS and FTD	Denali
ETV:IDS	DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
RIPK1 (Peripheral)	DNL758	Ph 1b	Systemic inflammatory diseases	Sanofi

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
•In June 2020, we announced the results from Phase 1b clinical studies with small molecule RIPK1 inhibitor DNL747 in Alzheimer’s disease and ALS, and provided a broad RIPK1 program update including CNS compound DNL788 and peripherally-restricted compound DNL758. Safety endpoints were met in the Phase 1b patient studies with DNL747 in ALS and Alzheimer’s disease, however further dose escalation to achieve higher levels of target inhibition may be limited by preclinical chronic safety data. As such, we announced, together with our collaboration partner Sanofi, that we have decided to pause clinical studies with DNL747 and focus our efforts on accelerating development of DNL788, which we believe has superior drug properties and a more rapid path toward proof-of-concept clinical studies in patients in multiple neurological indications;

•In July 2020, we announced that our collaboration partner Sanofi has commenced dosing of DNL758, a peripherally-restricted small molecule inhibitor of RIPK1, in a Phase 1b clinical study in hospitalized adult patients with severe COVID-19 lung disease. In October, we provided an update that enrollment in the Phase 1b COVID-19 study is complete. Separately, Sanofi plans to initiate a Phase 2 clinical study of DNL758 in cutaneous lupus first half of 2021;

•In August 2020, we commenced dosing in a Phase 1/2 clinical study of DNL310 in Hunter syndrome patients. We plan to announce early biomarker data from the study by year end 2020;

•In August 2020, we entered into a binding Provisional Collaboration and License Agreement with Biogen to co-develop and co-commercialize our small molecule inhibitors of LRRK2 for Parkinson’s disease. Under the Provisional Collaboration and License Agreement, Biogen also received rights to opt into two programs and a right of first negotiation for two additional programs, in each case for neurodegenerative diseases leveraging our TV technology platform to cross the BBB. In October 2020, the Provisional Collaboration and License Agreement expired upon the execution of the Definitive LRRK2 Collaboration and License Agreement and Right of First Negotiation, Option and License Agreement with Biogen (collectively the "The Biogen Collaboration Agreement"). In connection with the Biogen Collaboration Agreement, we received an equity investment of $465.0 million in September 2020 and an aggregate of $560.0 million in upfront payments in October 2020. We may be eligible to receive up to $1.1 billion in potential milestone payments plus profit sharing and royalties for the LRRK2 program;

•In August 2020, we announced the selection of DNL151 to progress into late stage clinical studies in Parkinson’s disease patients with a kinase-activating mutation in LRRK2 and in sporadic Parkinson’s disease patients. Patient enrollment is planned to commence in 2021 in collaboration with Biogen;

•In October 2020, our collaboration partner Sanofi submitted an IND application for DNL788 (SAR443820), a potent, selective brain-penetrant small molecule inhibitor of RIPK1. First-in-human dosing is planned to begin in late 2020 or early 2021; and

•To address risks posed by the COVID-19 pandemic, we have implemented policies that enable some of our employees to work remotely. For all on-site personnel, we have implemented several safety protocols, including regular, mandatory COVID-19 testing procedures and compliance measures for social distancing and use of personal protective equipment. After initial COVID-19 pandemic shutdown restrictions were put into place in March 2020, we experienced a pause in patient recruitment in several clinical trials. Recruitment has since resumed for all affected clinical trials.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, and the proceeds from our initial public offering ("IPO"), follow-on offering, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $58.2 million and $173.7 million for the three and nine months ended September 30, 2020, respectively, and $46.3 million and $143.6 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $599.3 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

Components of Operating Results
Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been collaboration revenue from our collaboration agreements with Takeda and Sanofi.

In the future, we will continue to recognize revenue from the Takeda Collaboration Agreement and Sanofi Collaboration Agreement, and commence revenue recognition from the Biogen Collaboration Agreement, and may generate revenue from product sales or milestones, royalties and cost reimbursement from other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our TV platform. These expenses include those incurred by us relating to our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including rent and depreciation, and lab consumables.

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

Results of Operations
Comparison of the three and nine months ended September 30, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Collaboration revenue:
Collaboration revenue from customers	$9,388	$13,508	$(4,120)	(31)%
Other collaboration revenue	5	96	(91)	(95)
Total collaboration revenue	9,393	13,604	(4,211)	(31)
Operating expenses:
Research and development	53,704	52,544	1,160	2
General and administrative	15,805	11,215	4,590	41
Total operating expenses	69,509	63,759	5,750	9
Loss from operations	(60,116)	(50,155)	(9,961)	20
Interest and other income, net	1,944	3,782	(1,838)	(49)
Loss before income taxes	(58,172)	(46,373)	(11,799)	25
Income tax benefit (provision)	(56)	113	(169)	(150)
Net loss	$(58,228)	$(46,260)	$(11,968)	26%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Collaboration revenue:
Collaboration revenue from customers	$18,751	$21,717	$(2,966)	(14)%
Other collaboration revenue	93	289	(196)	(68)
Total collaboration revenue	18,844	22,006	(3,162)	(14)
Operating expenses:
Research and development	157,872	141,831	16,041	11
General and administrative	42,332	35,601	6,731	19
Total operating expenses	200,204	177,432	22,772	13
Loss from operations	(181,360)	(155,426)	(25,934)	17
Interest and other income, net	7,611	11,411	(3,800)	(33)
Loss before income taxes	(173,749)	(144,015)	(29,734)	21
Income tax benefit	—	426	(426)	(100)
Net loss	$(173,749)	$(143,589)	$(30,160)	21%

Collaboration revenue

Collaboration revenue was $9.4 million and $18.8 million for the three and nine months ended September 30, 2020, respectively, and $13.6 million and $22.0 million for the three and nine months ended September 30, 2019, respectively. The decreases in collaboration revenue of $4.2 million and $3.2 million for the three and nine months ended September 30, 2020, respectively, compared to the comparative period in the prior year were due to a decrease in revenue from our collaboration with Sanofi driven by a $10.0 million milestone recognized in the three and nine months ended September 30, 2019 related to the Peripheral program, and the winding down of revenue for retained activities as activities are transferred to Sanofi. These decreases are partially offset by an increase in revenue from our collaboration with Takeda, driven by increased costs incurred in the programs partnered with Takeda.

Research and development expenses

Research and development expenses were $53.7 million and $157.9 million for the three and nine months ended September 30, 2020, compared to $52.5 million and $141.8 million for the three and nine months ended September 30, 2019.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LRRK2 program external expenses	$6,497	$8,920	$22,263	$21,536
EIF2B program external expenses	3,433	1,538	6,739	3,739
ETV:IDS program external expenses	2,786	4,045	11,136	12,058
TV platform and other program external expenses	5,902	3,911	12,088	11,180
Other external research and development expenses	5,638	8,868	20,812	23,476
Personnel-related expenses (1)	21,176	16,423	60,298	45,413
Other unallocated research and development expenses	8,272	8,839	24,536	24,429
Total research and development expenses	$53,704	$52,544	$157,872	$141,831
__________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $7.8 million and $21.0 million for the three and nine months ended September 30, 2020, respectively, and $4.9 million and $14.2 million for the three and nine months ended September 30, 2019, respectively, reflecting an increase of $2.9 million and $6.8 million, respectively.

There was an increase in total research and development expenses of $1.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was a result of a $4.8 million increase in personnel-related expenses, consisting of a $1.9 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $2.9 million increase in stock-based compensation expense primarily attributable to new equity award grants. Additionally, there were increases in external expenses related to progression of our portfolio, including an increase of $1.9 million in EIF2B program external expenses reflecting the cost of the Phase 1 clinical trial, and an increase of $2.0 million in TV platform and other program external expenses. These increases were partially offset by a $3.2 million decrease in other external research and development expenses, primarily attributable to a decrease in DNL747 costs after completion of the Phase 1b trials, a $2.4 million decrease in LRRK2 program expenses, reflecting completion of DNL201 clinical activities, a $1.3 million decrease in ETV:IDS program external expenses primarily due to significant CMC activity in 2019, and a decrease in other unallocated research and development expenses of $0.6 million primarily attributable to decreased lab consumables costs and reductions in associated expenses related to COVID-19.

There was an increase in total research and development expenses of $16.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was a result of a $14.9 million increase in personnel-related expenses, consisting of a $8.1 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $6.8 million increase in stock-based compensation expense primarily attributable to new equity award grants. Additionally, there were increases in external expenses related to progression of our portfolio, including an increase of $3.0 million in EIF2B program external expenses reflecting the cost of the Phase 1 clinical trial, an increase of $0.9 million in TV platform and other program external expenses, an increase of $0.7 million in LRRK2 program external expenses driven by DNL151 progress in the clinic, and an increase in other unallocated research and development expenses of $0.1 million. These increases were partially offset by a decrease of $0.9 million in ETV:IDS program external expenses due to the $1.5 million contingent consideration payment to F-star and significant CMC activity, both in 2019, and a $2.7 million decrease in other external research and development expenses, primarily attributable to a decrease in DNL747 costs after completion of the Phase 1b trials.

General and administrative expenses

General and administrative expenses were $15.8 million for the three months ended September 30, 2020 compared to $11.2 million for the three months ended September 30, 2019. The increase of approximately $4.6 million was primarily attributable to a $2.0 million increase in personnel-related expenses, primarily driven by higher stock-based compensation expense in the three months ended September 30, 2019 primarily attributable to new equity award grants. Additionally, there was an increase of $2.0 million in professional services costs, primarily due to costs associated with the execution of the Biogen Collaboration Agreement, an increase of $0.5 million in other general and administrative costs related to other miscellaneous costs such as insurance and taxes, and a $0.1 million increase in facilities-related expenses.

General and administrative expenses were $42.3 million for the nine months ended September 30, 2020 compared to $35.6 million for the nine months ended September 30, 2019. The increase of approximately $6.7 million was primarily attributable to increases of $3.0 million in personnel-related expenses primarily driven by higher headcount, $2.8 million in professional services costs, primarily due to costs associated with the execution of the Biogen Collaboration Agreement, $0.6 million in other general and administrative costs related to other miscellaneous costs such as insurance and taxes, and $0.3 million in facilities-related expenses.

Interest and other income, net

Interest and other income, net was $1.9 million for the three months ended September 30, 2020 compared to $3.8 million for the three months ended September 30, 2019. The decrease of $1.9 million was primarily due to decreased interest income earned on our investments due to declining interest rates.

Interest and other income, net was $7.6 million for the nine months ended September 30, 2020 compared to $11.4 million for the nine months ended September 30, 2019. The decrease of $3.8 million was primarily due to a $5.0 million decrease in interest income earned on our investments due to declining interest rates, partially offset by an increase of $1.2 million in sublease income and reimbursements received in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Income tax benefit (provision)
Income tax provision associated with a decrease in unrealized gains on marketable securities in other comprehensive income was $0.1 million for the three months ended September 30, 2020 compared to an income tax benefit of $0.1 million for the three months ended September 30, 2019 associated with unrealized gains on marketable securities in other comprehensive income.

There was no income tax benefit associated with an unrealized gain on marketable securities in other comprehensive income for the nine months ended September 30, 2020 compared to $0.4 million for the nine months ended September 30, 2019.
Comparison of the three and nine months ended September 30, 2019 and 2018
Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our Form 10-Q for the three and nine months ended September 30, 2019 for a discussion of the results of operations for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

Liquidity and Capital Resources
Sources of Liquidity

We fund our operations primarily with the proceeds from our IPO, our follow-on offering, and payments received from our collaboration agreements with Takeda, Sanofi, and Biogen. We received net proceeds of $264.3 million from our IPO in December 2017. In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of $193.9 million.

Pursuant to the Takeda Collaboration Agreement, we have received $55.0 million related to upfront and milestone payments through September 30, 2020. Further, under the associated Stock Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.

Pursuant to the Sanofi Collaboration Agreement, we have received $135.0 million related to upfront and milestone payments, and further payments of $11.2 million for performance of Retained Activities through September 30, 2020.

Pursuant to the common stock purchase agreement between Denali and Biogen (the "Biogen Stock Purchase Agreement"), we received $465.0 million in September 2020 for the sale and issuance of 13,310,243 shares of our common stock. In October 2020, we received $560.0 million from Biogen in upfront payments associated with the Biogen Collaboration Agreement.

As of September 30, 2020, we had cash, cash equivalents and marketable securities in the amount of $981.5 million.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $599.3 million through September 30, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least 12 months from the filling date of this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(97,763)	$(103,933)
Net cash provided by (used in) investing activities	(255,866)	105,327
Net cash provided by financing activities	625,227	4,156
Net increase in cash, cash equivalents and restricted cash	$271,598	$5,550
Net Cash Used In Operating Activities

During the nine months ended September 30, 2020, cash used in operating activities was $97.8 million, which consisted of a net loss of $173.7 million, adjusted by non-cash items primarily related to stock-based compensation and depreciation, partially offset by net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities, including an increase in related party contract liability associated with the Biogen Collaboration Agreement.

Net Cash Provided By (Used In) Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities was $255.9 million, which consisted of $687.5 million of purchases of marketable securities and $1.9 million of capital expenditures to purchase property and equipment, partially offset by $433.6 million in proceeds from the maturity of marketable securities.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $625.2 million, which consisted of $420.1 million associated with the issuance of 13,310,243 shares of our common stock to Biogen in September 2020 under the Biogen Stock Purchase Agreement, $193.9 million in net cash proceeds from our follow-on offering completed in January 2020, and $11.1 million in proceeds from the exercise of options to purchase common stock and issuance of ESPP shares.
Discussion of the nine months ended September 30, 2019

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Form 10-Q for the nine months ended September 30, 2019 for a discussion of the cash flows for that period.
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

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. We are also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.

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

As of September 30, 2020 and December 31, 2019, we had open non-cancellable purchase orders for biological product development and manufacturing costs totaling $17.6 million and $21.2 million, respectively. The activities under these purchase orders are expected to be completed by May 2027. As of September 30, 2020 and December 31, 2019, we had total non-cancellable purchase commitments, under the DMSA of $12.0 million and $11.2 million, respectively.

During the three months ended September 30, 2020 and 2019, we incurred costs of $1.4 million and $3.0 million, respectively, and made payments of $0.8 million and $2.5 million, respectively, for the development and manufacturing services rendered under the DMSA. During the nine months ended September 30, 2020 and 2019, we incurred costs of $6.2 million and $9.7 million, respectively, and made payments of $6.0 million and $9.0 million, respectively, for the development and manufacturing services rendered under the DMSA.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.
Recent Accounting Pronouncements

Except as described in Note 1 to the condensed consolidated financial statements under the headings "Recently Issued Accounting Pronouncement" and "Recently Adopted Accounting Pronouncement," there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $981.5 million as of September 30, 2020, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of September 30, 2020, we had open forward foreign currency exchange contracts with notional amounts of $9.1 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at September 30, 2020 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.9 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Reference is hereby made to our disclosures in “Legal Matters” under Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the heading “Contingencies” is incorporated by reference herein.
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

We have incurred significant net losses since our inception, including net losses of $58.2 million and $173.7 million for the three and nine months ended September 30, 2020, respectively, and $46.3 million and $143.6 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $599.3 million.

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

Our operations have required substantial amounts of cash since inception. We fund our operations primarily with the proceeds from our IPO, our follow-on offering completed in January 2020, the Stock Purchase Agreement with Biogen and payments received from our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. We are currently advancing three product candidates, DNL151, DNL343, and DNL310 through clinical development, and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of September 30, 2020, we had $981.5 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have never completed a clinical development program. We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver test abnormalities in some clinical trial healthy volunteer participants. Further, in June 2020, together with our collaboration partner Sanofi, we paused clinical activities with DNL747 to accelerate development of DNL788, in part due to DNL747 preclinical chronic toxicity studies. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease and ALS. Companies that we are aware are developing therapeutics in the neurodegenerative disease area include companies with significant financial resources, such as AbbVie, Alector, AstraZeneca, Biogen, Bristol-Myers Squibb, Eli Lilly, E-Scape Bio, GlaxoSmithKline, Ionis, JCR Pharmaceuticals, Johnson & Johnson, Novartis, Prevail Therapeutics, Roche, Sanofi and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

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

The processes involved in manufacturing our drug and biological product candidates, particularly those that utilize our BBB platform technology, are complex, expensive, highly regulated and subject to multiple risks. Additionally, the manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells, and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture a biologic is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, as of September 30, 2020, we do not own or in-license any issued patents in the United States directed to the composition of matter of any of the antibodies or enzymes that we have thus far developed using our BBB platform technology. In addition, we cannot be certain that any patents we own or in-license in the United States adequately cover the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or adequately cover the antibodies, enzymes or proteins being developed in our ATV:TREM2, ETV:IDS or PTV:PGRN programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our BBB platform technology and product candidates. For example, in June 2016, we entered into a license agreement with Genentech pursuant to which we received an exclusive license to certain of Genentech’s intellectual property relating to our LRRK2 program, including our DNL151 product candidate.

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

In addition, subject to the terms of any such license agreements, we do not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, under our agreements with F-star and Genentech, the licensors control prosecution and, in the case of F-star and in specified circumstances, enforcement of certain of the patents and patent applications licensed to us. Also, under our agreements with Takeda, Sanofi and Biogen, they control prosecution, and in specified circumstances, enforcement of certain of the patents and patent applications licensed to them. We cannot be certain that our in-licensed or out-licensed patents and patent applications that are controlled by our licensors or licensees will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors or licensees fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize our BBB platform technology and any of our product candidates that are subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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

As of September 30, 2020, we had 281 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have in the past engaged in acquisitions and strategic partnerships, and we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. For instance, in January 2018 we entered into the Takeda Collaboration Agreement, as amended in February 2019, and in connection therewith we issued and sold to Takeda 4,214,559 shares of our common stock for an aggregate purchase price of $110.0 million in February 2018. On May 30, 2018, we exercised our buy-out option in connection with the F-star Collaboration Agreement and entered into a Purchase Agreement pursuant to which we acquired all of the outstanding shares of F-star Gamma. Further, on October 29, 2018, we entered into the Sanofi Collaboration Agreement. In August 2020, we entered into the Provisional Biogen Collaboration Agreement, and in connection therewith we sold $13,310,243 shares of our common stock to Biogen in September 2020 for an aggregate purchase price of $465.0 million. Any acquisition or strategic partnership may entail numerous risks, including:

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party vendors and their information technology systems. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants may be vulnerable to damage from computer viruses or unauthorized access, or breached due to operator error, malfeasance or other system disruptions. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent, intense, sophisticated and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. We and our third-party vendors may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Although to our knowledge we and our vendors have not experienced any such material system failure or security breach to date, if a breakdown, cyberattack or other information security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations , whether due to a loss of trade secrets or other proprietary information or other similar disruption and we could incur liability and reputational damage. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. For example, in August 2020, we entered into the Provisional Biogen Collaboration Agreement, and in connection therewith issued and sold 13,310,243 shares of our common stock to Biogen in September 2020 for an aggregate purchase price of $465 million. We, and indirectly, our stockholders, will bear the cost of issuing and servicing all such securities.

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

As of September 30, 2020, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities

On September 22, 2020, we issued and sold 13,310,243 shares of our common stock to Biogen for an aggregate purchase price of $465.0 million pursuant to the terms of a common stock purchase agreement with Biogen and in connection with the Biogen Collaboration Agreement. No underwriters were involved in the sale and the book entry position representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

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

On January 28, 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of $193.9 million. There has been no material change in the planned use of the net proceeds from the follow-on public offering as described in our final prospectus supplement filed with the SEC on January 29, 2020. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

10.1	Common Stock Purchase Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	—	—	—	Filed herewith
10.2#	Provisional LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	—	—	—	Filed herewith
10.3	Standstill and Stock Restriction Agreement between the Registrant and Biogen Inc., dated September 22, 2020.	—	—	—	Filed herewith
10.4#	Definitive LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated October 4, 2020.	—	—	—	Filed herewith
10.5#	Definitive Right of First Negotiation, Option and License Agreement between the Registrant and Biogen Inc., dated October 6, 2020.	—	—	—	Filed herewith
10.6#	Form of Amended and Restated Change in Control and Severance Plan.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Portions of this exhibit (indicated by asterisks) have been omitted in connection with the rules of the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	November 5, 2020	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)