Form 10-K
period 2020-12-31
Denali Therapeutics Inc.
filed 2021-02-26
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $850.6 million, based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 30, 2020 of $24.18 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of outstanding shares of the registrant’s common stock as of February 17, 2021 was 120,984,085 par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2020 fiscal year ended December 31, 2020.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:
•the progress, success, cost and timing of our development activities, preclinical studies and clinical trials, and in particular the development of our blood-brain barrier ("BBB") platform technology, programs and biomarkers, including the initiation and completion of studies or trials and related preparatory work, enrollment in such trials, the timing of when results of the trials will become available, and the filing of Investigational New Drug applications or clinical trial applications;
•the ability of clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•our ability to develop and advance our product candidates and programs into, and successfully complete, clinical trials;
•the beneficial characteristics, safety, efficacy and therapeutics effects of our product candidates;
•the extent to which any dosing limitations that we have been subject to and/or may be subject to in the future, may affect the success of our product candidates;
•the impact of preclinical findings on our ability to achieve exposures of our product candidates that allow us to explore a robust pharmacodynamic range of these candidates in humans;
•our plans to grow our discovery and early clinical development capabilities and to expand global late-stage clinical development capabilities, internal clinical manufacturing capabilities and commercial infrastructure in a staged manner that is aligned with the development timelines of our portfolio;
•the expected potential benefits and potential revenue resulting from strategic collaborations with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•the timing, scope or likelihood of regulatory filings and approvals;
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
•our strategy, plans and ability to establish and expand sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•future agreements with third parties in connection with the commercialization of our product candidates;
•the size and growth potential of the markets for our product candidates, if approved for commercial use, including our estimates of the number of patients who suffer from the diseases we are targeting, and our ability to serve those markets;
•the rate and degree of market acceptance of our product candidates;
•existing regulations and regulatory developments in the United States and foreign countries;
•potential claims relating to our intellectual property and third-party intellectual property;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•our strategy, plans and ability to develop and expand our own manufacturing facilities and capabilities;
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
•our financial performance; and
•our expectations regarding the impact of the COVID-19 pandemic on our business.

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

ITEM 1.     BUSINESS
Overview and Strategy

Our goal is to discover, develop and deliver therapeutics to defeat degeneration.

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

By executing this strategy with a team of experienced and passionately dedicated scientists and drug developers, we believe we can succeed in a field that has seen limited progress over the past several decades. We have a focused yet diversified portfolio with five clinical programs and more than fifteen programs in the preclinical development stage.

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

Collaborations and partnering are central components of our strategy to build and develop our portfolio of product candidates. We have arrangements with biopharmaceutical companies, technology companies, academic institutions, foundations, and patient-focused data companies. Notable active arrangements include those with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), Takeda Pharmaceutical Company Limited ("Takeda"), Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"), Genentech, Inc., F-star, Sirion, Harvard University, the Michael J. Fox Foundation, Centogene and Secarna, amongst others. Through these arrangements, we are able to gain access to additional resources and complementary expertise, new product candidates, deepen our scientific understanding of certain areas of biology, identify potential patients for our clinical trials and thereby accelerate and increase the probability of success of the development of our programs. We believe that being an active participant in the scientific community and accessing external innovation is important to our success and we plan to remain active in business development activities. Our goal is to be the most attractive partner for academic groups and companies in the field of neurodegeneration based on our singular focus, deep scientific expertise in neurodegeneration and BBB biology, established research and development capabilities, growing manufacturing and commercial capabilities and the ability to execute development programs with speed and scientific rigor.

We hold significant development and commercialization rights to all of our programs, including the programs which are subject to our collaboration agreements with Biogen and Takeda, as well as with Sanofi for central nervous system ("CNS") indications, where we share responsibility for clinical development and share commercialization rights in the United States and China.

We envision our future as a fully integrated global organization serving patients. As we build and grow our capabilities, we maintain a deep focus on science at the core of our efforts to discover, develop and deliver medicines. We plan to further grow our discovery and early clinical development capabilities and intend to expand global late-stage clinical development capabilities, internal manufacturing capabilities and commercial infrastructure in a staged manner that is aligned with the development timelines of our portfolio.

We intend to commercialize our product candidates globally, if approved, with a tailored strategic approach for each therapeutic area. We believe that our investigational therapy for Hunter syndrome (DNL310) has the potential to be our first approved medicine and that we can leverage certain efficiencies of scale to support the commercialization of additional lysosomal storage disease ("LSD") therapeutics. More than 30,000 patients suffer from LSDs world-wide, with approximately two-thirds having CNS manifestations that are not addressed by currently available enzyme replacement therapies. We are actively working toward building clinical manufacturing capabilities and continuing to expand our commercial capabilities in LSDs and intend to serve patients directly in several countries. Subsequently, we intend to expand into rare CNS diseases, such as amyotrophic lateral sclerosis ("ALS") and Frontotemporal Dementia ("FTD"), which afflict more than 200,000 patients world-wide. We may commercialize these product candidates, if approved, independently or seek partners to ensure optimal access for patients. For the common neurodegenerative diseases, such as Alzheimer's disease and Parkinson's disease, which afflict more than 50 million patients world-wide, we plan to initially leverage strategic collaborations that contribute existing global commercial infrastructure.

Our Approach to Defeating Neurodegeneration
Disease Overview

Neurodegenerative diseases are a collection of conditions defined by progressive nervous system dysfunction, degeneration and/or death of neurons causing cognitive decline, functional impairment and eventually death. Neurodegeneration represents one of the most significant unmet medical needs of our time, with the aging of the population and the lack of effective therapeutic options causing a rapid increase in the number of patients. The two most common neurodegenerative diseases are Alzheimer’s disease, representing an estimated 60% to 70% of all dementias according to the World Health Organization, and Parkinson’s disease. In the United States, 5.8 million people suffer from Alzheimer’s disease, as many as one million people suffer from Parkinson’s disease, and more than 16,000 people suffer from ALS, according to estimates from the Alzheimer’s Association, the Parkinson’s Disease Foundation, and the ALS Association, respectively.

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

Our target indications include diseases with large patient populations, such as Alzheimer’s disease and Parkinson’s disease, as well as orphan indications, such as Hunter syndrome, FTD and ALS.

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

Lysosomal Function: Dysfunction of the lysosomal system is associated with several neurodegenerative diseases, including Parkinson’s disease and neurodegeneration in the context of LSDs. Degenogenes linked to lysosomal function include leucine-rich repeat kinase 2 ("LRRK2"), progranulin ("PGRN"), alpha-synuclein ("aSyn"), and lysosomal enzymes, including iduronate 2-sulfatase ("IDS"), Sulfamidase ("SGSH"), and glucocerebrosidase ("GBA").

Glial Biology: Degenogenes implicate immune dysfunction in the brains of patients with Alzheimer’s disease and other neurodegenerative diseases. These degenogenes include triggering receptor expressed on myeloid cells 2 ("TREM2") and numerous other genes that are highly expressed in inflamed microglia, the resident immune cells of the brain. We believe the impact of immune modulation in neurodegeneration is a promising approach to treating disease. Specifically, receptor interacting serine/threonine protein kinase 1 ("RIPK1"), a kinase downstream of the TNF receptor pathway, is overactive in inflamed microglia and several other cells in the brain.

Cellular Homeostasis: The brain is particularly susceptible to defects in lipid, protein or RNA homeostasis. Mutations in several ALS and FTD degenogenes alter RNA homeostasis and increase cellular stress. Eukaryotic initiation factor 2 B ("EIF2B") is an essential regulator of cellular stress, and modulators of EIF2B activity have been shown to be beneficial in numerous in vitro and in vivo models of neurodegenerative disease. Other degenogenes linked to cellular homeostasis include amyloid precursor protein ("APP"), Tau and Apolipoprotein E.

BBB Platform Technology

Our TV technology enables several classes of biotherapeutics to more effectively cross the BBB, including enzymes, antibodies, proteins and oligonucleotides. This technology is designed to engage specific BBB transport receptors, which are ubiquitously expressed in brain capillaries and facilitate transport of proteins into the brain (Figure 1).

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

The platform has demonstrated proof of concept safety and pharmacokinetic/pharmacodynamic data in mouse and nonhuman primate models, including a robust and sustained pharmacodynamic effect in the brain after intravenous ("IV") dosing of a TV-enabled antibody, while a standard antibody had minimal pharmacodynamic effect, and robust and sustained efficacy in the brain in a mouse model of Hunter syndrome after IV dosing of a TV-enabled IDS enzyme, while a standard recombinant IDS enzyme had only minimal effect. The improvement in brain exposure may enable TV-enabled product candidates to achieve therapeutically relevant concentrations in the brain after systemic administration, making them potentially superior to traditional antibody and enzyme therapeutics in targeting neurodegenerative diseases. Our TV technology is differentiated from other BBB technologies through its engineering approach, which may provide superior stability, safety, and higher exposure of drug candidates in the brain (Figure 2).
Our pipeline currently includes 15 programs that are based on our TV technology, including the most advanced program ETV:IDS (DNL310). In November 2020, we announced first human clinical biomarker proof of concept for our TV technology from an ongoing Phase 1/2 trial of DNL310 in patients with Hunter syndrome.
Delivering high concentrations of protein therapeutics to the brain has potential benefits for a large range of therapeutic applications. We believe that we can expand our portfolio leveraging the modularity of the TV technology. In addition to our current focus on neurodegenerative and LSDs, we are exploring programs in oncology (ATV:HER2) and infectious diseases as well as other neurological and neuromuscular indications (Figure 3). We may develop these additional programs ourselves in the future or seek partnerships.

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

Greater modularity

Longer half-life

Better safety

Figure 2: Transport Vehicle technology is highly differentiated

Figure 3: TV technology provides opportunities for platform expansion

Biomarkers

As part of our strategy, we identify and validate biomarkers which are relevant for both animal models and human trials, are critical for selecting patients, predicting and measuring target engagement, supporting dose selection and enabling decisions on progression of product candidates to the next phase of development. When practicable, we are developing patient selection biomarkers for our programs to enable identification of patients with the relevant disease biology and stage of disease likely to benefit from targeted therapy in order to increase the likelihood of success of clinical trials. Ultimately, by reducing the number of patients that are likely to experience a low treatment response, we expect to positively impact market acceptance of these targeted therapies driven by high and meaningful response rates within the targeted population as defined by the patient selection biomarkers. In certain indications, regulatory approval may limit the market of a product candidate to target patient populations when patient selection biomarkers are used. In these indications, regulatory authorities may require us to run additional clinical trials prior to expanding the label for approval that includes a broader patient population.

Our Programs
The following table summarizes key information about our programs and pipeline:

PROGRAM TARGET	DRUG CANDIDATE	DISEASE INDICATION	DRUG DEVELOPMENT					PARTNER
			Drug Discovery	IND-Enabling	Early Clinical	Late Clinical	Approved	
LYSOSOMAL FUNCTION PATHWAY								
LRRK2	DNL151	Parkinson's						Biogen
Iduronate 2-sulfatase	DNL310	MPS II (Hunter Syndrome)						
PGRN	DNL593	Frontotemporal Dementia						Takeda
Alpha-Synuclein	ATV:aSyn	Parkinson's, DLB, MSA						
Sulfamidase	ETV:SGSH	MPS IIIA (Sanfilippo Syndrome)						
GBA	ETV:GBA	Parkinson's, Gaucher disease						
ARSA	ETV:ARSA	MLD						
NAGLU	ETV:NAGLU	MPS IIIB						
IDUA	ETV:IDUA	MPS I						
GAA	ETV:GAA	Pompe						
Undisclosed	AAV:LF2	Parkinson's						
Undisclosed	OTV:LF3	Parkinson's						
GLIAL BIOLOGY PATHWAY								
RIPK1 (CNS)	DNL788	Alzheimer's, ALS, MS						SANOFI
TREM2	DNL919	Alzheimer's						Takeda
Undisclosed	GB1	ALS						
CELLULAR HOMEOSTASIS								
EIF2B	DNL343	ALS, FTD						
Tau	ATV:Tau	Alzheimer's						Takeda
Abeta	ATV:Abeta	Alzheimer's						Biogen
Undisclosed	CH1	ALS, Parkinson's						
Undisclosed	OTV:CH2	Alzheimer's						
OTHER								
RIPK1 (Peripheral)	DNL758	Cutaneous Lupus Erythematosus (CLE)						SANOFI
LRRK2 (Peripheral)	DNL975	Crohn's Disease						Biogen
HER2	ATV:HER2	Oncology						

Small Molecules **Biotherapeutics**

Figure 4: Denali’s current pipeline

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development. We discuss our most advanced programs in further detail below.
LRRK2 Inhibitor Program

Parkinson's disease is one of the most common brain diseases, affecting approximately 6 million people world-wide. It is commonly thought of as a movement disorder because patients can experience tremors, slowness of movement, stiffness and difficulty with walking and balance. In addition, Parkinson's patients can have other non-motor type problems such as constipation, depression and memory loss. The disease results from the loss of dopamine-producing cells in the brain and is likely caused by a combination of genetic and environmental risk factors.

LRRK2 is the most common genetic risk factor for Parkinson's disease, and is involved in maintaining a healthy cellular environment by regulating lysosomal function through modification of Rab proteins. Increased levels of LRRK2 lead to lysosomal dysfunction, which contributes to neurodegeneration and the formation of Lewy bodies, a central pathology of Parkinson's disease. Inhibition of LRRK2 activity may slow the progression of Parkinson’s disease in patients with and without known genetic risks based on restoration of lysosomal function.

We have advanced two chemically distinct CNS-penetrant small molecules that inhibit LRRK2 into clinical development, DNL201 and DNL151. Based on the totality of preclinical and clinical data to date, both DNL201 and DNL151 have met our requirements to proceed into further late-stage clinical studies. In August 2020, we, in collaboration with Biogen, announced the selection of DNL151 to advance into two late-stage studies in Parkinson’s disease: one in Parkinson's patients who carry LRRK2 mutations and the other in Parkinson's patients independent of mutation status.

DNL151 was selected for its pharmacokinetic properties that provide additional dosing regimen flexibility. DNL201 remains a backup molecule for this program. As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Biogen on the LRRK2 program and intend to initiate late-stage development in the second half of 2021.
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

To provide greater insight into the effects of LRRK2 inhibitors on lysosomal biology in humans, in addition to pRab10 phosphorylation, we have measured di-22:6-bis (monoacylglycerol) phosphate ("BMP di22:6") in the urine of subjects treated with LRRK2 inhibitors. BMP di22:6 is a lysosomal lipid biomarker that indicates changes in lysosome function associated with LRRK2 inhibition and is elevated in individuals that carry LRRK2 disease-associated mutations.
Preliminary Results of DNL151 (BIIB122) Phase 1 Clinical Trial

DNL151 (BIIB122) has completed dosing of 162 healthy volunteers in an ongoing Phase 1 trial in healthy volunteer subjects and met safety, target engagement and biomarker goals. In January 2020, we announced that preliminary results from the ongoing Phase 1 trial for DNL151 (BIIB122) in healthy volunteers demonstrated an encouraging safety and pharmacokinetic/pharmacodynamic profile (Figure 5A). DNL151 (BIIB122) was generally well tolerated at all doses tested, and the majority of subjects experienced either no or mild AEs. Target and pathway engagement of greater than 50 percent and a dose-dependent reduction of BMP in urine of up to 50 percent were observed at clinically relevant doses. We are currently completing further dose escalation cohorts in the Phase 1 trial to define the full therapeutic window of DNL151 (BIIB122).

Figure 5A: Left: DNL151 (BIIB122) demonstrated: pS935 LRRK2 inhibition, a biomarker of LRRK2 kinase activity and target engagement. Middle: pRab10 inhibition, a biomarker of LRRK2 kinase pathway engagement linked to lysosomal regulation. Right: reduction in urinary BMP.

DNL151 (BIIB122) Phase 1b trial in Parkinson’s disease patients

The DNL151 (BIIB122) Phase 1b trial (NCT04056689) in Parkinson's disease patients was a 28-day, multicenter, randomized, placebo controlled, double-blind clinical trial in patients with mild-to-moderate Parkinson’s disease conducted in the United States and Europe. Its purpose was to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, including target and pathway engagement biomarkers as well as certain exploratory clinical endpoints, after multiple oral doses of DNL151 (BIIB122). A total of 36 Parkinson's patients were enrolled. In January 2021, we announced completion of the Phase 1b trial and that target engagement and pathway engagement goals (the same as for DNL201) were met. We plan to present data from the Phase 1b trial at upcoming medical congresses.
DNL151 (BIIB122) Future Development Plan

We and Biogen expect to initiate late-stage clinical development of DNL151 (BIIB122) in Parkinson's patients by year-end 2021. Two clinical trials are planned: one in Parkinson's patients who carry LRRK2 mutations and the other in Parkinson's patients independent of mutation status.
Results of DNL201 Phase 1 Clinical Trial

The DNL201 Phase 1 clinical trial in healthy volunteers was completed in July 2018. This was a randomized, double-blind, placebo-controlled, single-center clinical trial in 105 healthy young and 17 healthy elderly subjects to investigate the safety and tolerability of single and multiple oral doses of DNL201 and characterize the pharmacokinetics and pharmacodynamics of DNL201 in plasma and CSF. In this trial, DNL201 met all objectives including cerebrospinal fluid ("CSF") exposure levels and LRRK2 inhibition, as well as evidence of pathway engagement, at doses that were well tolerated. The data from this clinical trial supported our decision to initiate the Phase 1b clinical trial in Parkinson’s disease patients.

Results of DNL201 Phase 1b Clinical Trial

The DNL201 Phase 1b clinical trial in Parkinson’s disease patients was completed in December 2019, and safety and biomarker data from this trial, including biomarkers of lysosomal function, support advancement to the next stage of clinical development (Figure 5B below).

This trial (NCT03710707) was a 28-day, randomized, placebo-controlled Phase 1b clinical trial in patients with mild to moderate Parkinson’s disease, with and without genetic LRRK2 mutations. Its purpose was to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, and target and pathway engagement biomarkers in multiple oral doses of DNL201. Exploratory endpoints included certain clinical endpoints. The 28 patients dosed in the trial were randomized to receive either a low dose of DNL201, a high dose of DNL201, or placebo.

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

Target and Pathway Engagement

The Phase 1b results with DNL201 in patients with Parkinson’s disease met all biomarker goals by demonstrating greater than 50 percent inhibition of pS935 LRRK2 and pRAB10 in blood for both doses tested and improvement of the lysosomal biomarker BMP by 20 percent and 60 percent in urine at the low and high dose, respectively.

Figure 5B: Left: DNL201 demonstrated: pS935 LRRK2 inhibition, a biomarker of LRRK2 kinase activity and target engagement. Middle: pRab10 inhibition, a biomarker of LRRK2 kinase pathway engagement linked to lysosomal regulation. Right: reduction in urinary BMP, an established biomarker of lysosomal dysfunction in biofluids that is elevated in LRRK2 mutation carriers.

Other LRRK2 Compounds

Genetic and functional studies have linked LRRK2 and other proteins that modulate lysosomal function to Crohn's disease. Excessive LRRK2 activity leads to a reduction in lysosomal function, which contributes to the inflammation and intestinal dyshomeostasis that are characteristic of this disorder. We have discovered potent and selective small molecule inhibitors of LRRK2 and have selected a lead clinical candidate (“DNL975”) for treatment of Crohn's disease. As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Biogen on the Peripheral LRRK2 program.

ETV:IDS Enzyme Replacement Therapy Program for Hunter Syndrome

Hunter syndrome is an X-linked, monogenic LSD, which affects approximately 2,000 boys world-wide. Hunter syndrome is caused by a mutation in the gene that encodes for the enzyme iduronate-2-sulfatase (IDS). IDS is an enzyme responsible for breaking down glycosaminoglycans ("GAGs") in the lysosome thereby maintaining lysosomal homeostasis. In Hunter syndrome, the reduction or loss of IDS enzyme activity leads to accumulation of GAGs, which causes lysosomal dysfunction and neurodegeneration as well as progressive damage to multiple organs including bone, cartilage, heart, lung and brain. Approximately two-thirds of Hunter syndrome patients suffer from central manifestations of the disease, which is characterized by intellectual disability and a progressive cognitive decline that emerges between three and five years of age. Hunter syndrome is currently treated with IV infusions of recombinant IDS protein. These treatments do not efficiently distribute to the brain and, therefore, cannot address the neurological symptoms of the disease. There is a demonstrated need for enzyme replacement therapies ("ERTs") that effectively cross the BBB so as to treat both central and peripheral manifestations of Hunter syndrome and other LSDs.

DNL310 ("ETV:IDS") is an intravenously, centrally administered ERT biotherapeutic enabled by our enzyme transport vehicle ("ETV"), designed to address both central and peripheral manifestations of the disease by delivering IDS and reducing GAGs, both peripherally and in the brain, in patients with Hunter syndrome. DNL310 is currently being evaluated in a Phase 1/2 trial in patients with Hunter syndrome.

Biomarker-Driven Development

We have developed and validated assays to quantify GAGs in CSF and urine of patients receiving DNL310. These assays are designed to measure changes in primary substrate accumulation that is a result of enzyme deficiency in these patients. In patients with Hunter syndrome receiving standard ERT, a reduction in urine GAG levels is associated with improvements in peripheral manifestations of the disease whereas there is no effect on CSF GAG levels or neurocognitive manifestations. Based on our preclinical models with ETV:IDS, we anticipate that reductions in both urine and CSF GAG levels may result in improvements in both peripheral and neurocognitive manifestations of the disease. In addition, we have identified downstream pathway and disease biomarkers that are dysregulated in animal models of Hunter syndrome, and we are exploring these biomarkers in clinical studies.

Phase 1/2 Trial in Patients with Hunter Syndrome

The investigational new drug application ("IND") for DNL310 was accepted in January 2020. We initiated a Phase 1/2 trial for DNL310 in Hunter syndrome patients in August 2020 as a multicenter, multiregional, open-label trial to assess the safety, pharmacokinetics, and pharmacodynamics of increasing dose levels of DNL310 administered once weekly by intravenous infusion. The initial trial design included two staggered cohorts: the first (Cohort A) enrolled a total of five neuronopathic patients aged five to ten years; the second (Cohort B) is enrolling either neuronopathic or non-neuronopathic patients aged two to eighteen years. A third cohort (Cohort C) is planned to enroll neuronopathic patients aged two to under four years.

In November 2020, we announced achieving first-in-human biomarker proof of concept for our TV technology based on safety and biomarker results after patients in Cohort A had received four weekly IV doses of DNL310. In February 2021, we presented an interim analysis of additional safety and biomarker data from the five patients enrolled in Cohort A, who all received three months of weekly IV doses of DNL310 after switching from idursulfase ERT on Day 1 of the trial. Key results included:

•Normal levels of heparan sulfate, a GAG, in CSF that were seen after four weeks of dosing in four of the five patients were sustained after three months of dosing (mean 85% reduction; p<0.001); heparan sulfate levels were further significantly reduced and approached normal levels in the fifth patient (from 25% to 73% reduction from one to three months, respectively). (Figure 6)

•Reductions in downstream exploratory CSF biomarkers, GM3 and BMP (lysosomal lipids), of 39% and 15%, respectively, were observed after eight weeks of dosing with DNL310, consistent with improvement in lysosomal function.

•Reductions in urine heparan sulfate (Figure 6) and dermatan sulfate following a switch from idursulfase, of 76% and 82%, respectively, were observed after eight weeks of dosing of DNL310, supporting potential for improved peripheral effects relative to standard of care.

•DNL310 was generally well tolerated with no dose reductions and all five patients continue in the trial. The most frequently observed adverse events were mild or moderate infusion-related reactions in three of the five patients, which is consistent with other ERTs.

•Based on three-month clinical data, doses of DNL310 from 3 mg/kg to 30 mg/kg are generally well tolerated and provide flexibility for dose selection in clinical trials.

We believe the Phase 1/2 data to date continue to support the overall safety profile and biomarker effects of DNL310 as an investigational treatment in Hunter syndrome. Importantly, at dose levels resulting in robust and durable biomarker response, DN310 appears generally well tolerated with a safety profile consistent with standard of care ERT. In addition, early biomarker effects initially seen after four weeks of treatment with DNL310 were sustained after three months of dosing, and the reductions observed in CSF lipid biomarkers indicate, for the first time, an improvement in lysosomal function. The urine GAG results also support the potential for systemic administration of TV-enabled therapeutics to address peripheral disease. Overall, the magnitude and durability of biomarker response and tolerability seen with DNL310 in this Phase 1/2 trial provide strong support for the potential application of our TV technology to deliver enzymes and other therapeutic modalities to the brain.

Figure 6: Heparan sulfate levels as measured in the CSF (left) and urine (right) from patients with Hunter syndrome enrolled into Cohort A of the ongoing Phase 1/2 trial of DNL310. Normal range of CSF heparan sulfate (black circle on left).

Preclinical Studies in a Mouse Model of Hunter Syndrome

In a mouse model of Hunter syndrome, we have shown that ETV:IDS treatment reduced CSF GAGs and that these reductions were correlated with GAG reductions in the brain (Figure 7). Furthermore, reduction in CSF GAG levels was associated with subsequent improvements in lysosomal function, neurodegeneration biomarkers, neurobehavioral outcomes and correction of skeletal disease manifestations in the mouse model.
Figure 7: ETV:IDS reduced peripheral and CNS GAGs in an MPS II mouse model.
Future Development Plan

In January 2021, based on strong proof-of-concept data, we announced the expansion of our DNL310 development program with the addition of a third cohort (Cohort C, approximately 12 patients) to the ongoing Phase 1/2 trial. Cohort C will enable further exploration of clinical endpoints related to neuronopathic manifestations in patients at early disease stages. We plan to initiate a pivotal Phase 2/3 trial with DNL310 in the first half of 2022.
EIF2B Program

ALS and FTD are rare neurodegenerative diseases collectively affecting over 200,000 people world-wide. ALS, often called Lou Gehrig's disease, refers to a group of progressive neurodegenerative diseases that affect nerve cells in the brain and spinal cord, leading to loss of voluntary muscle control and movement. FTD refers to a rare group of brain disorders that are characterized by atrophy of the frontal and temporal lobes of the brain and are associated with changes to personality and behavior as well as difficulties with language.

Mutations in genes associated with ALS and FTD alter RNA homeostasis, which contributes to the aggregation of TDP-43 or other RNA binding proteins. TDP-43 inclusions are found in over 95% of ALS patients and approximately 50% of FTD patients. Activators of EIF2B have demonstrated benefits in resolving TDP-43 aggregation, restoring protein translation and attenuating neurodegeneration via inhibition of the cellular integrated stress response in numerous in vitro and in vivo models. Our most advanced EIF2B activator, DNL343, is a brain-penetrant small molecule designed to rescue EIF2B function and restore normal RNA metabolism.

Biomarker-Driven Development

We have developed assays to measure ATF4 protein and other ISR-dependent changes in gene expression as proximal pathway markers of EIF2B activity in humans. ATF4 is a transcription factor that modulates ISR gene expression and is upregulated when cellular stress modifies EIF2B activity. These biomarkers have been characterized in in vitro assays and in human peripheral blood mononuclear cells ("PBMCs").

Clinical Development Plan

We initiated a Phase 1 clinical trial of DNL343 in healthy volunteers in February 2020. The Phase 1 trial is a randomized, double-blind, placebo-controlled, single-center clinical trial in 88 healthy subjects to investigate the safety and tolerability of single and multiple ascending oral doses of DNL343 and characterize the PK and PD of DNL343 in plasma and CSF. Initial safety and biomarker results from this trial are expected in the first half of 2021. We plan to initiate a Phase 1b trial in ALS patients in the second half of 2021.

Figure 8A: DNL343 treatment dissolved existing TDP-43 aggregates in a cell based model and was associated with decreased stress response gene expression.

Figure 8B: Left: DNL343 treatment resulted in a dose dependent reduction in the expression of the ISR-dependent gene Chac1 and other ISR-dependent genes in the brain of a mouse neurodegeneration model. Right: A similar reduction in CHAC1 expression is observed in ex vivo DNL343 studies using PBMCs from healthy volunteers; overlay of single ascending dose (SAD) pharmacokinetics data from healthy volunteers in Phase 1 treated with DNL343 demonstrated clinical exposures achieved in SAD cohorts. A dose-dependent reduction in gene expression of CHAC1 and ATF4 protein levels consistent with ex vivo studies was observed (data not shown).
RIPK1 Inhibitor Program

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

In June 2020, we announced the joint decision with Sanofi to pause clinical studies with DNL747, previously the program's lead brain-penetrant RIPK1 inhibitor molecule, and focus our efforts on accelerating development of DNL788 (SAR443820), which we believe has superior drug properties and a more rapid path toward proof-of-concept clinical studies.
Biomarker-Driven Development

Target engagement has been characterized using a marker of RIPK1 activity, autophosphorylation of RIPK1 at Serine166 ("pS166"). This biomarker has been characterized in in vitro assays in human and monkey PBMCs and has been demonstrated to be robustly reduced by RIPK1 inhibitors.

DNL747 Phase 1b Results and Decision to Advance DNL788 (SAR443820)

In June 2020, we announced data from 31 patients in two 29-day Phase 1b trials in Alzheimer’s disease and ALS, and additional data from 6 ALS patients in an open label extension trial, showing that DNL747 was safe and well tolerated at the dose tested with no significant treatment related adverse events. Target engagement of approximately 80% median inhibition of pRIPK1 in blood at trough drug concentration was achieved.

In parallel to the clinical trials, chronic toxicity studies with DNL747 in cynomolgus monkeys showed dose- and duration-dependent adverse nonclinical findings at exposures higher than those tested in the clinic. These findings, which are considered off-target and molecule-specific, impact the ability to increase the dose of DNL747 and achieve higher levels of target inhibition without time consuming additional clinical safety studies in patients to evaluate the long-term safety and tolerability.

Due to the emerging evidence that higher levels of target inhibition may be required for maximizing efficacy, and challenges to achieving higher doses imposed by molecule-specific toxicity findings with DNL747, we made the decision with Sanofi to pause additional studies with DNL747. We are encouraged by the emerging pathway biomarker data in Alzheimer’s disease and ALS patients, and our experience and learnings with DNL747 should allow us to progress quickly with clinical studies for DNL788 (SAR443820). DNL788 (SAR443820) appears to have a superior preclinical therapeutic window compared to DNL747, facilitating development in multiple indications, including Alzheimer’s disease, ALS and MS.
Future Development Plan

Sanofi submitted an IND application for DNL788 (SAR443820) in October 2020. First-in-human dosing in a Phase 1 healthy volunteer trial commenced in December 2020; data are expected to be available in the second half of 2021.
Other RIPK1 Compounds

As part of our parallel development strategy, we have also developed a number of other structurally diverse CNS-penetrant and peripherally-restricted RIPK1 inhibitor molecules, which are included as part of the collaboration agreement with Sanofi. In July 2020, we announced that Sanofi commenced a Phase 1b trial of DNL758 (SAR443122), a Peripheral Product (as defined below), in hospitalized adult patients with severe COVID-19 lung disease. The Phase 1b trial was completed and DNL758 (SAR443122) was found to be generally well tolerated and resulted in changes in disease relevant biomarkers and clinical outcome trends consistent with the proof of mechanism. Based on the rapidly evolving landscape of treatment and prevention options for COVID-19, Sanofi has made a sponsor decision to hold further development in COVID-19 at this time. Sanofi continues to develop DNL758 (SAR443122) as a potential treatment for cutaneous lupus erythematosus ("CLE"). CLE is a type of interface dermatitis characterized by immune cell infiltration. Biopsy-derived T-cells from CLE patients are dominated by IFN-γ and TNF-α positive cells. Furthermore, primary pro-inflammatory cytokines involved in the pathophysiology of CLE are strongly linked to RIPK1 activation and downstream signaling. Therefore, inhibition of RIPK1 activity downstream of TNF and IFN receptor signaling is considered an important target to modulate the pathophysiology of CLE. Sanofi plans to initiate a Phase 2 clinical trial of DNL758 (SAR443122) in CLE patients in the first half of 2021. Sanofi leads all clinical development activities with DNL758 (SAR443122) for systemic inflammatory diseases.
PTV:PGRN Program for FTD

PGRN is a soluble lysosomal protein that has critical functions in lysosomes and an innate immunity in the brain. The GRN gene encodes for the PGRN protein. Loss of function genetic mutations in the GRN gene causes FTD by decreasing PGRN levels in the brain.

DNL593 (“PTV:PGRN”) is an intravenously, centrally administered recombinant PGRN biotherapeutic enabled by our protein transport vehicle ("PTV"). DNL593 is designed to restore normal levels of PGRN in multiple cell types in the brain without interfering with normal PGRN processing. DNL593 restored lysosomal function and reduced microglial activation in the brain of granulin knock-out mice. BMP has been identified as a translatable biomarker for FTD in humans that reflects lysosomal function. DNL593 has demonstrated the ability to rescue BMP levels both peripherally and in the brain and rescue brain BMP levels in granulin knock-out mice (Figure 9).

Figure 9: PTV:PGRN but not Fc:PGRN rescues brain BMP levels (left) and both rescue Liver BMP levels (right) in granulin knock-out mice.

In December 2020, we initiated IND-enabling studies for DNL593 and we plan to file an IND application or a clinical trial application ("CTA") in late 2021. As described in more detail in “Business - Licenses and Collaborations” below, Takeda has the right to opt in to our PTV:PGRN program. The initiation of IND-enabling studies triggered a milestone payment of $8.0 million from Takeda which we received in January 2021.
ATV:TREM2 Program for Alzheimer's disease

Dementias affect approximately 50 million people world-wide. Alzheimer's disease is the most common cause of dementia accounting for 60-70% of cases. TREM2 is a protein expressed in microglia, the resident immune cells of the brain. Mutations in the TREM2 gene are strongly associated with an increased risk for Alzheimer's disease. DNL919 (“ATV:TREM2”) is a TV-enabled antibody designed to modulate TREM2 signaling and thereby normalize microglial function. We have demonstrated significantly higher brain uptake of ATV:TREM2 compared to standard TREM2 antibodies as well as modulation of microglial gene expression in mouse models (Figure 10).

Figure 10: Single dose 10 mg/kg ATV:TREM2 induces robust pharmacodynamic response in brain. Left: Similar brain concentrations achieved with 10 mg/kg ATV:TREM2 and 100 mg/kg standard TREM2 antibody. Right: ATV:TREM2 has greater impact on microglia than standard TREM2 antibody using similar doses and exposure in mice.

In January 2021, we initiated IND-enabling studies for DNL919, and we plan to file an IND application or a CTA in late 2021 or early 2022. As described in more detail in “Business - Licenses and Collaborations” below, Takeda has the right to opt into our ATV:TREM2 program. The initiation of IND-enabling studies triggered a milestone payment of $8.0 million from Takeda which we expect to receive in early 2021.

Our portfolio includes additional preclinical programs, including programs targeting alpha-Synuclein ("ATV:aSyn"), Tau ("ATV:Tau"), Abeta (“ATV:Abeta”), SGSH ("ETV:SGSH"), GBA (“ETV:GBA”), GAA (“ETV:GAA”), IDUA (“ETV:IDUA”), NAGLU (“ETV:NAGLU”), and ARSA (“ETV:ARSA”) and oligonucleotide delivery (“OTV”) which are enabled by our TV platform technology. In addition to ATV:TREM2 and PTV:PGRN, our ATV:Tau program is subject to our collaboration agreement with Takeda and our ATV:Abeta program is subject to our collaboration agreement with Biogen, as described in more detail in “Business - Licenses and Collaborations” below.
Licenses and Collaborations
Takeda Option and Collaboration Agreement
Overview

In January 2018, we entered into the Collaboration Agreement with Takeda ("Takeda Collaboration Agreement"), pursuant to which we granted Takeda an option with respect to our ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement provided that Takeda pay a $40.0 million upfront payment related to the collaboration, as well as $110.0 million under a share purchase agreement, both of which were received in February 2018. The Takeda Collaboration Agreement became effective in February 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied. In February 2019, we amended the agreement to replace the ATV:BACE1/Tau program with the ATV:Tau program.

Research Phase and Takeda’s Option

Under the Takeda Collaboration Agreement and unless we otherwise agreed jointly with Takeda, we will be responsible, at our cost, for conducting activities relating to pre-IND development of biologic products directed to the three identified targets and enabled by our BBB delivery technology targeting transferrin receptor during the applicable option period. The option period continues for each target until the first biologic product candidate directed to the relevant target is IND-ready or about five years after selection of the target, whichever is earlier.

Takeda is obligated to pay us up to an aggregate of $25.0 million with respect to each of the three programs under the Takeda Collaboration Agreement directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, of which $5.0 million was received when the Takeda Collaboration Agreement became effective. Additional payments totaling $26.0 million have become due based on the achievement of certain preclinical milestone events, of which $10.0 million was received by December 31, 2020, and an additional $8.0 million was received in January 2021.
Collaboration Activities Following Takeda’s Option Exercise

If Takeda exercises its option with respect to a particular target and collaboration program (i.e., the biologic products directed to the target for which Takeda has exercised its option), then Takeda will have the right to develop and commercialize, jointly with us, a specified number of biologic products enabled by our BBB technology that were developed during the option period and which are directed to the relevant target, and we will grant to Takeda a co-exclusive license under the intellectual property we control related to those biologic products.

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

Once Takeda has exercised its option for a particular target, we and Takeda will share equally the development and commercialization costs, and, if applicable, the profits, for each collaboration program. However, for each collaboration program, we may elect not to continue sharing development and commercialization costs, or Takeda may elect to terminate our cost-profit sharing rights and obligations if, following notice from Takeda and a cure period, we fail to satisfy our cost sharing obligations with respect to the relevant collaboration program. After such an election by us or termination by Takeda becomes effective, we will no longer be obligated to share in the development and commercialization costs for the relevant collaboration program, and we will not share in any profits from that collaboration program. Instead we will be entitled to receive tiered royalties. The royalty rates will be in the low- to mid-teen percentages on net sales, or low- to high-teen percentages on net sales if we have met a certain co-funding threshold at the time of our election to opt out of co-development or Takeda’s termination of our cost-profit sharing rights and obligations, and, in each case, these royalty rates will be subject to certain reductions specified in the Takeda Collaboration Agreement. Takeda will pay these royalties to us for each biologic product included in the relevant collaboration program, on a country-by-country basis, until the latest of (i) the expiration of certain patents covering the relevant biologic product, (ii) the expiration of all regulatory exclusivity for that biologic product, and (iii) an agreed period of time after the first commercial sale of that biologic product in the applicable country, unless biosimilar competition in excess of a significant level specified in the Takeda Collaboration Agreement occurs earlier, in which case Takeda’s royalty obligations in the applicable country would terminate.

For each collaboration program for which we are sharing costs and profits with Takeda, we will lead the conduct of clinical activities for each indication up to the first trial with a clinical outcomes-based efficacy endpoint, and Takeda will lead the conduct of all subsequent clinical activities for that indication. For each collaboration program for which we are sharing costs and profits with Takeda, we and Takeda will jointly commercialize biologic products included in the relevant collaboration program in the United States and China. Unless we have opted out of cost-sharing for two collaboration programs, we have the right to lead commercialization activities in the United States for one collaboration program and Takeda will lead commercialization activities in the United States for all collaboration programs for which we do not lead commercialization activities. Further, Takeda will lead commercialization activities in China and will solely conduct commercialization activities in all other countries.

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
Sanofi Collaboration and License Agreement
Overview

In October 2018, we entered into the Collaboration Agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule compounds that bind to and inhibit RIPK1 (“RIPK1 Inhibitors”) contributed by Sanofi and by us will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied.

We and Sanofi plan to jointly develop products containing RIPK1 Inhibitors for neurological indications, such as Alzheimer’s disease, ALS and MS, and Sanofi plans to develop and commercialize products containing RIPK1 Inhibitors for systemic inflammatory indications, such as cutaneous lupus, rheumatoid arthritis and psoriasis.

The Sanofi Collaboration Agreement includes our and Sanofi’s RIPK1 Inhibitors that measurably penetrate the BBB ("CNS Products"), and our and Sanofi’s RIPK1 Inhibitors that do not measurably penetrate the BBB ("Peripheral Products"). The two most advanced RIPK1 Inhibitors in the collaboration are DNL788 (SAR443820), a CNS Product that was discovered by us and is currently in a Phase 1 trial in healthy volunteers, and DNL758 (SAR443122), a Peripheral Product discovered by us, which has completed a Phase 1b trial in COVID-19 patients and in which Sanofi plans to initiate a Phase 2 clinical trial in patients with cutaneous lupus in the first half of 2021. In June 2020, together with Sanofi we decided to pause clinical studies with DNL747 and focus our efforts on accelerating development of DNL788 (SAR443820), which we believe has superior drug properties and a more rapid path toward proof-of-concept clinical studies in patients in multiple neurological indications.
License Grant

Under the Sanofi Collaboration Agreement, we granted Sanofi an exclusive, worldwide license under intellectual property that we control related to our RIPK1 Inhibitors, including certain intellectual property licensed to us by an academic institution.
Payments
When the Sanofi Collaboration Agreement became effective in November 2018, Sanofi paid us $125.0 million upfront, and in August 2019, Sanofi paid us $10.0 million for the milestone triggered by the commencement of a DNL758 (SAR443122) Phase 1 clinical trial in healthy volunteers. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and in Japan for three indications.

We will share profits and losses equally with Sanofi for CNS Products sold in the United States and China, and receive royalties on net sales for CNS Products sold outside of the United States and China and for Peripheral Products sold worldwide, each as further described below.

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

Program for Development and Commercialization of CNS Products

We and Sanofi will jointly develop CNS Products pursuant to a global development plan ("CNS Development Plan"). We will be responsible, at our cost, for conducting Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. Sanofi will be responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for ALS and multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and us funding 70% and 30% of such costs, respectively. The Sanofi Collaboration Agreement contains certain protections for us with respect to Phase 3 development costs not included in the initial budget for the CNS Development Plan agreed by the parties, including a deferral mechanism for costs incurred above the budgeted amounts for such trials and for costs incurred in respect of Phase 3 and other clinical trials not contemplated in the initial CNS Development Plan. In addition, we have the ability to opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement, as further described below.

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
Program for Development and Commercialization of Peripheral Products

Sanofi is responsible, at its cost, for conducting activities relating to the development and commercialization of all Peripheral Products.

Sanofi will lead commercialization activities globally for Peripheral Products. We will be entitled to receive tiered royalties in the low- to mid- teen percentages on net sales of Peripheral Products.
Manufacturing

Sanofi will be responsible for delivering all supplies for current and future clinical trials and commercial production for CNS Products and Peripheral Products. However, we retain manufacturing rights for certain independent clinical activities.

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
Exclusivity

During the term of the Sanofi Collaboration Agreement, neither we nor Sanofi may conduct IND-enabling, clinical or commercial activities involving any RIPK1 Inhibitor, anywhere in the world, unless the RIPK1 Inhibitor is included by us or Sanofi, as the case may be, under the collaboration and only to the extent such activity is permitted under the Sanofi Collaboration Agreement.
Termination

Each party may terminate the Sanofi Collaboration Agreement in its entirety, or with respect to a particular program (i.e., the CNS Products program or Peripheral Products program), as applicable, if the other party remains in material breach of the Sanofi Collaboration Agreement following a cure period to remedy the material breach. After giving a specified amount of prior notice to us, Sanofi may terminate the Sanofi Collaboration Agreement for convenience in its entirety, with respect to any particular program, or with respect to one or more specified regions of the world. Sanofi may also terminate the Sanofi Collaboration Agreement with respect to any program or a particular RIPK1 Inhibitor if a material safety event has occurred and cessation of all development and commercialization of all RIPK1 Inhibitors in the affected program or the affected RIPK1 Inhibitor is recommended. We and Sanofi may each terminate the Sanofi Collaboration Agreement in its entirety if the other party is declared insolvent or in similar financial distress or if, subject to a specified cure period, the other party challenges any patents licensed to it under the Sanofi Collaboration Agreement.

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

Biogen License and Collaboration Agreement and Right of First Negotiation, Option and License Agreement
Overview

In August 2020, we entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) pursuant to which we granted Biogen a license to co-develop and co-commercialize our small molecule LRRK2 inhibitor program (the “LRRK2 Program”), an option to our amyloid beta program utilizing our TV technology platform to cross the BBB as well as one other unnamed program also utilizing our TV technology platform (the “Option Programs”), and a right of first negotiation with respect to two additional unnamed programs for indications within Alzheimer’s disease, Parkinson’s disease, ALS and multiple sclerosis utilizing our TV technology platform (the “ROFN Programs”) should we decide to seek a collaboration with a third party for such programs. In October 2020, we entered into a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) with Biogen (collectively the "Biogen Collaboration Agreement"). The material terms of the LRRK2 Agreement and the ROFN and Option Agreement were consistent with, and superseded, the Provisional Biogen Collaboration Agreement.

LRRK2 Agreement

The LRRK2 Agreement includes our small molecule LRRK2 inhibitors (“LRRK2 Products”) that penetrate the BBB, including DNL201 and DNL151 (BIIB122), as well as those that do not penetrate the BBB. Based on the totality of preclinical and clinical data to date, both DNL201 and DNL151 (BIIB122) (two chemically distinct LRRK2 inhibitors) have met our requirements to proceed into further late-stage clinical testing, however, DNL151 (BIIB122) has been selected to proceed due to pharmacokinetic properties that provide additional dosing regimen flexibility.

Payments

Under the terms of the LRRK2 Agreement, Biogen paid us a $400.0 million upfront payment in October 2020. With respect to the LRRK2 Program, Biogen is required to make milestone payments up to approximately $1.125 billion upon achievement of certain development and sales milestone events. Such milestone payments include $375.0 million in development, $375.0 million upon first commercial sale, and $375.0 million in net sales-based milestones. We will share profits and losses equally with Biogen for LRRK2 Products in the United States and will share profits and losses in China with Biogen sharing 60% of such profits and losses and us sharing 40% of such profits and losses. We will be entitled to receive royalties in the high teens to low twenties percentages on net sales for LRRK2 Products outside of the United States and China.

License Grant to LRRK2 Program

Under the LRRK2 Agreement, we granted Biogen a co-exclusive, worldwide license under intellectual property that we control related to our LRRK2 inhibitors, including certain intellectual property licensed to us by a third party.

Development and Commercialization of LRRK2 Program

We and Biogen will jointly develop LRRK2 Products pursuant to a clinical development plan set forth in the LRRK2 Agreement. We and Biogen will share responsibility and costs for global development of LRRK2 Products, with Biogen funding 60% of such costs and us funding 40% of such costs. We have the ability to opt out of the development cost sharing arrangement, as further described below.

Biogen will lead commercialization activities globally for LRRK2 Products. We will co-commercialize the LRRK2 Products with Biogen in the United States and China, provided that the profit-sharing arrangement for the LRRK2 Products is still in effect, as further described below.
We may opt out of development cost sharing worldwide and upon such election, of all further profit sharing from the LRRK2 Program. We also have the right to opt out of the profit-sharing arrangement for the LRRK2 Program or for only those LRRK2 Products that do not penetrate the BBB (“Peripheral LRRK2 Products”), in each of the United States and China. After such an opt out, we will no longer be obligated to share in the development and commercialization costs for, and we will not share in the applicable revenues from, such LRRK2 Program (or from the Peripheral LRRK2 Products), in such country, as applicable. In such cases, we will be entitled to receive tiered royalties on net sales of the applicable LRRK2 Program in the relevant country (or countries). The royalty rates for the applicable LRRK2 Program will be a percentage in the high teens to low twenties, but may increase to the low twenties to mid-twenties, if we have met certain co-funding thresholds or there has been a first commercial sale at the time of our election.

LRRK2 Program Manufacturing

Biogen will be responsible for delivering all supplies for clinical trials and commercial production for LRRK2 Products, except that we will deliver such supplies until the point of transition which will be mutually agreed by us and Biogen, but in no event later than commencement of activities to support commercial launch, and in any event we retain manufacturing rights for certain independent clinical activities.

LRRK2 Program Royalty Term

For any LRRK2 Product for which Biogen is required to pay royalties, Biogen will pay us royalties on a country-by-country basis and product-by-product basis until the latest of (i) the expiration of certain patents covering the relevant product, (ii) the expiration of all regulatory exclusivity for that product in the applicable country, and (iii) an agreed period of time after the first commercial sale of that product in the applicable country. If, in a particular country, a LRRK2 Product for which Biogen is required to pay royalties is not covered by specified patent rights in that country or where generic competition exists, Biogen’s royalty obligations in the applicable country would be reduced.

Exclusivity of LRRK2 Program

During the term of the LRRK2 Agreement, neither we nor Biogen may conduct preclinical, clinical or commercial activities involving any small molecule that targets LRRK2 as its primary mechanism of action anywhere in the world, unless such molecule is included under the collaboration and only to the extent such activity is permitted under the LRRK2 Agreement or, with respect to Biogen, the molecule is an antisense oligonucleotide product that is the subject of a collaboration between Biogen and a particular third party.

Termination

Each party may terminate the LRRK2 Agreement in its entirety, if the other party remains in material breach of the LRRK2 Agreement following a cure period to remedy the material breach. After giving a specified amount of prior notice to us, Biogen may terminate the LRRK2 Agreement for convenience in its entirety, or with respect to one or more specified regions of the world, but Biogen may not do so for a certain period of time after the effective date of the LRRK2 Agreement. We may terminate the LRRK2 Agreement if Biogen fails to conduct meaningful activities to advance the development or commercialization of any LRRK2 Products for a specified period of time, unless Biogen cures such failure within a certain period of time or if Biogen challenges any patents licensed to it under the LRRK2 Agreement. We and Biogen may each terminate the LRRK2 Agreement in its entirety if the other party is declared insolvent or in similar financial distress.

Following any termination of the LRRK2 Agreement with respect to a particular region (or regions) of the world or termination of the LRRK2 Agreement in its entirety, our rights to each of our LRRK2 inhibitors that were licensed to Biogen will revert to us. Biogen will conduct certain development, manufacturing and commercialization activities on a transitional basis following termination of the LRRK2 Agreement, as outlined in the LRRK2 Agreement.
If the LRRK2 Agreement is terminated, Biogen will grant us an exclusive license to certain intellectual property controlled by Biogen with respect to such LRRK2 inhibitors.

ROFN and Option Agreement

Option Programs

In addition to the LRRK2 Program, Biogen also received an exclusive option to license two preclinical programs that utilize our TV technology platform, including our ATV:Abeta program and a second program for an unnamed target, excluding small molecules, AAVs and oligonucleotides (each, an "Option Program"). Biogen’s option may be triggered up to initiation of IND-enabling studies for each program and continues for each program until a specified period of time after delivery of an option data package or 30 business days after the 5th anniversary of the effective date of the Provisional Biogen Collaboration Agreement, whichever is earlier.

ROFN Programs

Further, Biogen will have the right of first negotiation on two additional TV-enabled therapeutics in the fields of Alzheimer’s disease, Parkinson’s disease, ALS or multiple sclerosis should we decide to seek a collaboration with a third party for such programs, but this does not include any of our small molecule, AAVs and oligonucleotide programs. The ROFN period continues until seven years after the effective date of the Provisional Biogen Collaboration Agreement or the date on which we have offered Biogen two ROFN Programs and for which Biogen has agreed to trigger a ROFN for such program, whichever is earlier. However, if we do not execute an agreement with a third party with respect to a particular ROFN Program offered to Biogen within a specified amount of time, then Biogen will have one additional right to exercise the ROFN again with respect to such ROFN Program.

Payments

Under the ROFN and Option Agreement, Biogen paid us a $160.0 million upfront payment in October 2020. With respect to the options granted by us to Biogen, Biogen is obligated to pay to us an aggregate of up to $270.0 million in option exercise and development milestone payments and an aggregate of up to $615.0 million in commercial milestone payments, following the achievement of certain prespecified milestone events and if Biogen exercises both of its options. Furthermore, Biogen is obligated to pay us royalties in the mid-single digit to mid-teens percentages, depending on the program for which Biogen exercises its option and upon the achievement of certain sales thresholds.

In addition, if Biogen exercises its ROFN with respect to an eligible Denali program, the parties are obligated to negotiate in good faith for a specified period of time regarding the financial and other terms of an agreement pursuant to which Biogen would obtain rights to such program.

License Grant to Option Programs

If Biogen exercises its option with respect to an Option Program, then we will grant Biogen an exclusive, worldwide license under certain intellectual property that we control that is specific to that Option Program, and a non-exclusive license under certain intellectual property that we control that pertains to our TV platform, in each case to develop, manufacture and commercialize products that are the subject of such Option Program.

Exclusivity of ROFN and Option Agreement

If the applicable option is exercised by Biogen, then until termination or expiration of the ROFN and Option Agreement, neither party may conduct preclinical, clinical or commercial activities involving certain therapeutic products directed to the same target, unless the therapeutic is included under the collaboration and only to the extent such activity is permitted under the ROFN and Option Agreement or the therapeutic is a product that includes AAVs, oligonucleotides or small molecules.

Termination

Each party may terminate the ROFN and Option Agreement in its entirety, if the other party remains in material breach of the ROFN and Option Agreement following a cure period to remedy the material breach. After giving a specified amount of prior notice to us, Biogen may terminate the ROFN and Option Agreement for convenience in its entirety or with respect to any Option Program for one or more specified regions or in its entirety. We may terminate the ROFN and Option Agreement if Biogen challenges any patents licensed to it under the ROFN and Option Agreement. We and Biogen may each terminate the ROFN and Option Agreement in its entirety if the other party is declared insolvent or in similar financial distress.

Following any termination of the ROFN and Option Agreement in its entirety or with respect to an Option Program (including with respect to a region), the licenses that we granted to Biogen with respect to each such terminated Option Program will be terminated. Biogen will conduct certain development, manufacturing and commercialization activities for certain of such products on a transitional basis following termination of the ROFN and Option Agreement, as outlined in the ROFN and Option Agreement.

If the ROFN and Option Agreement is terminated following exercise of the applicable option with respect to an Option Program, Biogen will grant us an exclusive license to certain intellectual property controlled by Biogen with respect to certain of such products that were the subject of such Option Program.

Common Stock Purchase Agreement

In August 2020, in connection with the Provisional Biogen Collaboration Agreement, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with BIMA, pursuant to which we agreed to issue and sell, and BIMA agreed to purchase, 13,310,243 shares of our common stock (the “Shares”) for an aggregate purchase price of $465.0 million pursuant to the terms and conditions thereof. The sale of the Shares closed, and payment was received, in September 2020.

Pursuant to the terms of a standstill and stock restriction agreement (the “Standstill Agreement”) entered into between Biogen and us at the closing of the sale of the Shares, Biogen has agreed to certain transfer and standstill restrictions, including a restriction on acquiring more than 10% of our capital stock, and to vote the Shares in the same manner and proportion as the votes cast by the other holders of our common stock on certain matters, in each case for a period of eighteen months following the closing of the sale of the Shares, or earlier upon a change of control of us. In addition, Biogen will be entitled to certain demand registration rights with respect to the Shares following termination of the transfer restrictions.

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
Under the terms of the original F-star Collaboration Agreement, we could nominate up to three Fcab targets (“Accepted Fcab Targets”) within the first three years of the date of the F-star Collaboration Agreement. Upon entering into the F-star Collaboration Agreement, we had selected transferrin receptor (“TfR”) as the first Accepted Fcab Target and paid F-star Gamma an upfront fee of $5.5 million, which included selection of the first Accepted Fcab Target. In May 2018, we exercised our right to nominate two additional Fcab Targets and identified a second Accepted Fcab Target. We made a one-time payment for the two additional Accepted Fcab Targets of, in the aggregate, $6.0 million and extended the time period for our selection of the third Accepted Fcab Target until approximately the fourth anniversary of the date of the original F-star Collaboration Agreement. We have not identified a third Fcab Target.

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
Our financial obligations under the agreement with Genentech included an upfront payment of $8.5 million and a technology transfer fee of $1.5 million. In addition, we may owe Genentech milestone payments upon the achievement of certain development, regulatory and commercial milestones, up to a maximum of $315.0 million in the aggregate. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In addition, we are obligated to pay royalties on net sales of licensed products ranging from low to high single-digit percentages, with the exact royalty rate dependent on various factors, including (i) whether the compound incorporated in the relevant licensed product is a Genentech-provided compound or a compound acquired or developed by us, (ii) the date a compound was first discovered, derived or optimized by us, (iii) the existence of patent rights covering the relevant licensed product in the relevant country, (iv) the existence of orphan drug exclusivity covering a licensed product that is a Genentech-provided compound and (v) the level of annual net sales of the relevant licensed product. We also have the right to credit a certain amount of third-party royalty and milestone payments against royalty and milestone payments owed to Genentech, but such credit cannot reduce our royalty obligation to Genentech by more than fifty percent. Our royalty payment obligations will expire on a country-by-country and licensed product-by-licensed product basis upon the later of (a) ten years after the first commercial sale of such licensed product in such country or (b) the expiration of the last valid claim of a licensed patent covering such licensed product in such country. If one of our licensed products incorporates a compound provided to us by Genentech, has orphan drug exclusivity, and is not covered by a valid claim of a licensed patent, we must pay royalties on net sales of such licensed products on a country-by-country and licensed product-by-licensed product basis until such orphan drug exclusivity in such country expires, but our obligation to pay these royalties may be eliminated or reduced if there is a clinically superior product marketed in such country. Under the terms of our LRRK2 Agreement with Biogen, Biogen is responsible for 50% of any payment obligation to Genentech under this agreement accruing after October 2020.
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

We do not currently own or operate facilities for product manufacturing, storage, distribution or testing. We are actively working towards building our preclinical and clinical manufacturing capabilities as part of our goal to become a fully integrated global organization.
We currently rely on third-party contract development and manufacturing organizations ("CDMOs"), to manufacture and supply our preclinical and clinical materials used during the development of our product candidates. We have established relationships with several CDMOs, including Lonza Sales AG ("Lonza"), WuXi Biologics Limited and Thermo Fisher Scientific. Effective September 2017, we entered into a development and manufacturing services agreement with Lonza, which we have subsequently amended to add scope of work. We refer to this agreement, as amended, as the DMSA or the Lonza agreement. Pursuant to the Lonza agreement, Lonza agreed to provide clinical development and manufacturing services with respect to certain of our biologic products on a fee-for-service basis.

We currently do not need commercial manufacturing capacity. When and if this becomes relevant, we intend to evaluate both third-party manufacturers as well as building out internal capabilities and capacity.
Commercialization Plan
We do not currently have any approved drugs and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing or commercial product distribution capabilities at the current time.
Our vision is to become a fully integrated, independent global leader in neurodegeneration with capabilities spanning discovery, development, manufacturing and commercial in order to optimize speed, quality and level of patient access to our medicines. We look to grow strategically both in terms of therapeutic areas of high unmet need, starting with lysosomal storage diseases with CNS pathology and expanding into large neurodegenerative disorders, as well as from a geographic perspective, with an initial focus on establishing a commercial presence in the United States, with a subsequent expansion worldwide (including the European Union ("EU") and China).
For programs covered by collaboration agreements (including those with Takeda, Sanofi and Biogen), we expect to commercialize only in certain geographies, as defined by the terms of the agreements with the counterpart, and rely on our partners to provide commercialization infrastructure for the rest of the world.
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

•Parkinson’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Prothena, Roche (including Genentech, its wholly owned subsidiary), Sanofi, Biogen/Ionis, Prevail/Eli Lilly, AstraZeneca, and Takeda in various stages of clinical trials.

•ALS: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies and academic institutions, including Biogen/Ionis, Amylyx, AB Science, and Novartis in various stages of clinical trials.

•Lysosomal Storage Diseases: The currently approved treatments for LSDs are enzyme-based therapies. Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including BioMarin, JCR Pharmaceuticals, RegenxBio, Sangamo, Orchard Therapeutics, Takeda and Ultragenyx in various stages of clinical trials.

In addition, there are companies that are developing technologies that would compete directly with our technologies, including:

•Blood-Brain Barrier Technology: There are several large and specialty pharmaceutical and biotechnology companies developing BBB delivery technologies that utilize RMT, including AbbVie, biOasis Technologies, ABL Bio, BioArtic, JCR Pharmaceuticals and Roche (including Genentech, its wholly owned subsidiary), among others.
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
As of December 31, 2020, our owned and licensed patent portfolio includes over 900 patents and patent applications, including over 30 licensed U.S. issued patents and 14 owned U.S. issued patents, covering certain aspects of our proprietary technology, our product candidates, and related inventions and improvements. The patent portfolio also includes over 500 licensed patents issued in jurisdictions outside of the United States, and over 400 owned patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For our product candidates and our BBB platform technology, we generally pursue or in-license patent protection covering compositions of matter, methods of use, and manufacture. For example, we own patent applications in the United States and internationally that are directed to the composition of matter of certain antibodies and small molecule product candidates that we intend to develop or are developing, as well as the Fc domain portion of our BBB platform technology.

For our BBB platform technology we own pending patent applications directed to the composition and sequences of our TfR-binding TVs and two issued U.S. patents, which are expected to expire in 2038, not including any patent term adjustments and any patent term extensions, as well as pending patent applications, to other BBB platform technology. Furthermore, we own patent applications directed to our ETV:IDS, ATV:TREM2, and PTV:PGRN programs. In particular, we own an issued U.S. patent, which is expected to expire in 2038, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our ETV:IDS molecules, including DNL310. In addition, we license multiple patent families from F-star, the earliest issued patents of which are expected to expire in 2026, not including any patent term adjustments and any patent term extensions.

For our LRRK2 program, which is subject to our collaboration agreement with Biogen, we license multiple patent families from Genentech directed to, among other things, DNL201, DNL151 (BIIB122) and other related compounds, which are expected to expire in 2031, not including any patent term adjustments and any patent term extensions. Furthermore, we own patent families that have projected expiration dates in 2038 or later, not accounting for any patent term adjustments and any patent term extensions. We also own two issued U.S. patents, which are expected to expire in 2037, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of DNL151 (BIIB122) and methods of treatment using DNL151 (BIIB122), respectively, as well as pending patent applications in jurisdictions outside the U.S.

For our RIPK1 program, we own four issued U.S. patents, which are expected to expire in 2037, not including any patent term adjustments and any patent term extensions and pending patent applications, which are directed to the composition of matter of our prior lead DNL747 as well as other RIPK1 inhibitor compounds. We additionally have pending applications both in and outside the U.S. directed to the composition of matter of our current RIPK1 lead, DNL788 (SAR443820), as well as other RIPK1 inhibitor compounds, which, if issued, would expire in 2038, not including any patent term adjustments and any patent term extensions.

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

•Submission of an IND to the FDA, or a CTA to the EMA or to an appropriate National Competent Authority, one of which must become effective before human interventional clinical trials may begin;

•Approval by an independent institutional review board ("IRB"), or ECs at each clinical trial site before each trial may be initiated;

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
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection if deemed necessary.
Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•Phase I clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, and initial side effect tolerability and safety of the drug.

•Phase II clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Expedited written IND safety reports must be submitted to the FDA, IRBs, ECs and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate or severity of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Further, as a result of the COVID-19 pandemic, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, the FDA has issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including certain reporting requirements, and additional guidance on the good manufacturing practice considerations for responding to COVID-19 infection and other topics. We may be required to make further adjustments to our clinical trials or business operations based on current or future guidance and regulatory requirements as a result of the COVID-19 pandemic.
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

NDA/BLA Review Process
Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use and/or from a number of alternative sources, including studies initiated by investigators or cooperative clinical groups. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.
Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2021 user fee schedule, effective through September 31, 2021, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2,875,842. PDUFA also imposes an annual program fee for each marketed human drug or biologic of $336,432. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs for an orphan indication submission.
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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the EU has similar, but not identical, requirements and benefits.

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
Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. Priority review reduces the review time for an initial or supplemental marketing application by four months.
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
Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process.
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

•animal studies (including the assessment of toxicity); and

•a clinical trial or trials (including the assessment of immunogenicity and PK or PD) sufficient to demonstrate safety, purity and potency in one or more conditions for which the reference product is licensed and intended to be used.
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
Post-Approval Requirements
Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping requirements, requirements to report adverse experiences, and complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or NDA/BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

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
U.S. Patent-Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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
Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority ("NCA"), and one or more Ethics Committees ("ECs"). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

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
European Union Drug Review and Approval
In the European Economic Area ("EEA"), which is comprised of the 27 Member States of the EU, plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization ("MA"). There are two types of marketing authorizations.
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

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Starting in January 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) will take on additional regulatory responsibilities for medical products marketed in the UK, as pan-EU regulatory procedures before the EMA will no longer apply in the UK. MHRA and the National Institute for Biological Standards and Control (NIBSC) recently issued new guidance documents to the industry regarding regulation under the UK system. Proposals set forth in the new MHRA guidance will take effect through legislative changes that are subject to parliamentary approval, which may increase the amount of resources and time needed for obtaining regulatory approval in the UK and delay our clinical development and commercialization. The full impact of Brexit on our business remains unclear.

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

There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, the U.S. Secretary of the Department of Health and Human Services ("HHS") finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations and any future regulations and legislation by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.
At the state level, legislatures have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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
In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Financial Information about Segments
We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. See "Note 1 - Significant Accounting Policies" in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Employees and Human Capital Resources
As of December 31, 2020, we had 291 employees, all of whom were full-time, and approximately two-thirds of which hold Ph.D. or M.D. degrees. Of these full-time employees, 234 were engaged in research and development activities and 57 were engaged in finance, legal, business development, human resources, information technology, facilities and other general administrative functions. Substantially all of our employees are located in South San Francisco, California. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
Corporate Information
We were incorporated in Delaware in 2013. Our principal executive offices are located at 161 Oyster Point Blvd., South San Francisco, California 94080. Our telephone number is (650) 866-8548. Our website address is www.denalitherapeutics.com. We also use our website as a channel of distribution of important company information. Important information, including news or announcements regarding our financial performance, investor events and press releases, is posted on and accessible from our website. We intend to use Denali’s website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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

We use Denali®, the Denali Therapeutics logo, and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by any other entity.

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

Risk Factor Summary

The summary of risks below provides an overview of the principal risks we are exposed to. These risks are described more fully in the section entitled “Risk Factors” in this Form 10-K.

Risks Related to Our Business, Financial Condition and Capital Requirements

•We are in the early stages of clinical drug development and have a very limited operating history and no products approved for commercial sale.
•We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
•A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of its effects, may materially and adversely affect our business, operations and financial condition.
•Drug development is a highly uncertain undertaking. We have never generated any revenue from product sales, and may never do so.
•Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

•We are heavily dependent on the successful development of our BBB technology and the programs currently in our pipeline, which are in the early stages of development. There’s no assurance that any of our product candidates will receive regulatory approval.
•We may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products.
•We have concentrated a substantial portion of our efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development.
•We may encounter substantial delays in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
•We may encounter difficulties enrolling and/or retaining patients in our clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.
•Our clinical trials may fail to demonstrate evidence of the safety and efficacy of our product candidates, which would delay or limit the scope of regulatory approval and commercialization.
•We face significant competition and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours.
•The manufacture of our product candidates, particularly those that utilize our BBB platform technology, is complex and we may encounter difficulties in production.
•If we are unable to establish sales and marketing capabilities or enter into agreements with third parties, we may not be successful in commercializing product candidates if and when they are approved.
•If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

•The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue.
•We may in the future conduct clinical trials outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.
•Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.
•Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies and contractual obligations relating to privacy and data protection.

Risks Related to Our Reliance on Third Parties

•We expect to depend on collaborations with third parties for the research, development and commercialization of certain product candidates. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.
•We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily.
•We contract with third parties for the manufacture of materials for our research programs, preclinical studies and clinical trials. This reliance on third parties may increase the risk that we will not have sufficient quantities of such materials or product candidates.
•We depend on third-party suppliers for key raw materials used in our manufacturing, and the loss of these suppliers or their inability to supply us with adequate materials could harm our business.

Risks Related to Our Intellectual Property

•If we are unable to obtain and maintain patent protection for our product candidates or our BBB technology, our competitors could develop and commercialize products or technology similar or identical to ours, and adversely affect our ability to commercialize any product candidates.
•If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.
•Our rights to develop and commercialize our BBB technology and product candidates are subject to the terms of licenses granted to us by others or licenses granted by us to others.
•We may not be able to protect our intellectual property throughout the world.
•Changes in U.S. patent law could impair our ability to protect our products.
•Issued patents covering our BBB technology, product candidates and other technologies could be found invalid or unenforceable if challenged.
•We may be subject to claims challenging the inventorship of our intellectual property.
•If we are unable to protect the confidentiality of our trade secrets, our business would be harmed.
•We may not be successful in obtaining, through acquisitions, in-licenses or otherwise, necessary rights to our BBB platform technology, product candidates or other technologies.
•We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers.
•Third party intellectual property claims against us, our licensors or our collaborators may delay the development our BBB platform technology, product candidates and other technologies.

Risks Related to Our Operations

•If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•We have engaged in and may in the future engage in acquisitions or strategic partnerships, which may increase our capital requirements, dilute our stockholders, or cause us to incur debt or assume contingent liabilities.
•Our internal computer systems, or those used by our collaborators, CROs or other contractors, may fail or suffer security breaches that could compromise the confidentiality, integrity, and availability of such systems and data and expose us to liability.
•Our business is subject to risks associated with international operations.

Risks Related to Ownership of Our Common Stock

•The market price of our common stock has been and may continue to be volatile, which could result in substantial losses for investors.
•If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock and trading volume could decline.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•Delaware law and provisions in our charter documents might prevent a change in control of our company or changes in our management, depressing the trading price of our common stock.
•Our amended and restated certificate of incorporation provides exclusive forums for disputes between us and our stockholders, limiting their ability to obtain a favorable judicial forum.

Risks Related to Our Business, Financial Condition and Capital Requirements
We are in the early stages of clinical drug development and have a very limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
We are an early clinical-stage biopharmaceutical company with a very limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 1, 1b or 1/2 clinical trials for our LRRK2, EIF2B, ETV:IDS and RIPK1 programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
We have incurred significant net losses in every year since our inception until the year ended December 31, 2020, including net losses $197.6 million, and $36.2 million for the years ended December 31, 2019 and 2018, respectively. We had net income of $71.1 million for the year ended December 31, 2020, as a result of revenue recognized associated with our collaboration arrangement with Biogen. As of December 31, 2020, we had an accumulated deficit of $354.4 million.
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

•delays or interruptions in the operations of or necessary interactions with the U.S. Food and Drug Administration ("FDA") or other regulators, ECs and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel, which may impact review and approval timelines and result in unexpected costs and delays;

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

We have clinical trial sites for our clinical studies in the United States and Europe, certain of which have been affected by the COVID-19 pandemic due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. Healthcare facilities and offices may be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to our clinical trials. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected. We experienced a pause in enrollment in our DNL151 (BIIB122) Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study. In all cases, recruitment has resumed. However, further pauses or delays could occur depending on the progression of the pandemic. The completion of such trials could be delayed as a result.
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
Our operations have required substantial amounts of cash since inception. We fund our operations primarily with the proceeds from our initial public offering ("IPO"), our follow-on offering completed in January 2020, and payments received from our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. We are currently advancing three product candidates, DNL151 (BIIB122), DNL343, and DNL310 through clinical development, and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.
As of December 31, 2020, we had $1.5 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.
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
We have a diversified portfolio with more than fifteen programs. These programs require significant capital investment. Our programs are at various stages of research, discovery, preclinical and early clinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. We regularly review the programs in our portfolio, and terminate those programs which do not meet our development criteria, which we have done a number of times in the past.
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

We have never completed a clinical development program. We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in 2016, we initiated a Phase 1 clinical trial in a former RIPK1 inhibitor product candidate, DNL104, which we subsequently discontinued based on liver test abnormalities in some clinical trial healthy volunteer participants. Further, in June 2020, together with our collaboration partner Sanofi, we paused clinical activities with DNL747 to accelerate development of DNL788 (SAR443820), in part due to DNL747 preclinical chronic toxicity studies. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy or potency, purity, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities or do so within the time frame we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue, business, financial condition, results of operations and growth prospects could be negatively affected.

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

•delays in reaching a consensus with regulatory agencies on trial design;

•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•delays in identifying, recruiting and training suitable clinical investigators;

•delays in obtaining required IRB approval at each clinical trial site;

•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or trial sites; developments on trials conducted by competitors for related technology that raises FDA or EMA concerns about risk to patients of the technology broadly; or if the FDA or EMA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

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

DNL201, a former LRRK2 inhibitor product candidate, completed a Phase 1b clinical trial in Parkinson's disease patients with and without the genetic LRRK2 mutation. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA. In our completed Phase 1b clinical trial of DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Our clinical-stage product candidates are DNL151 (BIIB122) for Parkinson's disease, DNL343 for ALS and FTD, and DNL310 for Hunter syndrome. In the nonclinical safety studies for these product candidates, toxicities were observed at high doses in rat and/or cynomolgus monkey above doses and exposures that will be tested in the clinic. We cannot assure you that DNL151 (BIIB122), DNL343 and DNL310, or our other product candidates will not be subject to new, partial or full clinical holds in the future.

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion, such as we did for DNL104, which could adversely affect our business. Further, after the commencement of clinical trials, we may pause the advancement of lead molecules in favor of a backup molecule with a superior safety or efficacy profile, such as we did in our RIPK1 program, switching our focus from DNL747 to DNL788 (SAR443820).

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

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities, which we are actively working towards building. In addition, building internal manufacturing capacity carries significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner, and our efforts to scale our internal manufacturing capabilities may not succeed.
In addition, the manufacturing process, including any material modifications in the manufacturing process for any products that we may develop is subject to FDA, EMA and foreign regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing practices ("cGMPs"), on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our most advanced product candidates, DNL151 (BIIB122), DNL343 and DNL310 are currently our only clinical stage product candidates. In our completed Phase 1b clinical trial of former product candidate DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL151 (BIIB122), DNL343 and/or DNL310 and could lead to delays and/or termination of the development of these product candidates.
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
Drug-related side effects could affect patient recruitment, the ability of enrolled patients to complete the trial, and/or result in potential product liability claims. We are required to maintain product liability insurance pursuant to certain of our license agreements. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical trial participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.
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
We may in the future choose to conduct one or more of our clinical trials outside the United States, including in Europe. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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

•the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, as defined by law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting and transparency requirements will extend to include payments and transfers of value made during the previous year to certain non-physician covered recipients, including physician assistants, nurse practitioners and other mid-level practitioners;

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

A wide variety of provincial, state, national, and international laws, and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the EU are governed by the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries and in the context of clinical trials, we currently rely on patient informed consent as the legal basis for such transfers. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with any EU clinical trials. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Beginning in 2021, the UK will be a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR as well as applicable EU Member States and the United Kingdom privacy laws. This may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and prospects.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California recently enacted legislation, the California Consumer Privacy Act ("CCPA"), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, that became effective on January 1, 2020. The CCPA was amended several times throughout 2018 and 2019, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. In addition, the CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, CCPA, CPRA, and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. These and future laws and regulations may increase our compliance costs and potential liability.

It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices and compliance with such laws and regulations could require us to change our business practices and compliance procedures in a manner adverse to our business. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations. Furthermore, other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We cannot guarantee that we or our vendors may be in compliance with all applicable international laws and regulations as they are enforced now or as they evolve. For example, our privacy policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws. Our non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. In addition, if we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts.

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
We currently contract with third parties for the manufacture of materials for our research programs, preclinical studies and clinical trials and expect to continue to do so for commercialization of some or all product candidates that we may develop. This reliance on third parties may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
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
We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our BBB platform technology and product candidates. For example, in June 2016, we entered into a license agreement with Genentech pursuant to which we received an exclusive license to certain of Genentech’s intellectual property relating to our LRRK2 program, including our DNL151 (BIIB122) product candidate.
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
As of December 31, 2020, we had 291 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
We have in the past engaged in acquisitions and strategic partnerships, and we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. For instance, in January 2018 we entered into the Takeda Collaboration Agreement, as amended in February 2019, and in connection therewith we issued and sold to Takeda 4,214,559 shares of our common stock for an aggregate purchase price of $110.0 million in February 2018. On May 30, 2018, we exercised our buy-out option in connection with the F-star Collaboration Agreement and entered into a Purchase Agreement pursuant to which we acquired all of the outstanding shares of F-star Gamma. Further, on October 29, 2018, we entered into the Sanofi Collaboration Agreement. In August 2020, we entered into the Provisional Biogen Collaboration Agreement, and in connection therewith we sold 13,310,243 shares of our common stock to Biogen in September 2020 for an aggregate purchase price of $465.0 million. Any acquisition or strategic partnership may entail numerous risks, including:

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party vendors and their information technology systems. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants may be vulnerable to damage from computer viruses or unauthorized access, or breached due to operator error, malfeasance or other system disruptions. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent, intense, sophisticated and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. We and our third-party vendors may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Although to our knowledge we and our vendors have not experienced any such material system failure or security breach to date, if a breakdown, cyberattack or other information security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruption and we could incur liability and reputational damage. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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
As of December 31, 2020, we had federal net operating loss carryforwards of approximately $212.7 million, federal research and development tax credit carryforwards of approximately $20.4 million, and orphan tax credit carryforwards of approximately $3.3 million, some of which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our IPO in December 2017, our follow-on offering in January 2020, and private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.
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
As of December 31, 2020, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
On September 10, 2020, we and all directors were named in a shareholder derivative action filed in the Delaware Court of Chancery challenging the compensation we paid to our directors since the IPO in December 2017.
On January 13, 2021, the parties to the derivative action entered into a settlement agreement, subject to Court approval and certain other closing conditions, the terms of which were disclosed in a Form 8-K filed on February 5, 2021. Amounts owed by us pursuant to the settlement agreement are not material to us.
ITEM 4.         MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “DNLI” since December 8, 2017. Prior to that date, there was no public trading market for our common stock.
Holders of Common Stock

As of February 17, 2021, there were 145 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.
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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 8, 2017 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2020. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/8/17	12/29/17	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20
Denali Therapeutics Inc.	$100.00	$87.03	$109.57	$84.86	$120.98	$114.97	$129.22	$115.53	$85.25	$96.94	$97.44	$134.56	$199.39	$466.11
NASDAQ Composite Index	100.00	101.37	103.99	110.87	119.09	98.49	115.04	119.50	119.71	134.63	115.84	151.69	168.74	195.11
NASDAQ Biotechnology Index	100.00	102.71	102.77	105.93	117.79	93.61	108.16	105.72	96.61	117.11	105.08	133.35	132.25	148.06
Recent Sales of Unregistered Securities

On September 22, 2020, we issued and sold 13,310,243 shares of our common stock to Biogen for an aggregate purchase price of $465.0 million pursuant to the terms of a common stock purchase agreement with BIMA and in connection with the Biogen Collaboration Agreement. No underwriters were involved in the sale and the book entry position representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

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
In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of approximately $193.9 million. There has been no material change in the planned use of the net proceeds from the follow-on public offering as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.
Issuer Purchases of Equity Securities
Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.
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

•Engineering Brain Delivery: We engineer our product candidates to cross the blood-brain barrier ("BBB") and act directly in the brain; and

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

Our five clinical-stage programs are:

•our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program, in collaboration with Biogen, to address Parkinson’s disease;

•our Eukaryotic initiation factor 2 B ("EIF2B”) activator program to address diseases such as amyotrophic lateral sclerosis ("ALS") and Frontotemporal Dementia ("FTD”);

•our ETV:IDS program, our most advanced program enabled by our TV technology, which is designed to restore iduronate 2-sulfatase ("IDS"), and reduce glycosaminoglycans, both peripherally and in the brain, in patients with mucopolysaccharidosis II ("MPS II", or "Hunter syndrome");

•our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address neurological diseases such as Alzheimer’s disease and ALS as well as multiple sclerosis ("MS”); and

•a second non-CNS penetrant RIPK1 inhibitor, partnered with Sanofi, to address peripheral inflammatory diseases such as cutaneous lupus.

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate(s)	Clinical Phase	Indication(s)	Operational Control
LRRK2	DNL151 (BIIB122)	Ph 1 and Ph 1b	Parkinson's disease	Joint with Biogen
ETV:IDS	DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
EIF2B	DNL343	Ph 1	ALS and FTD	Denali
RIPK1 (Peripheral)	DNL758 (SAR443122)	Ph 1b	Systemic inflammatory diseases	Sanofi
RIPK1 (CNS)	DNL788 (SAR443820)	Ph 1	Neurological diseases	Sanofi

To complement our internal capabilities, we have entered into arrangements with biopharmaceutical companies, patient-focused data companies, numerous leading academic institutions and foundations to gain access to new product candidates, enable and accelerate the development of our existing programs and deepen our scientific understanding of certain areas of biology. We currently rely on third-party contract manufacturers to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We currently do not need commercial manufacturing capacity.

Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in understanding key neurodegenerative disease pathways.

Key operational and financing milestones for the year ended December 31, 2020 and in 2021 to date include:
•LRRK2
◦In January 2020, we announced positive results from our LRRK2 program. Phase 1b results with DNL201 in patients with Parkinson’s disease demonstrated high levels of target and pathway engagement and improvement of lysosomal biomarkers. Interim Phase 1 results with DNL151 (BIIB122) in more than 150 healthy volunteers also met all safety and biomarker goals. Both clinical trials showed dose-dependent target engagement, improvement in biomarkers of lysosomal function and demonstrated safety profiles supporting progression to further development;
◦In August 2020, we entered into a binding Provisional Collaboration and License Agreement with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) to co-develop and co-commercialize our small molecule inhibitors of LRRK2 for Parkinson’s disease. Under the Provisional Collaboration and License Agreement, Biogen also received rights to opt into two programs and a right of first negotiation for two additional programs, in each case for neurodegenerative diseases leveraging our TV technology platform to cross the BBB and excluding small molecules, AAVs and oligonucleotides. In October 2020, the Provisional Collaboration and License Agreement expired upon the execution of the Definitive LRRK2 Collaboration and License Agreement and Right of First Negotiation, Option and License Agreement with Biogen (collectively the "Biogen Collaboration Agreement"). In connection with the Biogen Collaboration Agreement, we received an equity investment of $465.0 million in September 2020 and an aggregate of $560.0 million in upfront payments in October 2020. We may be eligible to receive up to $1.1 billion in potential milestone payments plus profit sharing and royalties for the LRRK2 program;
◦In August 2020, we announced, together with our collaboration partner Biogen, the selection of DNL151 (BIIB122) to progress into late-stage development. We expect to initiate late-stage clinical development of DNL151 (BIIB122) in Parkinson's patients in the second half of 2021. Two clinical studies are planned: one in patients who carry LRRK2 mutations and the other in Parkinson's patients independent of mutation status;
◦In January 2021, we announced completion of the DNL151 (BIIB122) Phase 1b trial in Parkinson’s patients. Target engagement and pathway engagement goals were met. We are currently completing further dose escalation cohorts in an expanded Phase 1 trial to define the full therapeutic window of DNL151 (BIIB122);
•ETV:IDS: In August 2020, we commenced dosing in a Phase 1/2 clinical trial of DNL310 in Hunter syndrome patients. In November 2020, we announced biomarker proof of concept was achieved in the Phase 1/2 trial after four weekly doses of DNL310, and in February 2021, we announced additional positive interim results after three months of dosing. Based on strong proof-of-concept data, we are expanding our DNL310 development program in the ongoing Phase 1/2 trial, which will enable further exploration of clinical endpoints related to neuronopathic manifestations in patients. We plan to initiate a Phase 2/3 trial in the first half of 2022;
•EIF2B: In February 2020, we initiated a Phase 1 clinical trial for DNL343 in healthy volunteers. Results from this trial are expected to be available in the first half of 2021. We plan to initiate a Phase 1b trial of DNL343 in patients with ALS in the second half of 2021;

•RIPK1
◦In December 2020, our collaboration partner Sanofi commenced dosing of DNL788 (SAR443820), a potent, selective brain-penetrant small molecule inhibitor of RIPK1, in a Phase 1 clinical trial in healthy volunteers. Earlier in 2020, we decided, together with our collaboration partner Sanofi, to pause clinical studies with DNL747 and focus our efforts on accelerating development of DNL788 (SAR443820), the backup molecule, which we believe has superior drug properties and a more rapid path toward proof-of-concept clinical studies in patients in multiple neurological indications;
◦Separately, in July 2020, Sanofi commenced dosing of DNL758 (SAR443122), a peripherally-restricted small molecule inhibitor of RIPK1, in a Phase 1b clinical trial in hospitalized adult patients with severe COVID-19 lung disease. The Phase 1b trial was completed and DNL758 (SAR443122) was found to be generally well tolerated and resulted in changes in disease relevant biomarkers and clinical outcome trends consistent with the proof of mechanism. Based on the rapidly evolving landscape of treatment and prevention options for COVID-19, Sanofi has made a sponsor decision to hold further development in COVID-19 at this time. Sanofi plans to initiate a Phase 2 clinical trial of DNL758 (SAR443122) in patients with cutaneous lupus in the first half of 2021;
•Other
◦In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of $193.9 million;
◦In December 2020 and January 2021, GLP toxicology studies were initiated for PTV:PGRN and ATV:TREM2, respectively, triggering the second preclinical milestone payments under the Takeda Collaboration Agreement of $8.0 million for each program. The milestone payment for PTV:PGRN was received in January 2021;
◦In January 2021, following achievement of human biomarker proof of concept with DNL310 for Hunter syndrome, we announced the addition of five new brain-penetrant enzyme replacement therapy programs in its ETV portfolio including: (1) ETV:GBA for Gaucher disease and Parkinson’s disease; (2) ETV:GAA for Pompe disease; (3) ETV:IDUA for MPS I; (4) ETV:NAGLU for MPS IIIB; and (5) ETV:ARSA for Metachromatic Leukodystrophy ("MLD"); and
◦To address risks posed by the COVID-19 pandemic, we have implemented policies that enable some of our employees to work remotely. For all on-site personnel, we have implemented several safety protocols, including regular, mandatory COVID-19 testing procedures and compliance measures for social distancing and use of personal protective equipment. After initial COVID-19 pandemic shutdown restrictions were put into place in March 2020, we experienced a pause in patient recruitment in several clinical trials. Recruitment has since resumed for all affected clinical trials.
We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, and the proceeds from our IPO, follow-on offering, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Due to revenue recognized from our collaboration arrangement with Biogen, we had net income of $71.1 million for the year ended December 31, 2020. Our net losses were $197.6 million and $88.2 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $354.4 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
License and Collaboration Agreements
Takeda
In January 2018, we entered into the Collaboration Agreement with Takeda (“Takeda Collaboration Agreement”) pursuant to which we granted Takeda an option with respect to three of our programs to develop and commercialize, jointly with us, certain biologic products that are enabled by our BBB delivery technology and intended for the treatment of neurodegenerative disorders. The three programs were our ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR") were satisfied. In February 2019, we amended the Takeda Collaboration Agreement to replace the ATV:BACE1/Tau program with the ATV:Tau program.

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
We have recognized collaboration revenue of $27.2 million, $5.9 million and $5.7 million associated with the Takeda Collaboration Agreement in the years ended December 31, 2020, 2019 and 2018, respectively. We recorded a receivable of $8.0 million from Takeda as of December 31, 2020, payment for which was received in January 2021, and no receivable as of December 31, 2019. Through December 31, 2020, we have received $15.0 million in preclinical milestone payments from Takeda and have not recorded any product sales under the Takeda Collaboration Agreement.
Sanofi

In October 2018, we entered into the Sanofi Collaboration Agreement with Sanofi pursuant to which certain small molecule CNS and peripheral RIPK1 inhibitors contributed by Sanofi and by us will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the HSR requirements were satisfied. Under the terms of the Collaboration Agreement, Sanofi paid us a $125.0 million upfront payment. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and in Japan for three indications. Through December 31, 2020, we have received milestone payments of $10.0 million under the Sanofi Collaboration Agreement.
We will share profits and losses equally with Sanofi for CNS Products sold in the United States and China, and receive royalties on net sales for CNS Products outside of the United States and China and for Peripheral Products sold worldwide, each as further described below. RIPK1 Inhibitors contributed by Sanofi and developed and commercialized under the Sanofi Collaboration Agreement will be subject to lower milestone and royalty payments to us compared to RIPK1 Inhibitors contributed by us. We will also retain responsibility for certain payment obligations under our agreement with an academic institution which licensed certain intellectual property to us that we are sublicensing to Sanofi under the Sanofi Collaboration Agreement.

We and Sanofi will jointly develop CNS Products pursuant to a global development plan. We will be responsible, at our cost, for the conduct of Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. Sanofi will be responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for ALS and multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi funding 70% of such costs and us funding 30% of such costs. We have the ability to opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement, as further described below.

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

We have recognized collaboration revenue of $1.1 million, $20.8 million and $123.5 million associated with the Sanofi Collaboration Agreement in the years ended December 31, 2020, 2019 and 2018, respectively, and recorded a receivable from Sanofi of $44,303 and $1.2 million on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. Through December 31, 2020, we have received milestone payments of $10.0 million and have not recorded any product sales under the Sanofi Collaboration Agreement.

Biogen

In August 2020, we entered into the Provisional Biogen Collaboration Agreement with Biogen pursuant to which we granted Biogen a license to co-develop and co-commercialize our LRRK2 Program, an option in respect of two Option Programs, and a right of first negotiation with respect to the ROFN Programs should we decide to seek a collaboration with a third party for such programs. In October 2020, we entered into the LRRK2 Agreement and the ROFN and Option Agreement with Biogen. The material terms of the LRRK2 Agreement and the ROFN and Option Agreement were consistent with, and superseded, the Provisional Biogen Collaboration Agreement.

The LRRK2 Agreement

The LRRK2 Agreement includes our LRRK2 Products that penetrate the BBB, including DNL201 and DNL151 (BIIB122), as well as those that do not penetrate the BBB. Based on the totality of preclinical and clinical data to date, both DNL201 and DNL151 (BIIB122) (two chemically distinct LRRK2 inhibitors) have met our requirements to proceed into further late-stage clinical testing, however, DNL151 (BIIB122) has been selected to proceed due to pharmacokinetic properties that provide additional dosing regimen flexibility.

Under the terms of the LRRK2 Agreement, Biogen paid us a $400 million upfront payment in October 2020. With respect to the LRRK2 Program, Biogen is required to make milestone payments up to approximately $1.125 billion upon achievement of certain development and sales milestone events. Such milestone payments include $375.0 million in development, $375.0 million upon first commercial sale, and $375.0 million in net sales-based milestones. We will share profits and losses equally with Biogen for LRRK2 Products in the United States and will share profits and losses in China with Biogen sharing 60% of such profits and losses and us sharing 40% of such profits and losses. We will be entitled to receive royalties in the high teens to low twenties percentages on net sales for LRRK2 Products outside of the United States and China.
We and Biogen will jointly develop LRRK2 Products pursuant to a clinical development plan set forth in the LRRK2 Agreement. We and Biogen will share responsibility and costs for global development of LRRK2 Products, with Biogen funding 60% of such costs and us funding 40% of such costs. We have the ability to opt out of the development cost sharing arrangement, as further described below. Biogen will lead commercialization activities globally for LRRK2 Products. We will co-commercialize the LRRK2 Products with Biogen in the United States and China, provided that the profit-sharing arrangement for the LRRK2 Products is still in effect, as further described below.

We may opt out of development cost sharing worldwide and upon such election, of all further profit sharing from the LRRK2 Program. We also have the right to opt-out of the profit-sharing arrangement for the LRRK2 Program or for only those LRRK2 Products that do not penetrate the BBB (“Peripheral LRRK2 Products”), in each of the United States and China. After such an opt out, we will no longer be obligated to share in the development and commercialization costs for, and we will not share in the applicable revenues from, such LRRK2 Program (or from the Peripheral LRRK2 Products) in such country, as applicable. In such cases, we will be entitled to receive tiered royalties on net sales of the applicable LRRK2 Program in the relevant country (or countries). The royalty rates for the applicable LRRK2 Program will be a percentage in the high teens to low twenties, but may increase to the low twenties to mid-twenties, if we have met certain co-funding thresholds or there has been a first commercial sale at the time of our election.

The ROFN and Option Agreement

In addition to the LRRK2 Program, Biogen also received an exclusive option to license two preclinical programs from our TV technology platform, including our ATV:Abeta program and a second program utilizing our TV technology for an unnamed target, excluding small molecules, AAVs and oligonucleotides. Biogen’s option may be triggered up to initiation of IND-enabling studies for each program and continues for each program until a specified period of time after delivery of an option data package or 30 business days after the 5th anniversary of the effective date of the Provisional Biogen Collaboration Agreement, whichever is earlier.

Further, Biogen will have the right of first negotiation on two additional TV-enabled therapeutics in the field of Alzheimer’s disease, Parkinson’s disease, ALS or multiple sclerosis should we decide to seek a collaboration with a third party for such programs, but this does not include any of our small molecule, AAVs and oligonucleotide programs. The ROFN period continues until seven years after the effective date of the Provisional Biogen Collaboration Agreement or the date on which we have offered Biogen two ROFN Programs and for which Biogen has agreed to trigger a ROFN for such program, whichever is earlier. However, if we do not execute an agreement with a third party with respect to a particular ROFN Program offered to Biogen within a specified amount of time, then Biogen will have one additional right to exercise the ROFN again with respect to such ROFN Program.

Under the ROFN and Option Agreement, Biogen paid us a $160 million upfront payment in October 2020. With respect to the options granted by us to Biogen, Biogen is obligated to pay to us an aggregate of up to $270 million in option exercise and development milestone payments and an aggregate of up to $615 million in commercial milestone payments, following the achievement of certain prespecified milestone events and if Biogen exercises both of its options. Furthermore, Biogen is obligated to pay us royalties in the mid-single digit to mid-teens percentages, depending on the program for which Biogen exercises its option and upon the achievement of certain sales thresholds.

In addition, if Biogen exercises its ROFN with respect to an eligible Denali program, the parties are obligated to negotiate in good faith for a specified period of time regarding the financial and other terms of an agreement pursuant to which Biogen would obtain rights to such program.
Common Stock Purchase Agreement

In August 2020, in connection with the Provisional Biogen Collaboration Agreement, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with BIMA, pursuant to which we agreed to issue and sell, and BIMA agreed to purchase, 13,310,243 shares of our common stock (the “Shares”) for an aggregate purchase price of $465.0 million pursuant to the terms and conditions thereof. The sale of the Shares closed, and payment was received, in September 2020.

We have recognized related party collaboration revenue of $307.4 million and a related party offset to research and development expense of $9.3 million in the year ended December 31, 2020 associated with the Biogen Collaboration Agreement. We have recorded cost sharing reimbursements due from Biogen of $5.7 million on the consolidated balance sheet as of December 31, 2020. Through December 31, 2020, we have not received any milestone payments from Biogen and have not recorded any product sales under the Biogen Collaboration Agreement.
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

Under the terms of the original F-star Collaboration Agreement, we could nominate up to three Fcab targets (“Accepted Fcab Targets”) within the first three years of the date of the F-star Collaboration Agreement. Upon entering into the F-star Collaboration Agreement, we selected transferrin receptor (“TfR”) as the first Accepted Fcab Target and paid F-star Gamma an upfront fee of $5.5 million, which included selection of the first Accepted Fcab Target. In May 2018, we exercised our right to nominate two additional Fcab Targets and identified a second Accepted Fcab Target. We made a one-time payment for the two additional Accepted Fcab Targets of $6.0 million in the aggregate and extended the time period for our selection of the third Accepted Fcab Target until approximately the fourth anniversary of the date of the original F-star Collaboration Agreement, or August 2020. We have not identified a third Fcab Target.

We did not recognize any contingent consideration on the acquisition date. We recognized $1.5 million and $18.3 million of consideration as research and development expense in the years ended December 31, 2019 and 2018, respectively. No research and development expense was recognized for consideration under the F-star Purchase Agreement in the year ended December 31, 2020. $6.0 million for the nomination of two additional Accepted Fcab Targets under the F-star Collaboration Agreement was recognized as research and development expense in the year ended December 31, 2018, along with the upfront option fee of $0.5 million previously included within other non-current assets. We recognized an additional $1.2 million, $1.1 million and $0.8 million of research and development expense related to the funding of F-star research costs for the years ended December 31, 2020, 2019 and 2018, respectively.
Genentech

In June 2016, we entered into an Exclusive License Agreement with Genentech. The agreement gives us access to Genentech’s LRRK2 inhibitor program. As consideration to date, we have paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No amounts were recorded in the years ended December 31, 2020 or 2019. The first clinical milestone payment of $12.5 million was recorded as research and development expense during the year ended December 31, 2017.

We may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In addition, we may owe royalties on net sales of licensed products ranging from low to high single-digit percentages, with the exact royalty rate dependent on various factors, including (i) whether the compound incorporated in the relevant licensed product is a Genentech-provided compound or a compound acquired or developed by us, (ii) the date a compound was first discovered, derived or optimized by us, (iii) the existence of patent rights covering the relevant licensed product in the relevant country, (iv) the existence of orphan drug exclusivity covering a licensed product that is a Genentech-provided compound and (v) the level of annual net sales of the relevant licensed product. We also have the right to credit a certain amount of third-party royalty and milestone payments against royalty and milestone payments owed to Genentech, up to a maximum reduction of fifty percent. Under the terms of our LRRK2 Agreement with Biogen, Biogen is responsible for 50% of any payment obligation to Genentech under this agreement accruing after October 2020.
Unless earlier terminated, the agreement with Genentech will continue in effect until all of our royalty and milestone payment obligations to Genentech expire. Following expiration of the agreement, we will retain the licenses under the intellectual property Genentech licensed to us on a non-exclusive, royalty-free basis.

Components of Operating Results
Collaboration Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been collaboration and license revenue from our collaboration agreements with Takeda, Sanofi and Biogen.

In the future, we will continue to recognize revenue from the Takeda Collaboration Agreement, Sanofi Collaboration Agreement, and Biogen Collaboration Agreement, and may generate revenue from product sales or milestones, royalties and cost reimbursement from other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Where we share costs with our collaboration partners, such as in our Biogen Collaboration Agreement, research and development expenses may include cost sharing reimbursements from or payments to our partner, respectively.
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
We expect to continue to incur certain expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, insurance expenses, investor relations activities and other administrative and professional services. We expect to increase our administrative headcount as we advance our product candidates through clinical development, which will increase our general and administrative expenses.
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents, and marketable securities, gains and losses on foreign currency hedges, and sublease income.

Results of Operations
Comparison of the years ended December 31, 2020 and 2019
The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
Collaboration revenue:
Collaboration revenue from customers	335,561	26,320	309,241	*
Other collaboration revenue	98	358	(260)	(73)
Total Collaboration revenue	335,659	26,678	308,981	*
Operating expenses:
Research and development	212,615	193,382	19,233	10
General and administrative	60,326	46,480	13,846	30
Total operating expenses	272,941	239,862	33,079	14
Income (loss) from operations	62,718	(213,184)	275,902	*
Interest and other income, net	9,241	15,219	(5,978)	(39)
Income (loss) before income taxes	71,959	(197,965)	269,924	*
Income tax (expense) benefit	(823)	351	(1,174)	*
Net income (loss)	$71,136	$(197,614)	$268,750	*	%
__________________________________________________
*     Percentage is not meaningful.
Collaboration revenue. Collaboration revenue was $335.7 million for the year ended December 31, 2020 compared to $26.7 million recognized for the year ended December 31, 2019. The increase of $309.0 million was primarily due to $307.4 million of revenue recognized under our Biogen Collaboration Agreement in 2020. There was also an increase in revenue from our collaboration with Takeda of $21.2 million driven by increased costs incurred in the programs partnered with Takeda, partially offset by a decrease of $19.6 million in revenue from our collaboration with Sanofi driven by a $10.0 million milestone recognized in the year ended December 30, 2019 related to the Peripheral program and the winding down of revenue for retained activities as activities are transferred to Sanofi.
Research and development expenses. Research and development expenses were $212.6 million for the year ended December 31, 2020 compared to $193.4 million for the year ended December 31, 2019.

The following table summarizes our research and development expenses by program and category (in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
LRRK2 program external expenses(1)	$19,668	$32,498	$(12,830)	(39)%
EIF2B program external expenses	9,424	5,411	4,013	74
ETV:IDS program external expenses	16,331	14,144	2,187	15
TV platform and other program external expenses	18,668	16,087	2,581	16
Other external research and development expenses	26,509	30,011	(3,502)	(12)
Personnel related expenses(2)	88,997	62,527	26,470	42
Other unallocated research and development expenses	33,018	32,704	314	1
Total research and development expenses	$212,615	$193,382	$19,233	10%
__________________________________________________
(1)Includes an offset to expense due to related party cost reimbursement of $9.3 million.
(2)Personnel-related expenses include stock-based compensation expense of $29.0 million and $19.3 million for the years ended December 31, 2020 and 2019, respectively, reflecting an increase of $ 9.7 million.

The increase in research and development expenses of approximately $19.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to the following:
•an increase of $26.4 million in personnel-related expenses, consisting of a $16.7 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $9.7 million increase in stock-based compensation expense primarily attributable to additional equity award grants and our increasing market price;
•increases of $4.0 million and $2.2 million in EIF2B and ETV:IDS program external expenses, respectively, reflecting the progress of these programs in clinical trials during 2020;
•$2.6 million of increased TV platform and other program external expenses, reflecting our increased investment in our pipeline, including the progress in our PTV:PGRN and ATV:Trem2 programs as well our continued investment in developing a deep pipeline; and
•$0.3 million of increased other unallocated research and development expenses, which was primarily due to an increase in facilities-related expenses of $1.7 million resulting from increased rent expense associated with the new headquarters lease, partially offset by a $0.7 million decrease in lab consumable expenses, and a $0.7 million decrease in other general costs, such as travel and IT related expenses attributable to our research and development departments, both due to the impact of the COVID-19 pandemic.
These increases were partially offset by a decrease of $12.8 million in the LRRK2 program external expenses primarily due to cost sharing reimbursements from Biogen, and a $3.5 million decrease in other external research and development expenses.
General and administrative expenses. General and administrative expenses were $60.3 million for the year ended December 31, 2020 compared to $46.5 million for the year ended December 31, 2019. The increase of $13.8 million was primarily attributable to the following:
•$8.5 million of increased personnel-related expenses, driven by higher general and administrative headcount and stock-based compensation expense associated with additional equity award grants and our increasing market price;
• $3.4 million of increased legal and other professional services expenses, primarily associated with the execution of the Biogen Collaboration Agreement;

•$1.5 million of increased other general costs, primarily attributable to insurance, tax and IT related expenses; and
• $0.4 million of increased facilities related expenses, including increased rent expense associated with the new headquarters lease.

Interest and other income, net. Interest and other income, net was $9.2 million for the year ended December 31, 2020 compared to $15.2 million for the year ended December 31, 2019. The decrease of $6.0 million was primarily due to a $7.0 million decrease in interest income earned on our investments due to declining interest rates, partially offset by an increase of $1.0 million in sublease income received in the year ended December 31, 2020 compared to the year ended December 31, 2019.

Income tax (expense) benefit. There was $0.8 million income tax expense for the year ended December 31, 2020 due to taxable income resulting from the Biogen Collaboration Agreement, compared to $0.4 million income tax benefit for the year ended December 31, 2019 associated with an unrealized gain on marketable securities in other comprehensive income for the year ended December 31, 2019.
Comparison of the years ended December 31, 2019 and 2018
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2019 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Liquidity and Capital Resources
Sources of Liquidity

We fund our operations primarily with the proceeds from our IPO, our follow-on offering, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen. On December 7, 2017, we completed our IPO pursuant to which we issued 15,972,221 shares of our common stock, including 2,083,333 shares sold pursuant the underwriters' full exercise of their option to purchase additional shares, at a price of $18.00 per share. We received net proceeds of $264.3 million from our IPO in December 2017, net of underwriting discounts and commissions, and offering expenses incurred by us.
Pursuant to the Takeda Collaboration Agreement, we have received $55.0 million related to upfront and milestone payments through December 31, 2020. Further, under the associated Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.
Pursuant to the Sanofi Collaboration Agreement, we received an upfront payment of $125.0 million in November 2018, and a milestone payment of $10.0 million in August 2019, which was triggered by the commencement of a DNL758 (SAR443122) Phase 1 clinical trial in healthy volunteers. We have received further payments of $13.7 million for performance of Retained Activities through December 31, 2020.
In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of approximately $193.9 million.
Pursuant to the common stock purchase agreement between us and BIMA (the "Biogen Stock Purchase Agreement"), we received $465.0 million on September 22, 2020 for the sale and issuance of 13,310,243 shares of our common stock. In October 2020, we received $560.0 million from Biogen in upfront payments associated with the Biogen Collaboration Agreement. In December 2020, we received $3.6 million of cost sharing reimbursements from Biogen.

As of December 31, 2020, we had cash, cash equivalents and marketable securities in the amount of $1.5 billion.
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
We have incurred significant net losses in every year since our inception until the year ended December 31, 2020, including net losses $197.6 million, and $36.2 million for the years ended December 31, 2019 and 2018, respectively. We had net income of $71.1 million for the year ended December 31, 2020, as a result of revenue recognized associated with our collaboration arrangement with Biogen. We have also experienced negative cash flow from operations in every year since our inception, excluding the years ended December 31, 2020 and 2018, in which we received significant cash inflows from collaboration partners. As of December 31, 2020, we had an accumulated deficit of $354.4 million. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the 12 months following the filing date of this Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

•our ability and success in securing manufacturing relationships with third parties or in establishing and operating a manufacturing facility;

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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$416,152	$(151,576)	$50,116
Net cash provided by (used in) investing activities	(623,206)	147,712	(287,422)
Net cash provided by financing activities	634,749	6,190	97,019
Net increase (decrease) in cash, cash equivalents and restricted cash	$427,695	$2,326	$(140,287)
Net Cash Provided By Operating Activities
During the year ended December 31, 2020, cash provided by operating activities was $416.2 million, which consisted of net income of $71.1 million, adjusted by non-cash items primarily related to stock-based compensation and depreciation, partially offset by net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities, including most significantly an increase in related party contract liability of $297.4 million associated with the Biogen Collaboration Agreement.
Net Cash Used In Investing Activities
During the year ended December 31, 2020, cash used in investing activities was $623.2 million, which primarily consisted of $1.3 billion of purchases of marketable securities partially offset by $665.4 million in proceeds from the maturity of marketable securities.

Net Cash Provided By Financing Activities
During the year ended December 31, 2020, cash provided by financing activities was $634.7 million, which consisted of $420.1 million associated with the issuance of 13,310,243 shares of our common stock to BIMA in September 2020 under the Biogen Stock Purchase Agreement, $193.9 million in net cash proceeds from our follow-on offering completed in January 2020, and $20.7 million the proceeds from the exercise of options to purchase common stock and issuance of shares pursuant to our employee stock purchase plan ("ESPP") shares.
Years ended December 31, 2019 and 2018
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2019 Annual Report on Form 10-K for a discussion of the cash flows for the years ended December 31, 2019 and 2018.

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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (1)	$97,726	$10,391	$21,814	$23,271	$42,250
Obligations under license and other contractual agreements (2)	31,953	30,815	348	210	580
Total contractual obligations (3)	$129,679	$41,206	$22,162	$23,481	$42,830
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
The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Consolidated Balance Sheet as of December 31, 2020. We are also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.
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
As of December 31, 2020 and 2019, we had open purchase orders for biological product development and manufacturing costs totaling $33.0 million and $21.2 million, respectively. The activities under these purchase orders are expected to be completed by February 2028. As of December 31, 2020 and 2019, we had total non-refundable purchase commitments of $27.1 million and $11.2 million, respectively, under the DMSA.
During the years ended December 31, 2020 and 2019, we incurred costs of $10.8 million and $12.7 million, and made payments of $7.3 million and $12.5 million, respectively, for the development and manufacturing services rendered under the DMSA.

Pursuant to certain license agreements, including our agreement with Genentech, we have obligations to make future milestone and royalty payments to other parties. Additionally, we have certain contingent payments to F-star and former shareholders of F-star Gamma related to the acquisition of F-star Gamma, up to a maximum amount of $447.0 million in the aggregate, as well as liabilities associated with income taxes. However, we are unable to estimate the timing or likelihood of these payments and, therefore, they are not included in the estimates detailed above.
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
Revenue Recognition
License and Collaboration Revenue

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of Topic 606 Revenue from Contracts with Customers (“Topic 606”). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. The accounting treatment pursuant to Topic 606 is outlined below.

The terms of licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply and research and development services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenue. The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. We may also receive reimbursement or make payments to a collaboration partner to satisfy cost sharing requirements. These payments are accounted for pursuant to ASC 808 and are recorded as an offset or increase to research and development expenses, respectively.

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

At contract inception, we assess the goods or services promised in a contract with a customer and identify those distinct goods and services that represent a performance obligation. A promised good or service may not be identified as a performance obligation if it is immaterial in the context of the contract with the customer, if it is not separately identifiable from other promises in the contract (either because it is not capable of being separated or because it is not separable in the context of the contract), or if the promised good or service does not provide the customer with a material right.

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

Research and Development Expenses
We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and the development of our BBB platform technology and include: employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, CDMOs, academic and non-profit institutions and consultants; costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use; license fees; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs. Where we share costs with our collaboration partners, such as in our Biogen Collaboration Agreement, research and development expenses may include cost sharing reimbursements from or payments to our partner, respectively.
As part of the process of preparing financial statements, we are required to estimate and accrue expenses. A portion of our research and development expenses are external costs, which we track on a program-specific basis once a program has commenced a late-stage IND-enabling study. We record the estimated expenses of research and development activities conducted by third-party service providers based upon the estimated amount of services provided within research and development expense in the statements of operations and comprehensive loss. These services include the conduct of preclinical studies and clinical trials, contract manufacturing activities and consulting services. If the costs have been prepaid, this expense reduces the prepaid expenses in the balance sheets, and if not yet invoiced, the costs are included in accrued liabilities in the balance sheets. These costs are a significant component of our research and development expenses. We record amortization of prepaid expenses or accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.
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
Stock-Based Compensation
We have granted stock-based awards, consisting of stock options, restricted stock units, restricted stock awards, and shares issued under its employee stock purchase plan to our employees, certain non-employee consultants and certain members of our board of directors. We measure compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award, which for non-employee stock-based awards became effective subsequent to the adoption of ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting on September 30, 2018. We recognize the corresponding compensation expense of awards over the requisite service period, which is generally the vesting period of the respective award, and we adjust for actual forfeitures as they occur.

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
Stock-based compensation expense was $50.4 million, $38.4 million and $18.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had $125.4 million of total unrecognized stock-based compensation expenses which we expect to recognize over a weighted-average period of 2.8 years.
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
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1,502.4 million as of December 31, 2020, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of December 31, 2020, we had open forward foreign currency exchange contracts with notional amounts of $8.2 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at December 31, 2020 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.8 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Denali Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Denali Therapeutics Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for revenue under the Takeda Collaboration & Option Agreement

Description of the Matter
Collaboration revenue recognized from the Company’s Collaboration and Option Agreement with Takeda Pharmaceutical Company Limited was $27.2 million for the year ended December 31, 2020. As discussed in Note 6 to the consolidated financial statements, the Company entered into a Collaboration and Option Agreement with Takeda Pharmaceutical Company Limited during 2018 to develop and commercialize various research programs. The Company is recognizing the revenue allocated to certain performance obligations using an input method, which involves the measurement of progress toward each performance obligation based on a measurement of the actual costs incurred for the related research and development activities for each program compared to the total costs expected to be incurred to satisfy the respective obligation.

Auditing the Company’s estimated measure of progress is complex. The Company’s estimate of costs expected to be incurred in the future requires estimation of the amounts it expects to incur for research and development by project.

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

Accounting for revenue under the Biogen LRRK2 Collaboration & License Agreements, Right of First Negotiation, Option and License Agreement, and Common Stock Purchase Agreement

Description of the Matter
Collaboration revenue recognized under the Company’s LRRK2 Collaboration & License Agreements, Right of First Negotiation, Option and License Agreement, and Common Stock Purchase Agreement (collectively the “Agreements”) with Biogen MA Inc. and Biogen International GmbH (collectively “Biogen”) was approximately $307.4 million for the year ended December 31, 2020. Contract liability recognized under the Agreements was $297.4 million. As discussed in Note 6 to the consolidated financial statements, the Company entered into the Agreements during 2020 pursuant to which the Company granted Biogen a license to co-develop and co-commercialize Denali’s small molecule LRRK2 inhibitor program, options to the Company’s amyloid beta program utilizing the Company’s Transport Vehicle (“TV”) technology platform and one unnamed program using the Company’s TV technology platform, a right of first negotiation to two additional unnamed programs for various indications for total upfront payments of $560.0 million. In addition, the Company sold 13.3 million shares of its common stock to Biogen for total proceeds of $465.0 million.

Auditing the Company’s revenue recognition for the Agreements is complex and required significant auditor judgement. Significant judgement is required to apply the authoritative accounting guidance at the outset of the Agreements, including the determination of performance obligations and transaction price, as well as allocation of the transaction price among the performance obligations. The allocation of the transaction price among the performance obligations involves estimation of the standalone selling price of each performance obligation which is based on various assumptions, which may include projected income, estimated cost, probability of success of the underlying asset, likelihood of exercising an option and discount rate. Furthermore, the common shares sold to Biogen include certain restrictions, which require the use of a valuation model for purposes of determining the fair value of the shares for financial reporting purposes, with any resulting premium impacting the transaction price.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s process for accounting for revenue recognition of collaboration arrangements with multiple performance obligations. This included testing management’s controls over the identification of performance obligations, the determination of transaction price, and the allocation of transaction price, including management’s review of the methodologies and significant assumptions utilized in the determination of the standalone selling price of the various performance obligations and fair value of common shares sold.

Our audit procedures included, among others, evaluating the Company’s assessment of the authoritative guidance applied to the Agreements, inspecting the Agreements, evaluating management’s interpretation of certain contract provisions when identifying performance obligations, and allocating transaction price to identified performance obligations. We also evaluated the Company’s key assumptions and judgements and tested the completeness and accuracy of the underlying data used to determine the standalone selling price of each performance obligation. We evaluated the significant assumptions by reference to data sources used by management and, where necessary, to information obtained through other independent sources to note whether such information corroborated or contradicted management’s conclusions. We also performed sensitivity analyses over these assumptions to evaluate the extent of resulting changes to the standalone selling prices of the performance obligations and the allocation of the overall transaction price. We also involved valuation specialists to test the Company’s valuation methodologies and conclusions, including those related to the standalone selling prices and fair value of the common shares.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Redwood City, California
February 26, 2021

Denali Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$507,144	$79,449
Short-term marketable securities	962,553	335,907
Cost sharing reimbursements due from related party	5,674	—
Prepaid expenses and other current assets	20,284	14,675
Total current assets	1,495,655	430,031
Long-term marketable securities	32,699	39,886
Property and equipment, net	40,846	46,732
Operating lease right-of-use asset	32,618	33,923
Other non-current assets	2,462	2,659
Total assets	$1,604,280	$553,231
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,071	$2,590
Accrued expenses and other current liabilities	47,145	24,015
Related party contract liability, current	3,569	—
Contract liabilities, current	19,914	18,739
Total current liabilities	71,699	45,344
Related party contract liability, less current portion	293,849	—
Contract liabilities, less current portion	23,325	43,753
Operating lease liability, less current portion	64,175	68,865
Other non-current liabilities	701	379
Total liabilities	453,749	158,341
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 120,531,333 and 96,189,935 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1,531	1,288
Additional paid-in capital	1,503,660	818,803
Accumulated other comprehensive income (loss)	(245)	350
Accumulated deficit	(354,415)	(425,551)
Total stockholders’ equity	1,150,531	394,890
Total liabilities and stockholders’ equity	$1,604,280	$553,231

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Collaboration revenue:
Collaboration revenue from customers(1)	$335,561	$26,320	$129,100
Other collaboration revenue	98	358	60
Total collaboration revenue	335,659	26,678	129,160
Operating expenses:
Research and development(2)	212,615	193,382	143,183
General and administrative	60,326	46,480	32,349
Total operating expenses	272,941	239,862	175,532
Income (loss) from operations	62,718	(213,184)	(46,372)
Interest and other income, net	9,241	15,219	10,132
Income (loss) before income taxes	71,959	(197,965)	(36,240)
Income tax (expense) benefit	(823)	351	—
Net income (loss)	71,136	(197,614)	(36,240)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(595)	999	(281)
Comprehensive income (loss)	$70,541	$(196,615)	$(36,521)
Net income (loss) per share:
Basic net income (loss) per share	$0.65	$(2.07)	$(0.39)
Diluted net income (loss) per share	$0.63	$(2.07)	$(0.39)
Weighted-average shares used in calculating:
Basic net income (loss) per share	108,974,137	95,608,208	92,621,991
Diluted net income (loss) per share	112,703,108	95,608,208	92,621,991
__________________________________________________
(1)Includes related party collaboration revenue from customer of $307,437.
(2)Includes an offset to expense from related party cost reimbursement of $9,260.

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	87,480,362	$1,201	$656,660	$(368)	$(191,697)	$465,796
Issuance of common stock in connection with the Takeda Collaboration Agreement	4,214,559	42	94,364	—	—	94,406
Issuances under equity incentive plans	792,939	8	3,991	—	—	3,999
Vesting of early exercised common stock	234,372	3	371	—	—	374
Vesting of restricted stock awards	1,940,203	19	(19)	—	—	—
Stock-based compensation	—	—	18,791	—	—	18,791
Net loss	—	—	—	—	(36,240)	(36,240)
Other comprehensive loss	—	—	—	(281)	—	(281)
Balance at December 31, 2018	94,662,435	1,273	774,158	(649)	(227,937)	546,845
Issuances under equity incentive plans	973,012	9	6,181	—	—	6,190
Vesting of early exercised common stock	135,424	2	90	—	—	92
Vesting of restricted stock awards and units	419,064	4	(4)	—	—	—
Stock-based compensation	—	—	38,378	—	—	38,378
Net loss	—	—	—	—	(197,614)	(197,614)
Other comprehensive income	—	—	—	999	—	999
Balance at December 31, 2019	96,189,935	1,288	818,803	350	(425,551)	394,890
Issuance of common stock in follow-on offering, net of issuance costs of $632	9,000,000	90	193,858	—	—	193,948
Issuance of common stock in connection with the Biogen Stock Purchase Agreement	13,310,243	133	420,013	—	—	420,146
Issuances under equity incentive plans	1,722,058	17	20,638	—	—	20,655
Vesting of restricted stock units	309,097	3	(3)	—	—	—
Stock-based compensation	—	—	50,351	—	—	50,351
Net Income	—	—	—	—	71,136	71,136
Other comprehensive loss	—	—	—	(595)	—	(595)
Balance at December 31, 2020	120,531,333	$1,531	$1,503,660	$(245)	$(354,415)	$1,150,531

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$71,136	$(197,614)	$(36,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,531	7,991	7,415
Stock-based compensation expense	50,351	38,378	18,791
Net amortization of premiums and (discounts) on marketable securities	55	(5,019)	(2,705)
Non-cash adjustment to operating lease expense	(2,360)	2,117	—
Other non-cash items	38	(351)	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,569)	6,675	(18,290)
Accounts payable	(1,623)	1,033	(526)
Accruals and other current liabilities	22,106	1,500	9,113
Contract liabilities	(19,253)	(6,286)	68,777
Related party contract liability	297,418	—	—
Deferred rent	—	—	3,438
Other non-current liabilities	322	—	379
Net cash provided by (used in) operating activities	416,152	(151,576)	50,116
Investing activities
Purchases of marketable securities	(1,285,468)	(369,696)	(557,930)
Purchases of property and equipment	(3,095)	(17,919)	(3,393)
Maturities and sales of marketable securities	665,357	535,327	273,901
Net cash provided by (used in) investing activities	(623,206)	147,712	(287,422)
Financing activities
Proceeds from issuance of common stock in connection with Collaboration Agreements	420,146	—	94,406
Proceeds from public offering of common stock, net of issuance costs	193,948	—	—
Payments of issuance costs related to issuance for common stock	—	—	(1,342)
Payments of issuance costs related to issuance for preferred stock	—	—	(44)
Proceeds from exercise of awards under equity incentive plans	20,655	6,190	3,999
Net cash provided by financing activities	634,749	6,190	97,019
Net increase (decrease) in cash, cash equivalents and restricted cash	427,695	2,326	(140,287)
Cash, cash equivalents and restricted cash at beginning of year	80,949	78,623	218,910
Cash, cash equivalents and restricted cash at end of year	$508,644	$80,949	$78,623
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$—	$11,343	$14,561
Property and equipment purchases accrued but not yet paid	$67	$—	$335

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
Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. For the Company and its subsidiary, the functional currency has been determined to be U.S. dollars. Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in interest and other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material to the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss).
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the Company had no off-balance sheet concentrations of credit risk.

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
The COVID-19 pandemic has caused increased risk and uncertainty for the Company. Credit risk associated with investments in securities may increase if any institution with which the Company has an investment is significantly impacted by the COVID-19 pandemic. As of December 31, 2020, the Company has not realized any losses on its cash deposits or investments. Further, COVID-19 may impact the timelines and progress of the Company's preclinical activities and clinical trials and may impact its ability to raise capital in the near term.
Convertible Preferred Stock
The Company is authorized to issue 40.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2020 and 2019, the Company had no shares of preferred stock issued or outstanding.
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

Cash, cash equivalents, and restricted cash reported within the Consolidated Statements of Cash Flows is composed of Cash and Cash equivalents reported in the Consolidated Balance Sheets and $1.5 million of restricted cash for the letter of credit for the Company’s headquarters building lease which is included within other non-current assets in the Consolidated Balance Sheets.
Marketable Securities
The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities, or long-term marketable securities on the Consolidated Balance Sheets, are considered available-for-sale, and reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.
The Company classifies investments in securities with remaining maturities of less than one year, or where its intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. The Company classifies investments in securities with remaining maturities of over one year as long-term investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest and other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). Realized gains and losses and declines in value determined to be due to credit losses on marketable securities, if any, are included in interest and other income, net.

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
Accounts Receivable

Accounts receivable are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The accounts receivable balance represents amounts receivable from the Company's collaboration partners, net of an allowance for credit losses, if required.
Derivatives and Hedging Activities
The Company measures its derivative instruments at fair value, and accounts for them as either assets or liabilities included within prepaid expenses and other current assets and accruals and other current liabilities, respectively, on the Consolidated Balance Sheets. Derivatives are adjusted to fair value through interest and other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Leases

The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases as of January 1, 2019. A determination is made as to whether an arrangement is a lease at inception. A right-of-use

(“ROU”) asset and operating lease liability is recognized for identified operating leases in the Consolidated Balance Sheets. The changes in operating lease ROU assets and operating lease liabilities are presented net within non-cash adjustment to operating lease expense in the Consolidated Statements of Cash Flows.
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
The terms of licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply and research and development services and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenue. The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company may also receive reimbursement or make payments to a collaboration partner to satisfy cost sharing requirements. These payments are accounted for pursuant to ASC 808 and are recorded as an offset or increase to research and development expenses, respectively.
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

At contract inception, the Company assesses the goods or services promised in a contract with a customer and identifies those distinct goods and services that represent a performance obligation. A promised good or service may not be identified as a performance obligation if it is immaterial in the context of the contract with the customer, if it is not separately identifiable from other promises in the contract (either because it is not capable of being separated or because it is not separable in the context of the contract), or if the promised good or service does not provide the customer with a material right.

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

Research and Development Expenses
Research and development costs are expensed as incurred. Research and development costs consist of salaries and other personnel related expenses, including associated stock–based compensation, consulting fees, lab supplies, and facility costs, as well as fees paid to other entities that conduct certain research, development and manufacturing activities on behalf of the Company. Where the Company shares costs with collaboration partners, such as in the Biogen Collaboration Agreement, research and development expenses may include cost sharing reimbursements from or payments to the collaboration partner, respectively.
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
The Company measures compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award, which for non-employee stock-based awards became effective subsequent to the adoption of ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting on September 30, 2018. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Expense is adjusted for actual forfeitures of unvested awards as they occur. The Company calculates the fair value measurement of stock options using the Black-Scholes valuation model. The Company uses the fair value of our common stock to determine the fair value of restricted stock awards.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is composed of net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss), primarily unrealized gains or losses on the Company’s marketable securities.
Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

Diluted net income (loss) per share is computed based on the treasury stock method by dividing net income by the weighted-average number of common shares outstanding during the period plus potentially dilutive common equivalent shares outstanding. However, where there is a net loss per ordinary share, no adjustment is made for potentially issuable ordinary shares since their effect would be anti-dilutive. In this case, diluted net loss per share is equal to basic net loss per share.
Recently Issued Accounting Pronouncement
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU No. 2019-12 modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted, and is required to be adopted prospectively, with the exception of certain specific amendments. The Company is currently finalizing its assessment of the impact of this ASU and does not expect it to have a material impact on its Consolidated Financial Statements.
Recently Adopted Accounting Pronouncement

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The Company adopted this standard as of January 1, 2020 using a modified retrospective approach. Adoption of the standard did not have a material impact on the Consolidated Financial Statements.

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$335,284	$—	$—	$335,284
U.S. government treasuries	149,997	—	—	149,997
Short-term marketable securities:
U.S. government treasuries	878,938	—	—	878,938
U.S. government agency securities	—	25,217	—	25,217
Corporate debt securities	—	27,180	—	27,180
Commercial paper	—	31,218	—	31,218
Long-term marketable securities:
U.S. government treasuries	2,561	—	—	2,561
Corporate debt securities	—	30,138	—	30,138
Foreign currency derivative contracts	—	185	—	185
Total	$1,366,780	$113,938	$—	$1,480,718
Liabilities:
Foreign currency derivative contracts	$—	$11	$—	$11
Total	$—	$11	$—	$11

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$54,163	$—	$—	$54,163
U.S. government treasuries	15,989	—	—	15,989
Short-term marketable securities:
U.S. government treasuries	250,070	—	—	250,070
U.S. government agency securities	—	2,000	—	2,000
Corporate debt securities	—	53,479	—	53,479
Commercial paper	—	30,358	—	30,358
Long-term marketable securities:
U.S. government treasuries	13,869	—	—	13,869
Corporate debt securities	—	26,017	—	26,017
Foreign currency derivative contracts	—	85	—	85
Total	$334,091	$111,939	$—	$446,030
Liabilities:
Foreign currency derivative contracts	$—	$8	$—	$8
Total	$—	$8	$—	$8

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2020 or 2019.

3.    Marketable Securities
All marketable securities were considered available-for-sale at December 31, 2020 and 2019. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$878,906	$44	$(12)	$878,938
U.S. government agency securities(2)	25,214	5	(2)	25,217
Corporate debt securities	27,101	79	—	27,180
Commercial paper	31,218	—	—	31,218
Total short-term marketable securities	962,439	128	(14)	962,553
Long-term marketable securities:
U.S. government treasuries	2,561	—	—	2,561
Corporate debt securities(3)	30,147	2	(11)	30,138
Total long-term marketable securities	32,708	2	(11)	32,699
Total	$995,147	$130	$(25)	$995,252
__________________________________________________
(1)Unrealized holding losses on 19 securities with an aggregate fair value of $369.9 million.
(2)Unrealized holding losses on 2 securities with an aggregate fair value of $10.1 million.
(3)Unrealized holding loss on 1 security with an aggregate fair value of $20.1 million.

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
(3)Unrealized holding loss on 1 security with an aggregate fair value of $10.1 million.
(4)Unrealized holding losses on 3 securities with an aggregate fair value of $17.2 million.

As of December 31, 2020 and 2019, some of the Company’s marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of December 31, 2020 and there was no other-than-temporary impairment as of December 31, 2019. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.
The Company recorded unrealized gains on marketable securities in other comprehensive income for the year ended December 31, 2019. As a result, the Company recorded a tax benefit of 0.4 million for the year ended December 31, 2019 on the Consolidated Statements of Operations and Comprehensive Income (Loss) and a corresponding tax charge in other comprehensive income. There was no unrealized gain on marketable securities in other comprehensive income for the years ended December 31, 2020, or 2018, and as such there was no tax benefit recorded for the years ended December 31, 2020 and 2018 on the Consolidated Statements of Operations and Comprehensive Income (Loss).
All of the Company’s marketable securities have an effective maturity of less than two years.
4.    Derivative Financial Instruments
Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures result from portions of the Company's forecasted cash flows being denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound. The derivative instruments the Company uses to hedge this exposure are not designated as cash flow hedges, and as a result, changes in their fair value are recorded in interest and other income, net, on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates and take into consideration the current creditworthiness of the counterparties. Information regarding the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations is provided below.

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of December 31, 2020 and 2019 (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	26	3,855	Jan 2021 - Nov 2021
British Pounds	21	2,658	Jan 2021 - Nov 2021
Total at December 31, 2020	47
Euros	23	1,500	Jan 2020 - Nov 2020
British Pounds	15	2,285	Jan 2020 - Jun 2020
Swiss Francs	10	129	Jan 2020 - Aug 2020
Total at December 31, 2019	48
_________________________________________________
(1)The notional amount represents the net amount of foreign currency that will be received upon maturity of the forward contracts.
Immaterial derivative liabilities are recorded on the Consolidated Balance Sheets as of December 31, 2020, and 2019. A derivative asset balance of $0.2 million is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2020 and an immaterial derivative asset balance is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2019. Net gains of $0.1 million and $0.2 million, and a net loss of $0.2 million, each associated with the Company's derivative instruments, are recognized in interest and other income, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, respectively.
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

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. As the transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration on the acquisition date. To date, the Company has paid consideration of $19.8 million in the aggregate, consisting of up-front and contingent consideration, all of which was recorded as research and development expense as incurred. The Company recognized $1.5 million of contingent consideration as research and development expense for the year ended December 31, 2019. There was no contingent consideration recognized for the year ended December 31, 2020. Any future contingent consideration is expected to be recognized as incurred in research and development expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Under the F-star Collaboration Agreement, the Company is responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. The Company's responsibility for research costs under the first development plan related to an Fcab that targets the transferrin receptor was completed during the year ended December 31, 2018. The responsibility for costs under the second development plan related to an undisclosed Fcab target commenced in February 2019. The Company recognized $1.2 million, $1.1 million, and $0.8 million in research and development expense related to the funding of F-star activities under these development plans during the years ended December 31, 2020, 2019, and 2018, respectively.

6.    Collaboration Agreements
Biogen
Provisional Biogen Collaboration Agreement and Common Stock Purchase Agreement
On August 5, 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) pursuant to which the Company granted Biogen a license to co-develop and co-commercialize Denali’s small molecule LRRK2 inhibitor program (the “LRRK2 Program”), an option in respect of each of (i) the Company’s amyloid beta program utilizing the Company's Transport Vehicle ("TV") technology platform to cross the blood-brain barrier ("BBB") and (ii) one other unnamed program also utilizing the Company's TV technology platform (the “Option Programs”), and a right of first negotiation with respect to two additional unnamed programs for indications within Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis ("ALS") or multiple sclerosis utilizing the Company's TV technology platform (the “ROFN Programs”) should the Company decide to seek a collaboration with a third party for such programs. The Provisional Biogen Collaboration Agreement was a binding agreement, which became effective on the closing of the Common Stock Purchase Agreement ("SPA"), as described further below. The Provisional Biogen Collaboration Agreement expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement").
Under the terms of the Provisional Biogen Collaboration Agreement, Biogen was obligated to pay the Company a $560.0 million upfront payment, payable upon execution of the Biogen Collaboration Agreement, which occurred in October 2020. With respect to the LRRK2 Program, Biogen is required to make milestone payments up to approximately $1.125 billion upon achievement of certain development and sales milestone events. Such milestone payments include $375.0 million in development, $375.0 million upon first commercial sale, and $375.0 million in net sales-based milestones. The Company will share 50% of the profits and losses with Biogen for LRRK2 Products in the United States, and 40% of such profits and losses in China. The Company will be entitled to receive royalties in the high teens to low twenties percentages on net sales for LRRK2 Products outside of the United States and China.
Under the terms of the Provisional Biogen Collaboration Agreement, through the effective date of the Biogen Collaboration Agreement, the Company conducted and controlled LRRK2 clinical development. Subsequently, the Company and Biogen are jointly developing LRRK2 Products pursuant to a clinical development plan set forth within the LRRK2 Agreement. The parties share responsibility and costs for global development of LRRK2 Products pursuant to a mutually agreed development plan and budget ("LRRK2 Development Activities"), with Biogen funding 60% and the Company funding 40% of such costs.
The Company may opt out of development cost sharing worldwide and, upon such election, from any further profit-sharing from the LRRK2 Program. The Company also has the right to opt-out of the profit sharing arrangement for the LRRK2 Program or for only those LRRK2 Products that do not penetrate the BBB (“Peripheral LRRK2 Products”), in each of the United States and China. After such an opt out, the Company will no longer be obligated to share in the development and commercialization costs for, or be entitled to share in the applicable revenues from, such LRRK2 Program (or from the Peripheral LRRK2 Products) for such country, as applicable. If the Company chooses to exercise its opt out rights, the Company will be entitled to receive tiered royalties on net sales of the applicable LRRK2 Program in the relevant country (or countries). The royalty rates for the applicable LRRK2 Program will be a percentage in the high teens to low twenties, but may increase to the mid-twenties if the Company has met certain co-funding thresholds or there has been a first commercial sale at the time of the Company's election.

In addition to the LRRK2 Program, Biogen received an exclusive option to license two preclinical programs enabled by the Company's TV technology platform, which platform aims to improve brain uptake of biotherapeutics, including its Antibody Transport Vehicle ("ATV"): Abeta program ("ATV-enabled anti-amyloid beta program") and a second program utilizing the Company's TV technology for an unnamed target ("TV program"), excluding small molecules, Adeno-associated viruses ("AAV") and oligonucleotides. Biogen’s option may be exercised up to initiation of investigational new drug ("IND")-enabling studies for each program and continues for each program until a specified period of time after delivery of an option data package, or thirty business days after the 5th anniversary of the effective date of the Provisional Biogen Collaboration Agreement, whichever is earlier.
Further, Biogen will have the right of first negotiation ("ROFN") on two additional TV-enabled therapeutics within Alzheimer’s disease, Parkinson’s disease, ALS or multiple sclerosis should the Company decide to seek a collaboration with a third party for such programs, but this does not include any of the Company’s small molecule, AAV or oligonucleotide programs. The ROFN period continues until seven years after the effective date of the Provisional Biogen Collaboration Agreement or the date on which the Company has offered Biogen two ROFN Programs, whichever is earlier. However, if the Company does not execute an agreement with a third party with respect to a particular ROFN Program offered to Biogen within a specified amount of time, Biogen will have one additional right to exercise the ROFN again with respect to such ROFN Program.
In connection with the Provisional Biogen Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with BIMA on August 5, 2020, pursuant to which the Company agreed to issue and sell, and BIMA agreed to purchase, 13,310,243 shares of the Company’s common stock (the “Shares”) for an aggregate purchase price of $465.0 million pursuant to the terms and conditions thereof. Since the shares of common stock owned by Biogen as of December 31, 2020 represent more than 10% of the voting interest of the Company, Biogen is considered a related party as defined in ASC 850. Management determined that it was appropriate to account for the Provisional Biogen Collaboration Agreement and the SPA as one arrangement because they were entered into at the same time with interrelated financial terms.
On September 22, 2020, the Company closed the sale of the Shares to BIMA pursuant to the Stock Purchase Agreement. The estimated fair market value of the Shares issued to BIMA was $420.1 million, based on the closing stock price of $35.87 on the date of issuance adjusted by a discount for lack of marketability due to certain holding period restrictions, which was valued using an option pricing model. This stock issuance resulted in a $44.9 million premium paid to the Company above the estimated fair value of the Company's common stock (the "Stock Premium"), which forms part of the transaction price for the Provisional Biogen Collaboration Agreement.
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
At inception, there was no transaction price for the Provisional Biogen Collaboration Agreement. On September 22, 2020, as noted above, the $44.9 million Stock Premium was included in the transaction price. All other potential future payments were considered constrained at inception through execution of the Biogen Collaboration Agreement since they were all contingent on the execution of the Biogen Collaboration Agreement.

Through execution of the Biogen Collaboration Agreement, management determined that no performance obligation was satisfied or delivered to Biogen. Since no performance obligation had been satisfied, no related party revenue was recognized under ASC 606 prior to execution of the Biogen Collaboration Agreement.
Biogen Collaboration Agreement
The Company entered into the LRRK2 Agreement with Biogen on October 4, 2020 and the ROFN and Option Agreement on October 6, 2020. Collectively these are known as the Biogen Collaboration Agreement, the material terms of which are consistent with, and supersede, the Provisional Biogen Collaboration Agreement discussed above.
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
In October 2020, the Company received upfront payments totaling $560.0 million pursuant to the Biogen Collaboration Agreement.
The Biogen Collaboration Agreement is considered a contract modification to the Provisional Biogen Collaboration Agreement and will be accounted for as a termination of the provisional agreement and commencement of a new contract.

The Company identified the following distinct performance obligations associated with the Biogen Collaboration Agreement that had not yet been delivered under the original contract: the LRRK2 Program license, the research services for the ATV:Abeta and TV programs (“Option Research Services”) which include option joint steering committee ("JSC") participation, and a material right for an option under the ROFN and Option Agreement. Further, the LRRK2 Development Activities which includes LRRK2 JSC and joint development committee (“JDC”) participation was identified as a unit of account under ASC 808. The LRRK2 Development Activities, JSC and JDC participation are considered to be a single unit of account since the development activities are highly interrelated with the JSC and JDC involvement and these are not distinct in the context of the contract. Further, the same was considered to be true for the option research services and option JSC participation performance obligation.

The Company believes that the Biogen Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Agreements. The Company also believes that Biogen meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for all of the performance obligations identified at inception except for the LRRK2 Development Activities. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for guidance where the performance obligation does not fall under ASC 606, and determined that for the interim LRRK2 development activities subject to cost sharing provisions, the guidance in ASC 730, Research and Development should be applied.

The transaction price at inception included fixed consideration consisting of the upfront fee of $560.0 million and the $44.9 million premium on the sale of common stock. All potential future milestones and other payments were considered constrained at the inception of the Biogen Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception of the Biogen Collaboration Agreement through December 31, 2020, there was no change to the transaction price.

The respective standalone value for each of the performance obligations was determined by applying the SSP method and the transaction price was allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery, resolution of an option, or the provision of services.

The Company used an adjusted market assessment approach to estimate the selling price for the LRRK2 Program license, an expected cost plus margin approach for estimating the Option Research Services and estimated the intrinsic value of the material right for the option, taking into account the likelihood that an option would be exercised. The LRRK2 Program license was delivered on or around the effective date of the Biogen Collaboration Agreement and the revenue allocated to this performance obligation was recognized during the year ended December 31, 2020. The Option Research Services are expected to be delivered over time as the services are performed, with revenue being recognized over time based on costs incurred to perform the services, since the level of costs incurred over time is thought to best reflect the transfer of services to Biogen. Revenue allocated to the material right for an option under the ROFN and Option Agreement is deferred as a contract liability until the option opt in period ends, expiration or ROFN and Option Agreement termination. The LRRK2 Development Activities cost sharing reimbursements or expenses will be recognized over time as earned or incurred, since this is believed to directly correlate to the value of the services performed.

A related party contract liability of $297.4 million was recorded on the Consolidated Balance Sheet as of December 31, 2020. Approximately $288.9 million of this contract liability relates to the revenue allocated to the material right for an option under the ROFN and Option Agreement which is being deferred until resolution of the option which is expected to be several years from the balance sheet date, and $8.5 million of this contract liability relates to the portion of the Option Research Services performance obligation yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded $9.3 million of cost sharing reimbursements for interim LRRK2 development activities and LRRK2 Development Activities as an offset to research and development expenses in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2020, of which $5.7 million was recorded as cost sharing reimbursements due from Biogen on the Consolidated Balance Sheet as of December 31, 2020.

In assessing the Biogen Collaboration Agreement, management exercised considerable judgment in estimating revenue to be recognized, specifically related to estimating the discount for lack of marketability associated with the stock issuance, determining the separate performance obligations under the Biogen Collaboration Agreement, and estimating the standalone selling price of those performance obligations.

As of December 31, 2020, the Company had not achieved any milestones or recorded any product sales under the Biogen Collaboration Agreement.
Sanofi
In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule CNS and peripheral receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitors contributed by Sanofi and by the Company will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 at which time Sanofi paid the Company an upfront payment of $125.0 million. Under the Sanofi Collaboration Agreement, the Company is eligible to receive milestone payments from Sanofi up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and Japan for three indications.
The Company will share profits and losses equally with Sanofi for CNS Products sold in the United States and China, and receive variable royalties on net sales for CNS Products sold outside of the United States and China and for Peripheral Products sold worldwide.

The Company and Sanofi will jointly develop CNS Products pursuant to a global development plan. The Company will be responsible, at its own cost, for conducting Phase 1 and Phase 2 trials for CNS Products in Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease ("Denali CNS Development Activities"). The Company conducted, at Sanofi’s cost, a Phase 1b trial for the initial lead CNS penetrant RIPK1 inhibitor, DNL747 (SAR443060), in ALS. In June 2020, the Company announced that clinical activities on DNL747 would be paused and efforts focused on the development of the backup preclinical candidate, DNL788 (SAR443820). Other than with the Denali CNS Development Activities, Sanofi is responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for ALS and multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and the Company funding 70% and 30% of such costs, respectively. Sanofi will also lead the commercialization activities globally for CNS Products, subject to certain options that the Company has to conduct co-commercialization activities with respect to each CNS Product in the United States and China.

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

The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. The transaction price increased by $1.0 million, $10.4 million and $2.3 million, for the years ended December 31, 2020, 2019 and 2018, respectively, related to costs incurred for Retained Activities that were no longer constrained. Additionally, the $10.0 million milestone triggered by the commencement of a DNL758 (SAR443122) Phase 1 clinical trial in healthy volunteers was included in the increase in transaction price for the year ended December 31, 2019.

The respective standalone value for each of the performance obligations was determined by applying the SSP method and the transaction price allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery or the provision of services.

The Company used an adjusted market assessment approach to estimate the selling price for the program licenses, and an expected cost plus margin approach for estimating the Alzheimer’s Disease Services and the Retained Activities. The program licenses and existing know-how were delivered on the effective date of the Sanofi Collaboration Agreement. The Alzheimer’s Disease Services and the Retained Activities were expected to be delivered over time as the services are performed. For the Alzheimer's Disease Services, revenue will be recognized over time using the input method, based on costs incurred to perform the services, since the level of costs incurred over time is thought to best reflect the transfer of services to Sanofi. For the Retained Activities, revenue will be recognized over time using the output method, based on amounts invoiced to Sanofi, since this is believed to directly correlate to the value of the services performed.

A contract liability of $3.4 million and $3.5 million was recorded on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. This contract liability relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded a receivable associated with the Sanofi Collaboration Agreement on the Consolidated Balance Sheets as of December 31, 2020 and 2019 of $44,303 and $1.2 million, respectively.
In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.

Through December 31, 2020, the Company has received milestone payments of $10.0 million and has not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by the Company's BBB delivery technology and intended for the treatment of neurodegenerative disorders. The programs were the Company’s ATV:BACE1/Tau, and ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. Takeda may pay up to an aggregate of $25.0 million with respect to each of the three programs directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, $5.0 million of which was paid upon the Takeda Collaboration Agreement becoming effective. In February 2019, the agreement was amended to replace the ATV:BACE1/Tau program with the ATV:Tau program. The amendment did not have a material impact to the consolidated financial statements.

Under the Takeda Collaboration Agreement and unless otherwise agreed jointly between both parties, the Company will be responsible, at its cost, for conducting activities relating to pre-IND development of biologic products directed to the three identified targets and enabled by its BBB delivery technology targeting TfR during the applicable research period. The period through which the option can be exercised continues for each target until the first biologic product directed to the relevant target is IND-ready or approximately five years after selection of the target, whichever is earlier.

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

Pursuant to the terms of the Takeda Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with Takeda on January 3, 2018, pursuant to which Takeda purchased 4,214,559 shares of the Company’s common stock (the "Shares") for an aggregate purchase price of $110.0 million. The sale of the Shares closed on February 23, 2018. The fair market value of the common stock sold to Takeda was $94.4 million, based on the closing stock price of $22.40 on the date of issuance, resulting in a $15.6 million premium paid to the Company above the fair value of the Company's common stock which was credited to contract liability in the Company's Consolidated Balance Sheets.

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

The remaining $44.0 million of preclinical milestones were considered constrained at the inception of the Takeda Collaboration Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Additionally, cost and profit-sharing income, and the development and commercial milestones as outlined above, have not been considered given Takeda has not exercised its options for the development and commercial phases for any program. There was no change in the transaction price during the years ended December 31, 2020, 2019 and 2018. This will be reassessed at each reporting period.

The transaction price has been ascribed in its entirety to the three performance obligations identified in the research term of the Takeda Collaboration Agreement.

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue is being recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the years ended December 31, 2020 and 2019.

A contract liability of $39.8 million and $59.0 million was recorded on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. This contract liability relates to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be several years. In December 2020 and January 2021, GLP toxicology studies were initiated for PTV:PGRN and ATV:TREM2, respectively, triggering the second preclinical milestone payments of $8.0 million for each program. There was a receivable of $8.0 million for the PTV:PGRN milestone as of December 31, 2020 and no receivable as of December 31, 2019, related to the Takeda Collaboration Agreement. The second preclinical milestone payment for PTV:PGRN was received in January 2021.

Revenue recognized relating to future milestone payments of $4.6 million and $2.4 million, which the Company concluded is probable that a significant reversal in the amount recognized will not occur, is presented net in the contract liability on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

In assessing the Takeda Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations in the research period, estimating variable consideration, and estimating total future costs when using the input method. There is some increase in the judgment required in estimating the timing of future costs due to the COVID-19 pandemic. This is because it is challenging to predict the duration and extent of the impact of the COVID-19 pandemic on the third-party service providers assisting with the Company's ATV:Tau, ATV:TREM2 and PTV:PGRN programs. This may impact the split between current and non-current contract liability on the Consolidated Balance Sheets in the future.

Through December 31, 2020, the Company had received $15.0 million in preclinical milestone payments from Takeda and had not recorded any product sales under the Takeda Collaboration Agreement.

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Takeda Collaboration Agreement(1)	$27,155	$5,926	$5,677
Sanofi Collaboration Agreement:
CNS Program License	—	—	73,932
Peripheral Program License	—	10,000	47,148
Alzheimer's Disease Services(2)	98	358	60
Retained Activities	969	10,394	2,343
Total Sanofi Collaboration Revenue	1,067	20,752	123,483
Biogen Collaboration Agreement:
LRRK2 Program License	306,545	—	—
Option Research Services	892	—	—
Total Biogen Collaboration Revenue	307,437	—	—
Total Collaboration Revenue	$335,659	$26,678	$129,160
_________________________________________________
(1)$19.6 million of revenue for the year ended December 31, 2020 was included in the contract liability balance at the beginning of the year. All of the revenue recognized in the year ended December 31, 2019 was included in the contract liability balance at the beginning of the year. There was no deferred revenue at the beginning of the year ended December 31, 2018.
(2)Revenue for the years ended December 31, 2020 and 2019 represent amounts that were included in the contract liability balance at the beginning of the respective year. There was no deferred revenue at the beginning of the year ended December 31, 2018.
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
The Company may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In addition, the Company may owe royalties on net sales of licensed products ranging from low to high single-digit percentages. Under the terms of our LRRK2 Agreement with Biogen, Biogen is responsible for 50% of any payment obligation to Genentech under this agreement accruing after October 4, 2020.
To date, the Company has paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No expenses were recorded in the years ended December 31, 2020, 2019 or 2018.

8.    Balance Sheet Components
Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2020	2019
Lab equipment	$24,216	$21,846
Leasehold improvements	34,738	34,563
Computers equipment and purchased software	1,254	1,156
Furniture and fixtures	1,440	1,440
Total property and equipment	61,648	59,005
Less: accumulated depreciation	(20,802)	(12,273)
Total property and equipment, net	$40,846	$46,732
Depreciation expense was $8.5 million, $8.0 million and $7.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	As of December 31,
	2020	2019
Accrued compensation	$20,503	$8,739
Accrued clinical costs	6,497	5,042
Accrued manufacturing costs	7,140	2,027
Accrued other research & development costs	5,278	3,224
Accrued general and administrative, shared costs, and other current liabilities	3,037	1,318
Operating lease liability, current	4,690	3,665
Total accrued expenses and other current liabilities	$47,145	$24,015

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
The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Consolidated Balance Sheets. The Company is also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.

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
Total operating lease costs, including variable and short-term lease costs, was $11.1 million and $10.2 million for the year ended December 31, 2020 and 2019, respectively. Rent expense excluding amortization of leasehold improvements was $6.0 million for the year ended December 31, 2018.
Operating lease liabilities are calculated as the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2020, the weighted average remaining lease term is 8.3 years and the weighted average discount rate used to determine the operating lease liability was 9.0%. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 was $9.7 million and was included in net cash used in operating activities in the Company's Consolidated Statements of Cash Flows.

The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2020 (in thousands):

Year Ended December 31:
2021	$10,391
2022	10,731
2023	11,083
2024	11,447
2025	11,824
Thereafter	42,250
Total undiscounted lease payments	97,726
Present value adjustment	(28,861)
Net operating lease liabilities	$68,865
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses, such as taxes and insurance for the New Premises to the sublessee, which are treated as variable sublease income. Total sublease income, including rent and variable sublease cost reimbursements, was $3.6 million and $2.6 million for the year ended December 31, 2020 and 2019, respectively. There was no sublease income for the year ended December 31, 2018.
The following table details the future undiscounted cash inflows relating to the Company's Sublease Agreement as of December 31, 2020 (in thousands):

Year Ended December 31:
2021	$2,925
2022	3,009
2023	3,096
2024	876
2025 and thereafter	—
Total undiscounted sublease receipts	$9,906
Indemnification
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), or Consolidated Statements of Cash Flows.

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
As of December 31, 2020 and 2019, the Company had open purchase orders for biological product development and manufacturing costs totaling $33.0 million and $21.2 million, respectively. The activities under these purchase orders are expected to be completed by February 2028. As of December 31, 2020 and 2019, the Company had total non-cancellable purchase commitments of $27.1 million and $11.2 million, respectively, under the DMSA.
During the years ended December 31, 2020, 2019 and 2018, the Company incurred costs of $10.8 million, $12.7 million, and $3.9 million, respectively, and made payments of $7.3 million, $12.5 million, and $3.4 million respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under license and other agreements of $4.8 million and $1.1 million as of December 31, 2020 and 2019, respectively.
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

On January 13, 2021, the parties to the derivative action entered into a settlement agreement, subject to Court approval and certain other closing conditions, the terms of which were disclosed via Form 8-K filed on February 5, 2021. Amounts owed by the Company pursuant to the settlement agreement are not material to the Company.

10.    Stock-Based Awards
2017 Equity Incentive Plan
In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which initially reserved approximately 6.4 million shares of common stock for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. The 2017 Plan provides that the number of shares reserved and available for issuance under the 2017 Plan will automatically increase each January 1, beginning on January 1, 2019, by the lesser of (i) 10.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2020, common stock available for issuance under the 2017 Plan was increased by approximately 4.8 million shares as a result of this automatic increase provision.
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
As of December 31, 2020 and 2019, there were approximately 3.7 million and 3.4 million common shares available for the Company to grant under the 2017 Plan, respectively.

Stock Option Activity
The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	11,640,734	$12.96	7.79	$51,879
Options granted	3,518,298	26.24
Options exercised	(1,487,426)	11.55
Options forfeited	(711,680)	20.57
Balance at December 31, 2020	12,959,926	$16.31	7.37	$874,026
Options vested and expected to vest at December 31, 2020	11,215,194	$18.75	7.79	$717,292
Options exercisable at December 31, 2020	5,301,186	$14.28	6.95	$368,335
Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $43.8 million, $13.1 million, and $9.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019, and 2018 the weighted-average grant-date fair value of the options vested was $11.51, $10.09, and $3.85 per share, respectively. The weighted-average grant date fair value of all options granted during the years ended December 31, 2020, 2019 and 2018 was $15.67, $11.86, and $14.79 per share, respectively.
Stock Options Granted to Employees with Service-Based Vesting
The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	65.2% - 67.1%	65.5% - 77.8%	79.4% - 87.4%
Risk-free interest rate	0.3% - 1.7%	1.5% - 2.6%	2.6% - 3.1%
Dividend yield	—	—	—
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
These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. In the event that neither of these market triggers are achieved by the specified timelines, such awards will terminate with respect to that portion of the shares. The expense recognized associated with these performance- and market- contingent awards was $0.3 million of general and administrative expense during the year ended December 31, 2020, and $5.2 million and $0.5 million of general and administrative expense and research and development expense, respectively, for the year ended December 31, 2019.
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
Aggregated information regarding RSUs granted under the Plan for the year ended December 31, 2020 is summarized below:

	Share Awards & Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2019	882,636	$18.67
Granted	1,903,041	29.31
Vested and released	(309,097)	19.23
Forfeited	(174,901)	30.94
Unvested at December 31, 2020	2,301,679	$27.08
Expected to vest – December 31, 2020	2,301,679	$27.08
The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest. The total intrinsic value of RSUs expected to vest was $192.8 million as of December 31, 2020. During the years ended December 31, 2019 and 2018 the weighted-average grant-date fair value of RSUs granted was $18.86 and $15.92, respectively. The total fair value of RSUs that vested during the year ended December 31, 2020 was $8.7 million, and of RSUs and RSAs that vested during the years ended December 31, 2019, and 2018 (measured on the date of vesting) was $8.8 million, and $37.0 million, respectively.

Employee Stock Purchase Plan

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), which initially reserved 1.0 million shares of common stock for employee purchases under terms and provisions established by the Board of Directors. The 2017 ESPP provides that the number of shares reserved and available for issuance under the 2017 ESPP will automatically increase each January 1, beginning on January 1, 2020, by the lesser of (i) 2.0 million shares, (ii) 1% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2020, common stock available for issuance under the 2017 ESPP was increased by approximately 1.0 million shares as a result of this automatic increase provision.
Under the 2017 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The 2017 ESPP provides for consecutive, overlapping 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 31 or November 30 of each year, except for the first offering period which commenced on December 8, 2017, the first trading day after the effective date of the Company’s initial public offering. Contributions under the 2017 ESPP are limited to a maximum of 15% of an employee's eligible compensation. We issued 0.2 million shares of common stock under the 2017 ESPP during each of the years ended December 31, 2020, 2019, and 2018.

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$29,002	$19,261	$10,093
General and administrative	21,349	19,117	8,698
Total	$50,351	$38,378	$18,791
As of December 31, 2020, total unamortized stock-based compensation expense related to employee and non-employee awards was $125.4 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.8 years.

For the year ended December 31, 2020, tax benefit realized related to awards vested or exercised during the period was $1.0 million. There was no tax benefit realized related to awards vested or exercised during the years ended December 31, 2019 and 2018. There is no tax benefit on total stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 since the company has recorded a full valuation allowance on all deferred tax assets.
11.    Defined Contribution Plan
The Company sponsors a 401(k) retirement savings plan for the benefit of its employees, including Denali's named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $1.9 million, $1.6 million, and $0.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

12.    Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Current:
U.S. Federal	$—	$—
U.S. State	823	—
Foreign	—	—
Total Current	$823	$—

Deferred:
U.S. Federal	$—	$(338)
U.S. State	—	(13)
Foreign	—	—
Total deferred	$—	$(351)

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Taxes at the U.S. statutory tax rate	21.0%	21.0%	21.0%
Effect of Tax Act	1.1	—	—
Change in valuation allowance	(4.0)	(24.4)	(20.7)
Research tax credits	(9.2)	3.5	10.2
Stock-based compensation	(7.9)	0.1	(0.7)
Nondeductible acquisition-related costs	—	—	(9.5)
Other	0.1	(0.1)	(0.3)
Total provision for income taxes	1.1%	0.1%	—%

The effective tax rate for the year ended December 31, 2020 is different from the federal statutory tax rate primarily due to research tax credits, stock-based compensation deductions and the valuation allowance against deferred tax assets. For the years ended December 31, 2019 and 2018, the difference is primarily due to the valuation allowance against deferred tax assets.

Deferred Income Taxes
The components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$54,110	$56,612
Tax credit carryforwards	27,411	19,133
Contract liabilities	15,344	13,516
Operating lease liability	17,179	15,686
Stock-based compensation	18,709	9,513
Accruals and other	17,767	11,815
Gross deferred tax assets	150,520	126,275
Valuation allowance	(133,054)	(112,713)
Net deferred tax assets	17,466	13,562
Deferred tax liabilities:
Property and equipment	(9,329)	(6,225)
Operating lease right-of-use asset	(8,137)	(7,337)
Net deferred tax assets	$—	$—
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a 100% valuation allowance against its net deferred tax assets as of December 31, 2020 and 2019. There was an increase in the net valuation allowance of $20.3 million during the year ended December 31, 2020.
As of December 31, 2020, the Company has federal net operating loss (“NOL”) carryforwards of approximately $212.7 million, which are available to reduce future taxable income, and has federal R&D and orphan drug tax credits of approximately $20.4 million and $3.3 million respectively, both of which may be used to offset future tax liabilities. The federal NOL and federal tax credit carryforwards will begin to expire in 2035. The Company also has state NOL carryforwards of approximately $133.9 million, which are available to reduce future taxable income, and has state tax credits of approximately $13.6 million which may be used to offset future tax liabilities. The state NOL will begin to expire in 2035 and the state tax credit carryforwards will be carried forward indefinitely.
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2020	2019	2018
Unrecognized tax benefits at January 1	$5,299	$2,642	$1,146
Additions for tax positions taken in a prior year	—	107	—
Additions for tax positions taken in the current year	3,009	2,595	1,506
Reductions for tax positions taken in the prior year	(169)	(45)	(10)
Unrecognized tax benefits at December 31	$8,139	$5,299	$2,642
If recognized, $0.3 million of the unrecognized tax benefits would reduce the annual effective tax rate for the year ended December 31, 2020, primarily due to corresponding adjustments to the valuation allowance. If recognized, none of the unrecognized tax benefits would reduce the annual effective tax rate for the year ended December 31, 2019. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2020, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
13.    Net Income (Loss) and Net Income (Loss) Per Share
The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$71,136	$(197,614)	$(36,240)
Denominator:
Weighted average number of shares outstanding, basic	108,974,137	95,608,208	92,621,991
Dilutive effect of outstanding common stock options, ESPP shares issuable, and restricted shares	3,728,971	—	—
Weighted average number of shares outstanding, diluted	112,703,108	95,608,208	92,621,991
Net income (loss) per share, basic	$0.65	$(2.07)	$(0.39)
Net income (loss) per share, diluted	$0.63	$(2.07)	$(0.39)

Potentially dilutive securities that were not included in the diluted per share calculations for the years ended December 31, 2020, 2019 and 2018 because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2020	2019	2018
Options issued and outstanding and ESPP shares issuable	3,286,045	11,921,434	9,789,594
Restricted shares subject to future vesting	879,792	882,636	503,243
Early exercised common stock subject to future vesting	—	—	135,424
Total	4,165,837	12,804,070	10,428,261

14.    Related Party Transactions
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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.     CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Denali Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Denali Therapeutics Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Denali Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2020, and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated May 8, 2015, as amended on June 4, 2015, July 22, 2015 and June 22, 2016.	S-1	333-221522	4.1	11/13/2017
4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-221522	4.2	11/27/2017
4.3	Description of the registrant’s common stock.	—	—	—	Filed herewith
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-221522	10.1	11/27/2017
10.2+	2015 Stock Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-221522	10.2	11/13/2017
10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-221522	10.3	11/27/2017
10.4+	2017 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-221522	10.4	12/7/2017
10.5+	Offer Letter between the Registrant and Ryan J. Watts, Ph.D., dated November 10, 2017.	S-1	333-221522	10.5	11/13/2017
10.6+	Offer Letter between the Registrant and Alexander O. Schuth, M.D., dated November 10, 2017.	S-1	333-221522	10.6	11/13/2017
10.7+	Offer Letter between the Registrant and Steve E. Krognes, dated November 10, 2017.	S-1	333-221522	10.7	11/13/2017
10.8+	Offer Letter between the Registrant and Carole Ho, M.D., dated November 10, 2017.	S-1	333-221522	10.8	11/13/2017
10.9	Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated September 24, 2015.	S-1	333-221522	10.9	11/13/2017
10.10Ü	Exclusive License Agreement between the Registrant and Genentech, Inc., dated June 17, 2016.	S-1	333-221522	10.10	11/13/2017
10.11Ü	License and Collaboration Agreement between the Registrant, F-star Gamma Limited, F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H. and F-star Biotechnology Limited, dated August 24, 2016.	S-1	333-221522	10.11	11/13/2017
10.12Ü	Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017.	S-1	333-221522	10.12	11/13/2017
10.12.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, dated January 18, 2018.	10-K	001-38311	10.12.1	3/19/2018

10.12.2#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017 and Amendment No. 2 dated January 18, 2018, dated July 2, 2018.	10-Q	001-38311	10.1	11/8/2018
10.12.3#	Amendment No. 4 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017 and Amendment No. 2 dated January 18, 2018, and Amendment No. 3 dated July 2, 2018, dated August 30, 2018.	10-Q	001-38311	10.2	11/8/2018
10.12.4#	Amendment No. 5 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, Amendment No. 2 dated January 18, 2018, Amendment No. 3 dated July 2, 2018 and Amendment No. 4 dated August 30, 2018, dated August 6, 2019.	—	—	—	Filed herewith
10.12.5#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, Amendment No. 2 dated January 18, 2018, Amendment No. 3 dated July 2, 2018, Amendment No. 4 dated August 30, 2018 and Amendment No. 5 dated August 6, 2019, dated September 11, 2020.	—	—	—	Filed herewith
10.12.6#	Amendment No. 6 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, Amendment No. 2 dated January 18, 2018, Amendment No. 3 dated July 2, 2018, Amendment No. 4 dated August 30, 2018, Amendment No. 5 dated August 6, 2019 and Amendment No. 3 dated September 11, 2020, dated December 8, 2020.	—	—	—	Filed herewith
10.13+	Amended and Restated Key Executive Change in Control and Severance Plan.	10-Q	001-38311	10.6	11/5/2020
10.14+	Executive Incentive Compensation Plan.	S-1	333-221522	10.14	11/13/2017
10.15+	Amended and Restated Outside Director Compensation Policy.	—	—	—	Filed herewith
10.16#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K/A	001-38311	10.1	7/13/2018
10.17	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.17	3/19/2018
10.18	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.	10-K	001-38311	10.18	3/19/2018
10.19	First Amendment to Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated May 2, 2018.	10-Q	001-38311	10.1	8/9/2018
10.20Ü	Amended and Restated Gamma IP License Agreement between the Registrant and F-star Gamma Limited, dated August 24, 2016	10-Q/A	001-38311	10.2	12/6/2018

10.21Ü	Side Letter between the Registrant and F-star Gamma Limited, dated May 21, 2018	10-Q	001-38311	10.3	8/9/2018
10.22Ü	Share Purchase Agreement between the Registrant and F-star Gamma Limited, dated May 30, 2018	10-Q/A	001-38311	10.4	12/6/2018
10.23#	Collaboration and License Agreement between registrant and Genzyme Corporation ("Sanofi"), dated October 29, 2018	10-K	001-38311	10.25	3/12/2019
10.24	Common Stock Purchase Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.1	11/5/2020
10.25#	Provisional LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.2	11/5/2020
10.26	Standstill and Stock Restriction Agreement between the Registrant and Biogen Inc., dated September 22, 2020.	10-Q	001-38311	10.3	11/5/2020
10.27#	Definitive LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated October 4, 2020.	10-Q	001-38311	10.4	11/5/2020
10.28#	Definitive Right of First Negotiation, Option and License Agreement between the Registrant and Biogen Inc., dated October 6, 2020.	10-Q	001-38311	10.5	11/5/2020
21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity and (v) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Filed herewith

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

DENALI THERAPEUTICS INC.

Date:	February 26, 2021	By:	/s/ Ryan J. Watts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan J. Watts	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Ryan J. Watts, Ph.D.

/s/ Steve E. Krognes	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2021
Steve E. Krognes

/s/ Vicki Sato	Chairperson of our Board of Directors	February 26, 2021
Vicki Sato, Ph.D.

/s/ Marc Tessier-Lavigne	Director	February 26, 2021
Marc Tessier-Lavigne, Ph.D.

/s/ Douglas Cole	Director	February 26, 2021
Douglas Cole, M.D.

/s/ Jennifer Cook	Director	February 26, 2021
Jennifer Cook

/s/ Jay Flatley	Director	February 26, 2021
Jay Flatley

/s/ Peter Klein	Director	February 26, 2021
Peter Klein

/s/ Robert Nelsen	Director	February 26, 2021
Robert Nelsen

/s/ David Schenkein	Director	February 26, 2021
David Schenkein, M.D.
/s/ Nancy A. Thornberry	Director	February 26, 2021
Nancy A. Thornberry