Form 10-Q
period 2021-03-31
Denali Therapeutics Inc.
filed 2021-05-05
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of April 26, 2021 was 121,192,210.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$435,321	$507,144
Short-term marketable securities	977,827	962,553
Cost sharing reimbursements due from related party	2,511	5,674
Prepaid expenses and other current assets	15,963	20,284
Total current assets	1,431,622	1,495,655
Long-term marketable securities	38,885	32,699
Property and equipment, net	41,376	40,846
Operating lease right-of-use asset	32,236	32,618
Other non-current assets	3,739	2,462
Total assets	$1,547,858	$1,604,280
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,626	$1,071
Accrued compensation	4,963	20,503
Accrued clinical costs	5,049	6,497
Accrued manufacturing costs	13,342	7,140
Other accruals and other current liabilities	8,299	8,315
Operating lease liability, current	4,876	4,690
Related party contract liability, current	3,569	3,569
Contract liabilities, current	12,886	19,914
Total current liabilities	54,610	71,699
Related party contract liability, less current portion	292,956	293,849
Contract liabilities, less current portion	31,322	23,325
Operating lease liability, less current portion	62,916	64,175
Other non-current liabilities	701	701
Total liabilities	442,505	453,749
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 121,147,432 shares and 120,531,333 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,537	1,531
Additional paid-in capital	1,528,504	1,503,660
Accumulated other comprehensive loss	(232)	(245)
Accumulated deficit	(424,456)	(354,415)
Total stockholders' equity	1,105,353	1,150,531
Total liabilities and stockholders’ equity	$1,547,858	$1,604,280

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue:
Collaboration revenue from customers(1)	$7,922	$3,552
Other collaboration revenue	1	52
Total collaboration revenue	7,923	3,604
Operating expenses:
Research and development(2)	60,207	51,016
General and administrative	18,936	12,555
Total operating expenses	79,143	63,571
Loss from operations	(71,220)	(59,967)
Interest and other income, net	1,179	3,069
Loss before income taxes	(70,041)	(56,898)
Income tax benefit	—	135
Net loss	(70,041)	(56,763)
Other comprehensive income:
Net unrealized gain on marketable securities, net of tax	13	485
Comprehensive loss	$(70,028)	$(56,278)
Net loss per share, basic and diluted	$(0.58)	$(0.55)
Weighted average number of shares outstanding, basic and diluted	120,884,665	102,419,718
__________________________________________________
(1)Includes related party collaboration revenue from customer of $0.9 million for the three months ended March 31, 2021.
(2)Includes an offset to expense from related party cost reimbursement of $2.5 million for the three months ended March 31, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2021	Shares	Amount
Balance at December 31, 2020	120,531,333	$1,531	$1,503,660	$(245)	$(354,415)	$1,150,531
Issuances under equity incentive plans	334,634	3	3,819	—	—	3,822
Vesting of restricted stock units	281,465	3	(3)	—	—	—
Stock-based compensation	—	—	21,028	—	—	21,028
Net loss	—	—	—	—	(70,041)	(70,041)
Other comprehensive income	—	—	—	13	—	13
Balance at March 31, 2021	121,147,432	$1,537	$1,528,504	$(232)	$(424,456)	$1,105,353

Three Months Ended March 31, 2020
Balance at December 31, 2019	96,189,935	$1,288	$818,803	$350	$(425,551)	$394,890
Issuance of common stock in follow-on offering, net of issuance costs of $632	9,000,000	90	193,858	—	—	193,948
Issuances under equity incentive plans	259,569	3	1,963	—	—	1,966
Vesting of restricted stock units	91,839	1	(1)	—	—	—
Stock-based compensation	—	—	10,785	—	—	10,785
Net loss	—	—	—	—	(56,763)	(56,763)
Other comprehensive income	—	—	—	485	—	485
Balance at March 31, 2020	105,541,343	$1,382	$1,025,408	$835	$(482,314)	$545,311

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(70,041)	$(56,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,108	2,109
Stock–based compensation expense	21,028	10,785
Net amortization of discounts on marketable securities	1,161	(607)
Non-cash adjustment to operating lease expense	(691)	(321)
Other non-cash items	(2)	(53)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,301	(2,454)
Accounts payable	623	(292)
Accruals and other current liabilities	(10,804)	(3,827)
Contract liabilities	969	(3,069)
Related party contract liability	(892)	—
Net cash used in operating activities	(50,240)	(54,492)
Investing activities
Purchases of marketable securities	(463,105)	(153,155)
Purchases of property and equipment	(2,800)	(879)
Maturities and sales of marketable securities	440,500	140,701
Net cash used in investing activities	(25,405)	(13,333)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	—	193,948
Proceeds from exercise of awards under equity incentive plans	3,822	1,965
Net cash provided by financing activities	3,822	195,913
Net increase (decrease) in cash, cash equivalents and restricted cash	(71,823)	128,088
Cash, cash equivalents and restricted cash at beginning of period	508,644	80,949
Cash, cash equivalents and restricted cash at end of period	$436,821	$209,037

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

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 26, 2021 (the "2020 Annual Report on Form 10-K"). The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements as of and for the period then ended. Certain information and footnote disclosures typically included in the Company's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards, if any, discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2021, except as discussed below in the section titled "Recently Adopted Accounting Pronouncement," there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2020 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2020 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the Company had no off balance sheet concentrations of credit risk.

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

The COVID-19 pandemic has caused increased risk and uncertainty for the Company. Credit risk associated with investments in securities may increase if any institution with which the Company has an investment is significantly impacted by the COVID-19 pandemic. As of March 31, 2021, the Company has not realized any losses on its cash deposits or investments. COVID-19 may impact the timelines and progress of the Company's preclinical activities and clinical trials, and may impact its ability to raise capital in the near term.
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

Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Statements of Cash Flows is composed of Cash and Cash equivalents reported in the Condensed Consolidated Balance Sheets and $1.5 million of restricted cash for the letter of credit for the Company’s headquarters building lease, which is included within other non-current assets in the Condensed Consolidated Balance Sheets.
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
Derivatives and Hedging Activities
The Company measures its derivative instruments at fair value, and accounts for them as either assets or liabilities included within Prepaid expenses and other current assets and Other accruals and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. Derivatives are adjusted to fair value through interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Leases

The Company leases real estate, and certain equipment for use in its operations. A determination is made as to whether an arrangement is a lease at inception. A right-of-use (“ROU”) asset and operating lease liability is recognized for identified operating leases in the Condensed Consolidated Balance Sheets. The changes in operating lease ROU assets and operating lease liabilities are presented net within non-cash adjustment to operating lease expense in the Condensed Consolidated Statements of Cash Flows. Certain amounts for the three months ended March 31, 2020 were reclassified to conform to the current period presentation.

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

Comprehensive Loss
Comprehensive loss is composed of net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.
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
Recently Adopted Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU No. 2019-12 modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted, and is required to be adopted prospectively, with the exception of certain specific amendments, which were not applicable to the Company. The Company adopted this standard as of January 1, 2021 using a prospective approach. Adoption of the standard did not have a material impact on its Condensed Consolidated Financial Statements.
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$426,770	$—	$—	$426,770
Short-term marketable securities:
U.S. government treasuries	870,756	—	—	870,756
U.S. government agency securities	—	20,136	—	20,136
Corporate debt securities	—	15,729	—	15,729
Commercial paper	—	71,206	—	71,206
Long-term marketable securities:
U.S. government treasuries	4,050	—	—	4,050
Corporate debt securities	—	34,835	—	34,835
Foreign currency derivative contracts	—	45	—	45
Total	$1,301,576	$141,951	$—	$1,443,527
Liabilities:
Foreign currency derivative contracts	$—	$176	$—	$176
Total	$—	$176	$—	$176

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$335,284	$—	$—	$335,284
U.S. government treasuries	149,997	—	—	149,997
Short-term marketable securities:
U.S. government treasuries	878,938	—	—	878,938
U.S. government agency securities	—	25,217	—	25,217
Corporate debt securities	—	27,180	—	27,180
Commercial paper	—	31,218	—	31,218
Long-term marketable securities:
U.S. government treasuries	2,561	—	—	2,561
Corporate debt securities	—	30,138	—	30,138
Foreign currency derivative contracts	—	185	—	185
Total	$1,366,780	$113,938	$—	$1,480,718
Liabilities:
Foreign currency derivative contracts	$—	$11	$—	$11
Total	$—	$11	$—	$11
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

The company has not transferred any assets or liabilities between the fair value measurement levels.
3.    Marketable Securities

All marketable securities were considered available-for-sale at March 31, 2021 and December 31, 2020. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$870,674	$90	$(8)	$870,756
U.S. government agency securities	20,126	10	—	20,136
Corporate debt securities(2)	15,684	48	(3)	15,729
Commercial paper	71,206	—	—	71,206
Total short-term marketable securities	977,690	148	(11)	977,827
Long-term marketable securities:
U.S. government treasuries	4,049	1	—	4,050
Corporate debt securities(3)	34,854	—	(19)	34,835
Total long-term marketable securities	38,903	1	(19)	38,885
Total	$1,016,593	$149	$(30)	$1,016,712

__________________________________________________
(1)Unrealized holding losses on 3 securities with an aggregate fair value of $126.4 million.
(2)Unrealized holding losses on 4 securities with an aggregate fair value of $7.1 million.
(3)Unrealized holding losses on 4 securities with an aggregate fair value of $34.8 million.

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
(3)Unrealized holding losses on 1 security with an aggregate fair value of $20.1 million.

As of March 31, 2021 and December 31, 2020, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of March 31, 2021 or December 31, 2020. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

The Company recorded unrealized gains on marketable securities in other comprehensive income for the three months ended March 31, 2020. As a result, the Company recorded a tax benefit of $0.1 million for the three months ended March 31, 2020 on the Condensed Consolidated Statements of Operations and Comprehensive Loss and a corresponding tax charge in other comprehensive income.

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
The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of March 31, 2021 and December 31, 2020, respectively (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	26	4,305	Apr 2021- Mar 2022
British Pounds	11	963	Apr 2021- Nov 2021
Total at March 31, 2021	37
Euros	26	3,855	Jan 2021 - Nov 2021
British Pounds	21	2,658	Jan 2021 - Nov 2021
Total at December 31, 2020	47
_________________________________________________
(1) The notional amount represents the net amount of foreign currency that will be received upon maturity of the forward contracts.
A derivative liability balance of $0.2 million is recorded on the Condensed Consolidated Balance Sheets as of March 31, 2021 and an immaterial derivative liability balance is recorded on the Condensed Consolidated Balance Sheets as of December 31, 2020. An immaterial derivative asset balance is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of March 31, 2021 and a derivative asset balance of $0.2 million is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of December 31, 2020. A net loss of $0.2 million associated with the Company's derivative instruments is recognized in interest and other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss for each of the three months ended March 31, 2021 and March 31, 2020.

5.    Collaboration Agreements
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
Under the terms of the Provisional Biogen Collaboration Agreement, Denali conducted and controlled LRRK2 clinical development through the effective date of the Biogen Collaboration Agreement. Subsequently, the Company and Biogen are jointly developing LRRK2 Products pursuant to a clinical development plan set forth within the LRRK2 Agreement. The parties share responsibility and costs for global development of LRRK2 Products pursuant to a mutually agreed development plan and budget ("LRRK2 Development Activities"), with Biogen funding 60% and the Company funding 40% of such costs.
The Company may opt out of development cost sharing worldwide and upon such election, from any further profit-sharing from the LRRK2 Program. The Company also has the right to opt-out of the profit sharing arrangement for the LRRK2 Program or for only those LRRK2 Products that do not penetrate the BBB (“Peripheral LRRK2 Products”), in each of the United States and China. After such an opt out, the Company will no longer be obligated to share in the development and commercialization costs for, or be entitled to share in the applicable revenues from, such LRRK2 Program (or from the Peripheral LRRK2 Products) for such country, as applicable. If the Company chooses to exercise its opt out rights, the Company will be entitled to receive tiered royalties on net sales of the applicable LRRK2 Program in the relevant country (or countries). The royalty rates for the applicable LRRK2 Program will be a percentage in the high teens to low twenties, but may increase to the mid-twenties if the Company has met certain co-funding thresholds or there has been a first commercial sale at the time of the Company's election.

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
Further, Biogen will have the right of first negotiation ("ROFN") on two additional TV-enabled therapeutics within Alzheimer’s disease, Parkinson’s disease, ALS or multiple sclerosis should the Company decide to seek a collaboration with a third party for such programs, but this does not include any of the Company’s small molecule, AAV or oligonucleotide programs. The ROFN period continues until seven years after the effective date of the Provisional Biogen Collaboration Agreement or the date on which the Company has offered Biogen two ROFN Programs, and for which Biogen has agreed to trigger a ROFN for such program, whichever is earlier. However, if the Company does not execute an agreement with a third party with respect to a particular ROFN Program offered to Biogen within a specified amount of time, Biogen will have one additional right to exercise the ROFN again with respect to such ROFN Program.
In connection with the Provisional Biogen Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with BIMA on August 5, 2020, pursuant to which the Company agreed to issue and sell, and BIMA agreed to purchase, 13,310,243 shares of the Company’s common stock (the “Shares”) for an aggregate purchase price of $465.0 million pursuant to the terms and conditions thereof. Since the shares of common stock owned by Biogen as of March 31, 2021 represent more than 10% of the voting interest of the Company, Biogen is considered a related party as defined in ASC 850. Management determined that it was appropriate to account for the Provisional Biogen Collaboration Agreement and the SPA as one arrangement because they were entered into at the same time with interrelated financial terms.
On September 22, 2020, the Company closed the sale of the Shares to BIMA pursuant to the Stock Purchase Agreement. The estimated fair market value of the Shares issued to BIMA was $420.1 million, based on the closing stock price of $35.87 on the date of issuance adjusted by a discount for lack of marketability due to certain holding period restrictions, which was valued using an option pricing model. This stock issuance resulted in a $44.9 million premium paid to the Company above the estimated fair value of the Company's common stock (the "Stock Premium"), which forms part of the transaction price for the Biogen Collaboration Agreement.
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

The Biogen Collaboration Agreement is considered a contract modification to the Provisional Biogen Collaboration Agreement and was accounted for as a termination of the provisional agreement and commencement of a new contract.

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

The Company believes that the Biogen Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Arrangements. The Company also believes that Biogen meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for all of the performance obligations identified at inception except for the LRRK2 Development Activities. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for guidance where the performance obligation does not fall under ASC 606, and determined that for the interim LRRK2 development activities subject to cost sharing provisions, the guidance in ASC 730, Research and Development should be applied.

The transaction price at inception included fixed consideration consisting of the upfront fee of $560.0 million and the $44.9 million premium on the sale of common stock. All potential future milestones and other payments were considered constrained at the inception of the Biogen Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception of the Biogen Collaboration Agreement through March 31, 2021, there was no change to the transaction price.

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

A related party contract liability of $296.5 million was recorded on the Consolidated Balance Sheet as of March 31, 2021. Approximately $288.9 million of this contract liability relates to the revenue allocated to the material right for an option under the ROFN and Option Agreement which is being deferred until resolution of the option which is expected to be several years from the balance sheet date, and $7.6 million of this contract liability relates to the portion of the Option Research Services performance obligation yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded $2.5 million of cost sharing reimbursements for LRRK2 Development Activities as an offset to research and development expenses in the Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2021. The Company recorded cost sharing reimbursements due from Biogen on the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020 of $2.5 million and $5.7 million, respectively.

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

As of March 31, 2021, the Company had not achieved any milestones or recorded any product sales under the Biogen Collaboration Agreement.
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
The Company and Sanofi will jointly develop CNS Products pursuant to a global development plan. The Company will be responsible, at its own cost, for conducting Phase 1 and Phase 2 trials for CNS Products in Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer's disease ("Denali CNS Development Activities"). The Company conducted, at Sanofi’s cost, a Phase 1b trial for the initial lead CNS penetrant RIPK1 inhibitor, DNL747 (SAR443060), in ALS. In June 2020, the Company announced that clinical activities on DNL747 would be paused and efforts focused on the development of the backup preclinical candidate, DNL788 (SAR443820). Other than with the Denali CNS Development Activities, Sanofi is responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for ALS and multiple sclerosis. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and the Company funding 70% and 30% of such costs, respectively. Sanofi will also lead the commercialization activities globally for CNS Products, subject to certain options that the Company has to conduct co-commercialization activities with respect to each CNS Product in the United States and China.

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
The Company believes that the Sanofi Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Arrangements. The Company also believes that Sanofi meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for three of the performance obligations identified at inception, but does not meet the definition of a customer for the Alzheimer's Disease Services. Further, Sanofi does not meet the definition of a customer for all Phase 3 and later stage development trials for CNS Products led by Sanofi for which the Company will fund 30% of total costs. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for guidance where the performance obligation does not fall under ASC 606, and determined that for the Alzheimer's Disease Services, the guidance in ASC 606 should be analogized for the recognition, measurement and reporting of this performance obligation, and for the cost sharing provisions, the Company determined that the guidance in ASC 730, Research and Development should be applied.
The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. The transaction price did not increase in the three months ended March 31, 2021, and increased by $0.5 million for the three months ended March 31, 2020 related to costs incurred for Retained Activities that were no longer constrained.
The respective standalone value for each of the performance obligations was determined by applying the SSP method and the transaction price allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery or the provision of services.
The Company used an adjusted market assessment approach to estimate the selling price for the program licenses, and an expected cost plus margin approach for estimating the Alzheimer’s Disease Services and the Retained Activities. The program licenses and existing know-how were delivered on the effective date of the Sanofi Collaboration Agreement. The Alzheimer’s Disease Services and the Retained Activities were expected to be delivered over time as the services are performed. For the Alzheimer's Disease Services, revenue is being recognized over time using the input method, based on costs incurred to perform the services, since the level of costs incurred over time is thought to best reflect the transfer of services to Sanofi. For the Retained Activities, revenue is being recognized over time using the output method, based on amounts invoiced to Sanofi, since this is believed to directly correlate to the value of the services performed.
A contract liability of $3.4 million was recorded on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. This contract liability relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded no receivable associated with the Sanofi Collaboration Agreement on the Condensed Consolidated Balance Sheets as of March 31, 2021, and a receivable of $44,303 as of December 31, 2020.
In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.
Through March 31, 2021, the Company has received milestone payments of $10.0 million and has not recorded any product sales under the Sanofi Collaboration Agreement.

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
The Company believes that the Takeda Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Arrangements. Further, during the research period, the Company believes that the arrangement is a contract with a customer as defined in ASC 606, Revenue From Contracts With Customers. The Takeda Collaboration Agreement and the Stock Purchase Agreement are being accounted for as one arrangement because they were entered into at the same time with interrelated financial terms.

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
The transaction price at inception included fixed consideration consisting of the upfront fee of $40.0 million, the $15.6 million premium on the sale of common stock, and the first preclinical milestone payment of $5.0 million. It also included variable consideration of $26.0 million relating to future milestones that were not constrained, and have since all been met and received.
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
Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue is being recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the three months ended March 31, 2021 or March 31, 2020.

A contract liability of $40.8 million and $39.8 million was recorded on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. This contract liability relates to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be several years. In December 2020 and January 2021, GLP toxicology studies were initiated for PTV:PGRN and ATV:TREM2, respectively, triggering the second preclinical milestone payments of $8.0 million for each program, which were received in January and March 2021, respectively. There was no receivable as of March 31, 2021 and a receivable of $8.0 million for the PTV:PGRN milestone as of December 31, 2020.

In assessing the Takeda Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations in the research period and estimating total future costs when using the input method. There is some increase in the judgment required in estimating the timing of future costs due to the COVID-19 pandemic. This is because it is challenging to predict the duration and extent of the impact of the COVID-19 pandemic on the third-party service providers assisting with the Company's ATV:Tau, ATV:TREM2 and PTV:PGRN programs. This may impact the split between current and non-current contract liability on the Condensed Consolidated Balance Sheets in the future.
Through March 31, 2021, the Company had received $31.0 million in preclinical milestone payments from Takeda which are included in the transaction price described above, and had not recorded any product sales under the Takeda Collaboration Agreement.

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Takeda Collaboration Agreement(1)	$7,030	$3,018
Sanofi Collaboration Agreement
Retained Activities	—	534
Alzheimer's Disease Services(2)	1	52
Total Sanofi Collaboration Revenue	1	586
Biogen Collaboration Agreement
Option Research Services(2)	892	—
Total Collaboration Revenue	$7,923	$3,604
_________________________________________________
(1)$5.7 million of revenue for the three months ended March 31, 2021 and all of revenue for the three months ended March 31, 2020 was included in the contract liability balance at the beginning of the period.
(2)Revenue for the three months ended March 31, 2021 and March 31, 2020, where applicable, represent amounts that were included in the contract liability balance at the beginning of the respective period.
6.     License Agreements
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
To date, the Company has paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No expenses were recorded in the three months ended March 31, 2021 or 2020.

7.    Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an amendment to its operating lease for its former corporate headquarters in South San Francisco (the "Headquarters Lease Amendment") to relocate and expand its headquarters to 148,020 rentable square feet in a building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which was April 1, 2019, when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company was deemed to have obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term. The Company determined that this renewal was not reasonably certain at lease inception. The remaining lease term was 8.1 years at March 31, 2021.
The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. The Company is also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.
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
Total operating lease costs, including variable and short-term lease costs, were $2.8 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2021 and March 31, 2020 of $2.5 million and $2.2 million, respectively, was included in net cash used in operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2021 (in thousands):

Year Ended December 31:
2021 (nine months)	$7,855
2022	10,731
2023	11,083
2024	11,447
2025	11,824
Thereafter	42,250
Total undiscounted lease payments	95,190
Present value adjustment	(27,398)
Net operating lease liabilities	$67,792
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses, such as taxes and insurance for the New Premises to the sublessee, which are treated as variable sublease income. Total sublease income, including rent and variable sublease cost reimbursements, was $0.9 million for both the three months ended March 31, 2021 and 2020.
The following table details the future undiscounted cash inflows relating to the Sublease Agreement as of March 31, 2021 (in thousands):

Year Ended December 31:
2021 (nine months)	$2,209
2022	3,009
2023	3,096
2024	876
Total undiscounted sublease receipts	$9,190
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
As of March 31, 2021 and December 31, 2020, the Company had open purchase orders for biological product development and manufacturing costs totaling $33.4 million and $33.0 million, respectively. The activities under these purchase orders are expected to be completed by February 2028. As of March 31, 2021 and December 31, 2020, the Company had total non-cancellable purchase commitments under the DMSA of $28.5 million and $27.1 million, respectively, under the DMSA.
During the three months ended March 31, 2021 and 2020, the Company incurred costs of $5.2 million and $1.0 million, respectively, and made payments of $0.7 million and $3.2 million, respectively, for the development and manufacturing services rendered under the DMSA.
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
On September 10, 2020, the Company and all Directors were named in a shareholder derivative action filed in the Delaware Court of Chancery challenging the compensation paid to the Company's Directors since the initial public offering ("IPO") in December 2017. On January 13, 2021, the parties to the derivative action entered into a settlement agreement, the terms of which were disclosed in a Form 8-K filed on February 5, 2021. The settlement agreement was approved by the Court on April 16, 2021. Amounts owed by the Company pursuant to the settlement agreement are not material to the Company.
8.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 10, "Stock-Based Awards" to the consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.
Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2020	12,959,926	$16.31
Granted	1,639,041	75.52
Exercised	(334,634)	11.42
Forfeited	(34,056)	26.77
Balance at March 31, 2021	14,230,277	$23.22
Vested and expected to vest at March 31, 2021	13,357,914	$24.69
Exercisable at March 31, 2021	7,013,040	$14.01

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	6.08	6.08
Volatility	62.2% - 63.4%	65.2% - 65.6%
Risk-free interest rate	0.5% - 1.0%	0.7% - 1.7%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the three months ended March 31, 2021:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2020	2,301,679	$27.08
Granted	696,270	76.33
Vested and released	(281,465)	22.73
Forfeited	(17,377)	61.97
Unvested at March 31, 2021	2,699,107	$40.24
Expected to vest at March 31, 2021	2,699,107	$40.24

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$12,314	$6,054
General and administrative	8,714	4,731
Total	$21,028	$10,785
1
9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2021	2020
Options issued and outstanding and ESPP shares issuable	14,323,256	14,530,378
Restricted shares subject to future vesting	2,699,107	1,637,984
Total	17,022,363	16,168,362

10.    Related Party Transactions
On September 22, 2020, upon becoming an owner of record of more than 10% of the voting interest in the Company, Biogen became a related party under ASC 850. Refer to Note 5, "Collaboration Agreements" for further information.

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

Overview

Our goal is to discover, develop and deliver therapeutics to defeat degeneration.

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

•our eukaryotic initiation factor 2 B ("EIF2B") activator program to address diseases such as amyotrophic lateral sclerosis ("ALS") and frontotemporal dementia ("FTD");

•our ETV:IDS program, our lead brain-penetrant enzyme replacement therapy ("ERT"), enabled by our enzyme transport vehicle ("ETV"), which is designed to restore iduronate 2-sulfatase ("IDS"), and reduce glycosaminoglycans, both peripherally and in the brain, in patients with mucopolysaccharidosis II ("MPS II", or "Hunter syndrome");

•our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address neurological diseases such as Alzheimer's disease and ALS as well as multiple sclerosis ("MS"); and
•a second non-CNS penetrant RIPK1 inhibitor, partnered with Sanofi, to address peripheral inflammatory diseases such as cutaneous lupus erythematosus ("CLE").

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate(s)	Clinical Phase	Indication(s)	Operational Control
LRRK2	DNL151 (BIIB122)	Ph 1 and Ph 1b complete	Parkinson's disease	Joint with Biogen
ETV:IDS	DNL310	Ph1/2	Hunter syndrome (MPS II)	Denali
EIF2B	DNL343	Ph 1	ALS and FTD	Denali
RIPK1 (Peripheral)	DNL758 (SAR443122)	Ph 1b complete	Systemic inflammatory diseases	Sanofi
RIPK1 (CNS)	DNL788 (SAR443820)	Ph 1	Neurological diseases	Sanofi
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

Key operational and financing milestones in 2021 to date include:

•In December 2020 and January 2021, GLP toxicology studies were initiated for PTV:PGRN (DNL593) and ATV:TREM2 (DNL919), respectively, triggering the second preclinical milestone payments under the Takeda Collaboration Agreement of $8.0 million for each program. The milestone payment for PTV:PGRN was received in January 2021 and ATV:TREM2 was received in March 2021;

•In January 2021, we announced completion of the DNL151 (BIIB122) Phase 1b study in Parkinson’s patients. In March 2021, we completed our Phase 1 study of DNL151 (BIIB122). In May 2021, we presented results from both studies at the International Association of Parkinsonism and Related Disorders Virtual Congress held on May 1-4. DNL151 (BIIB122) was generally well tolerated, and target engagement and pathway engagement biomarker goals were met. We plan, together with our collaboration partner Biogen, to initiate late-stage clinical development of DNL151 (BIIB122) in patients with Parkinson's disease by year-end 2021.

•In January 2021, following achievement of human biomarker proof of concept with DNL310 for Hunter syndrome, we announced the addition of five new brain-penetrant ERT programs in our ETV portfolio including: (1) ETV:GBA for Gaucher disease and Parkinson’s disease; (2) ETV:GAA for Pompe disease; (3) ETV:IDUA for MPS I; (4) ETV:NAGLU for MPS IIIB; and (5) ETV:ARSA for metachromatic leukodystrophy ("MLD");

•In February 2021, we announced Sanofi's decision, upon completion of a Phase 1b study in hospitalized adult patients with severe COVID-19 lung disease, to cease further development of DNL758 (SAR443122) in COVID-19 based on the rapidly evolving landscape of treatment and prevention options for COVID-19. Although the study did not meet its primary endpoint, DNL758 (SAR443122) was generally well tolerated and did generate positive signals of relevant biological effect. Sanofi plans to commence dosing in a Phase 2 study of DNL758 (SAR443122) in CLE patients in the first half of 2021;

•In February 2021, we reported three-month data from Cohort A (n=5) in a Phase 1/2 study of DNL310 in patients with Hunter syndrome. The data showed that DNL310 treatment resulted in normalization of glycosaminoglycan ("GAG") levels in cerebrospinal fluid and a safety and tolerability profile consistent with standard of care ERT. In March 2021, we announced that the U.S. Food and Drug Administration ("FDA") granted Fast Track designation to DNL310 for the treatment of patients with Hunter syndrome. Denali plans to report six-month data from Cohort A in mid-2021;

•In May 2021, we announced that based on interim data from the ongoing Phase 1 single- and multiple-ascending-dose study of DNL343 in healthy volunteers, safety and pathway engagement biomarker goals of the study were met. A maximum tolerated dose was not reached and an additional multiple dose cohort has been added to the study to further explore the therapeutic window. Based on these data, we plan to initiate a Phase 1b study in patients with ALS in the second half of 2021; and

•To address risks posed by the COVID-19 pandemic, we have implemented policies that enable some of our employees to work remotely. For all on-site personnel, we have implemented several safety protocols, including regular, mandatory COVID-19 testing procedures, compliance measures for social distancing, and use of personal protective equipment. After initial COVID-19 pandemic shutdown restrictions were put into place in March 2020, we experienced a pause in patient recruitment in several clinical trials. Recruitment has since resumed for all affected clinical trials.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $70.0 million and $56.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $424.5 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Results of Operations
Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Collaboration revenue:
Collaboration revenue from customers	$7,922	$3,552	$4,370	*	%
Other collaboration revenue	1	52	(51)	(98)
Total collaboration revenue	7,923	3,604	4,319	*
Operating expenses:
Research and development	60,207	51,016	9,191	18
General and administrative	18,936	12,555	6,381	51
Total operating expenses	79,143	63,571	15,572	24
Loss from operations	(71,220)	(59,967)	(11,253)	19
Interest and other income, net	1,179	3,069	(1,890)	(62)
Loss before income taxes	(70,041)	(56,898)	(13,143)	23
Income tax benefit	—	135	(135)	(100)
Net loss	$(70,041)	$(56,763)	$(13,278)	23%
__________________________________________________
*     Percentage is not meaningful.
Collaboration revenue. Collaboration revenue was $7.9 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase in collaboration revenue of $4.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to an increase in revenue from our collaboration with Takeda of $4.0 million driven by increased costs incurred in the underlying partnered programs, and revenue of $0.9 million from our collaboration with Biogen, partially offset by a decrease of $0.6 million in revenue from our collaboration with Sanofi driven by the termination of revenue for retained activities which have been transferred to Sanofi.

Research and development expenses. Research and development expenses were $60.2 million and $51.0 million for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended March 31,
	2021	2020
LRRK2 program external expenses	$2,376	$9,592
EIF2B program external expenses	4,340	1,312
ETV:IDS program external expenses	6,886	3,138
TV platform and other program external expenses	7,483	2,724
Other external research and development expenses	5,479	7,392
Personnel-related expenses(1)	27,767	18,871
Other unallocated research and development expenses	8,387	7,987
Cost sharing reimbursements from related party(2)	(2,511)	—
Total research and development expenses	$60,207	$51,016
__________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $12.3 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively, reflecting an increase of $6.2 million.
(2)Cost sharing reimbursements from Biogen during the three months ended March 31, 2021 for LRRK2 program external expenses, and LRRK2 program internal expenses which are included within Personnel-related expenses.

The increase in research and development expenses of approximately $9.2 million for three months ended March 31, 2021 and 2020, respectively, was primarily attributable to the following:
•An increase of $8.9 million in personnel-related expenses, consisting of a $2.7 million increase in salaries and related expenses attributable to an increase in our research and development headcount, and a $6.2 million increase in stock-based compensation expense primarily attributable to additional equity award grants and our increasing market price;
•$4.8 million of increased TV platform and other program external expenses, reflecting our increased investment in our pipeline, including the progress in our PTV:PGRN and ATV:TREM2 programs as well our continued investment in developing a robust pipeline;
•Increases of $3.0 million and $3.7 million in EIF2B and ETV:IDS program external expenses, respectively, reflecting the progress of these programs in clinical trials during 2021; and
•$0.4 million of increased other unallocated research and development expenses, which is primarily due to an increase in facilities-related expenses of $0.6 million including depreciation expense and certain costs associated with COVID-19 safety protocols and an increase in lab consumable expenses of $0.1 million, partially offset by a $0.3 million decrease in other general costs, primarily due to a decrease in travel related expenses attributable to our research and development departments due to the COVID-19 pandemic.
These increases were partially offset by a decrease of $7.2 million in the LRRK2 program external expenses primarily due to completion of the phase 1 and 1b trials of DNL151 (BIIB122), cost sharing reimbursements from Biogen of $2.5 million, and a $1.9 million decrease in other external research and development expenses.
General and administrative expenses. General and administrative expenses were $18.9 million and $12.6 million three months ended March 31, 2021 and 2020, respectively. The increase of $6.3 million was primarily attributable to the following:
•$4.8 million of increased personnel-related expenses, driven by higher general and administrative headcount and stock-based compensation expense associated with additional equity award grants and our increasing market price;
•$0.7 million of increased legal and other professional services expenses, primarily due to accounting and tax fees associated with assessment of the Biogen Collaboration Agreement;
•$0.6 million of increased other general costs, including insurance, tax and IT related expenses; and
•$0.2 million of increased facilities related expenses, including depreciation expense and certain costs associated with COVID-19 safety protocols.

Interest and other income, net. Interest and other income, net was $1.2 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $1.9 million was primarily due to decreased interest income earned on our investments due to declining interest rates.
Income tax benefit. Income tax benefit was $0.1 million for the three months ended March 31, 2020 due to the tax benefit associated with an unrealized gain on marketable securities in other comprehensive income. There was no income tax benefit for the three months ended March 31, 2021.
Comparison of the three months ended March 31, 2020 and 2019
Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our Form 10-Q for the three months ended March 31, 2020 for a discussion of the results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Liquidity and Capital Resources
Sources of Liquidity

We fund our operations primarily with the proceeds from the sale of common stock in public offerings and payments received from our collaboration agreements with Takeda, Sanofi, and Biogen. In January 2020, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of approximately $193.9 million.

Pursuant to the Takeda Collaboration Agreement, we have received $71.0 million related to upfront and milestone payments through March 31, 2021. Further, under the associated Stock Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.

Pursuant to the Sanofi Collaboration Agreement, we received an upfront payment of $125.0 million in November 2018 and a milestone payment of $10.0 million in August 2019, which was triggered by the commencement of a DNL758 (SAR443122) Phase 1 clinical trial in healthy volunteers. We have received further payments of $13.7 million for performance of Retained Activities through March 31, 2021.

Pursuant to the common stock purchase agreement between us and BIMA (the "Biogen Stock Purchase Agreement"), we received $465.0 million in September 2020 for the sale and issuance of 13,310,243 shares of our common stock. In October 2020, we received $560.0 million from Biogen in upfront payments associated with the Biogen Collaboration Agreement. We have received cost sharing reimbursements of $9.3 million from Biogen through March 31, 2021.

As of March 31, 2021, we had cash, cash equivalents and marketable securities in the amount of $1.45 billion.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $424.5 million through March 31, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the 12 months following the filling date of this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(50,240)	$(54,492)
Net cash used in investing activities	(25,405)	(13,333)
Net cash provided by financing activities	3,822	195,913
Net increase (decrease) in cash, cash equivalents and restricted cash	$(71,823)	$128,088
Net Cash Used In Operating Activities

During the three months ended March 31, 2021, cash used in operating activities was $50.2 million, which consisted of a net loss of $70.0 million, adjusted by non-cash items primarily related to stock-based compensation and depreciation, net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities, including a decrease to Accruals and other current liabilities attributable to the payout of the bonus accrual in the three months ended March 31, 2021.
Net Cash Used In Investing Activities

During the three months ended March 31, 2021, cash used in investing activities was $25.4 million, which consisted of $463.1 million of purchases of marketable securities and $2.8 million of capital expenditures to purchase property and equipment, partially offset by $440.5 million in proceeds from the maturity of marketable securities.
Net Cash Provided By Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $3.8 million in proceeds from the exercise of options to purchase common stock.
Discussion of the three months ended March 31, 2020

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Form 10-Q for the three months ended March 31, 2020 for a discussion of the cash flows for that period.
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

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. We are also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.

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

As of March 31, 2021 and December 31, 2020, we had open purchase orders for biological product development and manufacturing costs totaling $33.4 million and $33.0 million, respectively. The activities under these purchase orders are expected to be completed by February 2028. As of March 31, 2021 and December 31, 2020, we had total non-refundable purchase commitments of $28.5 million and $27.1 million, respectively, under the DMSA.

During the three months ended March 31, 2021 and 2020, we incurred costs of $5.2 million and $1.0 million, and made payments of $0.7 million and $3.2 million, respectively, for the development and manufacturing services rendered under the DMSA.

Other than those detailed above, there have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.
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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.
Recent Accounting Pronouncements

Except as described in Note 1 to the Condensed Consolidated Financial Statements under the heading "Recently Adopted Accounting Pronouncement," there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.45 billion as of March 31, 2021, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of March 31, 2021, we had open forward foreign currency exchange contracts with notional amounts of $6.5 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at March 31, 2021 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.7 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 10, 2020, we and all directors were named in a shareholder derivative action filed in the Delaware Court of Chancery challenging the compensation we paid to our directors since the IPO in December 2017. On January 13, 2021, the parties to the derivative action entered into a settlement agreement, the terms of which were disclosed in a Form 8-K filed on February 5, 2021. The settlement agreement was approved by the Court on April 16, 2021. Amounts owed by us pursuant to the settlement agreement are not material to us.
ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock. The risk factors set forth below are substantially the same as the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021.

Risk Factor Summary

The summary of risks below provides an overview of the principal risks we are exposed to. These risks are described more fully in the section entitled “Risk Factors” in this Form 10-Q.

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

We have incurred significant net losses since our inception, including net losses of $70.0 million and $56.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $424.5 million.

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

We have clinical trial sites for our clinical studies in the United States and Europe, certain of which have been affected by the COVID-19 pandemic due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. Healthcare facilities and offices may be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to our clinical trials. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected. We experienced a pause in enrollment in our DNL151 (BIIB122) Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study. In all cases, recruitment resumed within several months. However, further pauses or delays could occur depending on the progression of the pandemic. The completion of ongoing trials could be delayed as a result.

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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offering completed in January 2020, and payments received from our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. We currently have five clinical-stage programs, DNL151 (BIIB122), DNL343, DNL310, DNL758 (SAR443122) and DNL788 (SAR443820), and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of March 31, 2021, we had $1.45 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

DNL201, a former LRRK2 inhibitor product candidate, completed a Phase 1b clinical trial in Parkinson's disease patients with and without the genetic LRRK2 mutation. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA. In our completed Phase 1b clinical trial of DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Our clinical-stage product candidates are DNL151 (BIIB122) for Parkinson's disease, DNL343 for ALS and FTD, DNL310 for Hunter syndrome, DNL758 (SAR443122) for system inflammatory diseases and DNL788 (SAR443820) for neurological diseases. In the nonclinical safety studies for these product candidates, toxicities were observed at high doses in rat and/or cynomolgus monkey above doses and exposures that will be tested in the clinic. We cannot assure you that DNL151 (BIIB122), DNL343, DNL310, DNL758 (SAR443122) and DNL788 (SAR443820), or our other product candidates will not be subject to new, partial or full clinical holds in the future.

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

If any of our small molecule product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.

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

Our most advanced product candidates, DNL151 (BIIB122), DNL343, DNL310, DNL758 (SAR443122) and DNL788 (SAR443820) are currently our only clinical stage product candidates. In our completed Phase 1b clinical trial of former product candidate DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to DNL151 (BIIB122), DNL343 and/or DNL310 and could lead to delays and/or termination of the development of these product candidates.

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

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California recently enacted legislation, the California Consumer Privacy Act ("CCPA"), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, that became effective on January 1, 2020. The CCPA was amended several times throughout 2018 and 2019, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. In addition, the CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, CCPA, CPRA and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. These and future laws and regulations may increase our compliance costs and potential liability.

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

As of March 31, 2021, we had 311 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

As of March 31, 2021, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

10.1+	Amended and Restated Outside Director Compensation Policy	—	—	—	Filed herewith
10.2+	Amended and Restated Key Executive Change in Control and Severance Plan.	10-Q	001-38311	10.6	11/5/20
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	May 5, 2021	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2021	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)