Form 10-Q
period 2021-06-30
Denali Therapeutics Inc.
filed 2021-08-04
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of July 28, 2021 was 121,640,069.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$485,680	$507,144
Short-term marketable securities	823,251	962,553
Cost sharing reimbursements due from related party	1,567	5,674
Accounts receivable, net	15,218	8,593
Prepaid expenses and other current assets	16,029	11,691
Total current assets	1,341,745	1,495,655
Long-term marketable securities	92,522	32,699
Property and equipment, net	40,350	40,846
Operating lease right-of-use asset	31,622	32,618
Other non-current assets	3,576	2,462
Total assets	$1,509,815	$1,604,280
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,235	$1,071
Accrued compensation	6,295	20,503
Accrued manufacturing costs	13,052	7,140
Accrued clinical and other research & development costs	11,434	11,775
Other accrued costs and current liabilities	2,148	3,037
Operating lease liability, current	5,055	4,690
Related party contract liability, current	3,438	3,569
Contract liabilities, current	5,755	19,914
Total current liabilities	51,412	71,699
Related party contract liability, less current portion	292,293	293,849
Contract liabilities, less current portion	31,308	23,325
Operating lease liability, less current portion	61,396	64,175
Other non-current liabilities	701	701
Total liabilities	437,110	453,749
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 121,531,952 shares and 120,531,333 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,541	1,531
Additional paid-in capital	1,556,679	1,503,660
Accumulated other comprehensive loss	(368)	(245)
Accumulated deficit	(485,147)	(354,415)
Total stockholders' equity	1,072,705	1,150,531
Total liabilities and stockholders’ equity	$1,509,815	$1,604,280
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue:
Collaboration revenue from customers(1)	$22,936	$5,811	$30,858	$9,363
Other collaboration revenue	3	36	4	88
Total collaboration revenue	22,939	5,847	30,862	9,451
Operating expenses:
Research and development(2)	65,711	53,152	125,918	104,168
General and administrative	19,045	13,972	37,981	26,527
Total operating expenses	84,756	67,124	163,899	130,695
Loss from operations	(61,817)	(61,277)	(133,037)	(121,244)
Interest and other income, net	1,126	2,598	2,305	5,667
Loss before income taxes	(60,691)	(58,679)	(130,732)	(115,577)
Income tax benefit (expense)	—	(79)	—	56
Net loss	(60,691)	(58,758)	(130,732)	(115,521)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(136)	(284)	(123)	201
Comprehensive loss	$(60,827)	$(59,042)	$(130,855)	$(115,320)
Net loss per share, basic and diluted	$(0.50)	$(0.56)	$(1.08)	$(1.11)
Weighted average number of shares outstanding, basic and diluted	121,291,435	105,717,912	121,089,174	104,068,815
__________________________________________________
(1)Includes related party collaboration revenue from a customer of $0.8 million and $1.7 million for the three and six months ended June 30, 2021, respectively.
(2)Includes an offset to expense from related party cost reimbursement of $1.6 million and $4.1 million for the three and six months ended June 30, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	120,531,333	$1,531	$1,503,660	$(245)	$(354,415)	$1,150,531
Issuances under equity incentive plans	652,512	6	10,859	—	—	10,865
Vesting of restricted stock units	348,107	4	(4)	—	—	—
Stock-based compensation	—	—	42,164	—	—	42,164
Net loss	—	—	—	—	(130,732)	(130,732)
Other comprehensive loss	—	—	—	(123)	—	(123)
Balance at June 30, 2021	121,531,952	$1,541	$1,556,679	$(368)	$(485,147)	$1,072,705

Balance at March 31, 2021	121,147,432	$1,537	$1,528,504	$(232)	$(424,456)	$1,105,353
Issuances under equity incentive plans	317,878	3	7,040	—	—	7,043
Vesting of restricted stock units	66,642	1	(1)	—	—	—
Stock-based compensation	—	—	21,136	—	—	21,136
Net loss	—	—	—	—	(60,691)	(60,691)
Other comprehensive loss	—	—	—	(136)	—	(136)
Balance at June 30, 2021	121,531,952	$1,541	$1,556,679	$(368)	$(485,147)	$1,072,705

Balance at December 31, 2019	96,189,935	$1,288	$818,803	$350	$(425,551)	$394,890
Issuance of common stock upon public offering, net of issuance costs of $632	9,000,000	90	193,858	—	—	193,948
Issuances under equity incentive plans	589,516	6	5,374	—	—	5,380
Vesting of restricted stock units	118,421	1	(1)	—	—	—
Stock-based compensation	—	—	23,269	—	—	23,269
Net loss	—	—	—	—	(115,521)	(115,521)
Other comprehensive income	—	—	—	201	—	201
Balance at June 30, 2020	105,897,872	$1,385	$1,041,303	$551	$(541,072)	$502,167

Balance at March 31, 2020	105,541,343	$1,382	$1,025,408	$835	$(482,314)	$545,311
Issuances under equity incentive plans	329,947	3	3,411	—	—	3,414
Vesting of restricted stock units	26,582	—	—	—	—	—
Stock-based compensation	—	—	12,484	—	—	12,484
Net loss	—	—	—	—	(58,758)	(58,758)
Other comprehensive loss	—	—	—	(284)	—	(284)
Balance at June 30, 2020	105,897,872	$1,385	$1,041,303	$551	$(541,072)	$502,167
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(130,732)	$(115,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,312	4,254
Stock–based compensation expense	42,164	23,269
Net amortization of discounts on marketable securities	3,656	(1,025)
Non-cash adjustment to operating lease expense	(1,419)	(978)
Other non-cash items	—	(39)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,055)	3,794
Accounts payable	3,001	(744)
Accruals and other current liabilities	(9,527)	(2,215)
Contract liabilities	(6,175)	(8,644)
Related party contract liability	(1,686)	—
Net cash used in operating activities	(104,461)	(97,849)
Investing activities
Purchases of marketable securities	(847,296)	(323,607)
Purchases of property and equipment	(3,572)	(1,194)
Maturities and sales of marketable securities	923,000	281,057
Net cash provided by (used in) investing activities	72,132	(43,744)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	—	193,948
Proceeds from exercise of awards under equity incentive plans	10,865	5,380
Net cash provided by financing activities	10,865	199,328
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,464)	57,735
Cash, cash equivalents and restricted cash at beginning of period	508,644	80,949
Cash, cash equivalents and restricted cash at end of period	$487,180	$138,684
Supplemental disclosures of cash flow information
Property and equipment purchases accrued but not yet paid	$229	$2

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

During the six months ended June 30, 2021, except as discussed below in the section titled "Recently Adopted Accounting Pronouncement," there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2020 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2020 Annual Report on Form 10-K.
Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For the Company and its subsidiaries, the functional currency has been determined to be U.S. dollars. Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the Company had no off balance sheet concentrations of credit risk.

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

The COVID-19 pandemic has caused increased risk and uncertainty for the Company. Credit risk associated with investments in securities may increase if any institution with which the Company has an investment is significantly impacted by the COVID-19 pandemic. As of June 30, 2021, the Company has not realized any losses on its cash deposits or investments. COVID-19 may impact the timelines and progress of the Company's preclinical activities and clinical trials, and may impact its ability to raise capital in the near term.

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
Accounts Receivable
The accounts receivable balance is primarily composed of amounts receivable from the Company's collaboration partners, net of an allowance for credit losses, if required.

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

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$383,472	$—	$—	$383,472
U.S. government treasuries	49,999	—	—	49,999
Commercial paper	—	29,999	—	29,999
Short-term marketable securities:
U.S. government treasuries	660,423	—	—	660,423
U.S. government agency securities	—	15,053	—	15,053
Corporate debt securities	—	46,541	—	46,541
Commercial paper	—	101,234	—	101,234
Long-term marketable securities:
U.S. government treasuries	66,681	—	—	66,681
Corporate debt securities	—	25,841	—	25,841
Foreign currency derivative contracts	—	7	—	7
Total	$1,160,575	$218,675	$—	$1,379,250
Liabilities:
Foreign currency derivative contracts	$—	$164	$—	$164
Total	$—	$164	$—	$164

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$335,284	$—	$—	$335,284
U.S. government treasuries	149,997	—	—	149,997
Short-term marketable securities:
U.S. government treasuries	878,938	—	—	878,938
U.S. government agency securities	—	25,217	—	25,217
Corporate debt securities	—	27,180	—	27,180
Commercial paper	—	31,218	—	31,218
Long-term marketable securities:
U.S. government treasuries	2,561	—	—	2,561
Corporate debt securities	—	30,138	—	30,138
Foreign currency derivative contracts	—	185	—	185
Total	$1,366,780	$113,938	$—	$1,480,718
Liabilities:
Foreign currency derivative contracts	$—	$11	$—	$11
Total	$—	$11	$—	$11
The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

The company has not transferred any assets or liabilities between the fair value measurement levels.
3.    Marketable Securities
All marketable securities were considered available-for-sale at June 30, 2021 and December 31, 2020. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$660,454	$18	$(49)	$660,423
U.S. government agency securities	15,050	3	—	15,053
Corporate debt securities(2)	46,520	25	(4)	46,541
Commercial paper	101,234	—	—	101,234
Total short-term marketable securities	823,258	46	(53)	823,251
Long-term marketable securities:
U.S. government treasuries(3)	66,685	2	(6)	66,681
Corporate debt securities(4)	25,847	1	(7)	25,841
Total long-term marketable securities	92,532	3	(13)	92,522
Total	$915,790	$49	$(66)	$915,773
__________________________________________________
(1)Unrealized holding losses on 8 securities with an aggregate fair value of $319.0 million.
(2)Unrealized holding losses on 6 securities with an aggregate fair value of $11.7 million.
(3)Unrealized holding losses on 6 securities with an aggregate fair value of $47.6 million.
(4)Unrealized holding losses on 4 securities with an aggregate fair value of $22.6 million.

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

As of June 30, 2021 and December 31, 2020, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of June 30, 2021 or December 31, 2020. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

The Company recorded an unrealized gain on marketable securities in other comprehensive income for the six months ended June 30, 2020. As a result, the Company recorded a tax benefit of $0.1 million for the six months ended June 30, 2020 on the Condensed Consolidated Statements of Operations and Comprehensive Loss and a corresponding tax charge in other comprehensive income. There was no unrealized gain on marketable securities in other comprehensive income for the three months ended June 30, 2020.

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
The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of June 30, 2021 and December 31, 2020, respectively (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	20	3,050	July 2021 - June 2022
British Pounds	17	3,120	July 2021 - June 2022
Total at June 30, 2021	37
Euros	26	3,855	Jan 2021 - Nov 2021
British Pounds	21	2,658	Jan 2021 - Nov 2021
Total at December 31, 2020	47
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

In connection with the Provisional Biogen Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with BIMA on August 5, 2020, pursuant to which the Company agreed to issue and sell, and BIMA agreed to purchase, 13,310,243 shares of the Company’s common stock (the “Shares”) for an aggregate purchase price of $465.0 million pursuant to the terms and conditions thereof. Since the shares of common stock owned by Biogen as of June 30, 2021 represent more than 10% of the voting interest of the Company, Biogen is considered a related party as defined in ASC 850. Management determined that it was appropriate to account for the Provisional Biogen Collaboration Agreement and the SPA as one arrangement because they were entered into at the same time with interrelated financial terms.

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

The transaction price at inception included fixed consideration consisting of the upfront fee of $560.0 million and the $44.9 million premium on the sale of common stock. All potential future milestones and other payments were considered constrained at the inception of the Biogen Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception of the Biogen Collaboration Agreement through June 30, 2021, there was no change to the transaction price.

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

A related party contract liability of $295.7 million was recorded on the Consolidated Balance Sheet as of June 30, 2021. Approximately $288.9 million of this contract liability relates to the revenue allocated to the material right for an option under the ROFN and Option Agreement which is being deferred until resolution of the option which is expected to be several years from the balance sheet date, and $6.8 million of this contract liability relates to the portion of the Option Research Services performance obligation yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded $1.6 million and $4.1 million of cost sharing reimbursements for LRRK2 Development Activities as an offset to research and development expenses in the Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2021, respectively. The Company recorded cost sharing reimbursements due from Biogen on the Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020 of $1.6 million and $5.7 million, respectively.

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

As of June 30, 2021, the Company had not achieved any milestones or recorded any product sales under the Biogen Collaboration Agreement.
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

The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. The transaction price increased by $15.0 million in the three and six months ended June 30, 2021 related to the $15.0 million milestone triggered in June 2021 upon first patient in a Phase 2 study of DNL758 (SAR443122) in patients with cutaneous lupus erythematosus, and increased by $0.3 million and $0.8 million for the three and six months ended June 30, 2020, respectively, related to costs incurred for Retained Activities that were no longer constrained.

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

A contract liability of $3.4 million was recorded on the Condensed Consolidated Balance Sheets as of both June 30, 2021 and December 31, 2020. This contract liability relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded a receivable of $15.0 million and $44,303 associated with the Sanofi Collaboration Agreement on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.

In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.

Through June 30, 2021, the Company has earned milestone payments of $25.0 million, including a $15.0 million milestone triggered in June 2021 which the Company received in July 2021. The company has not recorded any product sales under the Sanofi Collaboration Agreement.
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

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue is being recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the three and six months ended June 30, 2021 or June 30, 2020.

A contract liability of $33.7 million and $39.8 million was recorded on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. This contract liability relates to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be up to several years. There was no receivable as of June 30, 2021 and a receivable of $8.0 million for a PTV:PGRN preclinical milestone as of December 31, 2020.

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

Through June 30, 2021, the Company has received $31.0 million in preclinical milestone payments from Takeda which are included in the transaction price described above, and has not recorded any product sales under the Takeda Collaboration Agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Takeda Collaboration Agreement(1)	$7,142	$5,537	$14,172	$8,555
Sanofi Collaboration Agreement
Peripheral Program License	15,000	—	15,000	—
Retained Activities	—	274	—	808
Alzheimer's Disease Services(2)	3	36	4	88
Total Sanofi Collaboration Revenue	15,003	310	15,004	896
Biogen Collaboration Agreement
Option Research Services(2)	794	—	1,686	—
Total Biogen Collaboration Revenue	$794	$—	$1,686	$—
Total Collaboration Revenue	$22,939	$5,847	$30,862	$9,451
_________________________________________________
(1)$11.8 million of revenue for the six months ended June 30, 2021 was included in the contract liability balance at the beginning of the period. All revenue for the three months ended June 30, 2021 and the three and six months ended June 30, 2020 was included in the contract liability balance at the beginning of the period.
(2)Revenue for the three and six months ended June 30, 2021 and June 30, 2020, where applicable, represent amounts that were included in the contract liability balance at the beginning of the respective period.

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

To date, the Company has paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No expenses were recorded in the three and six months ended June 30, 2021 or 2020.
7.    Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an amendment to its operating lease for its former corporate headquarters in South San Francisco (the "Headquarters Lease Amendment") to relocate and expand its headquarters to 148,020 rentable square feet in a building in South San Francisco, California (the "New Premises"). The Headquarters Lease Amendment has a contractual term of ten years from the legal commencement date, which was April 1, 2019, when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company was deemed to have obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term. The Company determined that this renewal was not reasonably certain at lease inception. The remaining lease term was 7.8 years at June 30, 2021.

The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. The Company is also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.

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
Total operating lease costs, including variable and short-term lease costs, were $2.8 million and $5.6 million for the three and six months ended June 30, 2021, respectively, and $2.9 million and $5.5 million for the three and six months ended June 30, 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2021 and June 30, 2020 of $5.1 million and $4.7 million, respectively, was included in net cash used in operating activities in the Company's Condensed Consolidated Statements of Cash Flows.
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of June 30, 2021 (in thousands):

Year Ended December 31:
2021 (six months)	$5,237
2022	10,702
2023	11,053
2024	11,417
2025	11,793
Thereafter	42,148
Total undiscounted lease payments	92,350
Present value adjustment	(25,899)
Net operating lease liabilities	$66,451
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its New Premises. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses, such as taxes and insurance for the New Premises to the sublessee, which are treated as variable sublease income. Total sublease income, including rent and variable sublease cost reimbursements, was $1.0 million for both the three months ended June 30, 2021 and 2020, and $1.9 million for both the six months ended June 30, 2021 and 2020.
The following table details the future undiscounted cash inflows relating to the Sublease Agreement as of June 30, 2021 (in thousands):

Year Ended December 31:
2021 (six months)	$1,474
2022	3,009
2023	3,096
2024	876
Total undiscounted sublease receipts	$8,455

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
As of June 30, 2021 and December 31, 2020, the Company had open purchase orders for biological product development and manufacturing costs totaling $32.5 million and $33.0 million, respectively. The activities under these purchase orders are expected to be completed by February 2028. As of June 30, 2021 and December 31, 2020, the Company had total non-cancellable purchase commitments under the DMSA of $28.4 million and $27.1 million, respectively, under the DMSA.
During the three months ended June 30, 2021 and 2020, the Company incurred costs of $3.2 million and $3.8 million, respectively, and made payments of $5.7 million and $2.0 million, respectively, for the development and manufacturing services rendered under the DMSA. During the six months ended June 30, 2021 and 2020, the Company incurred costs of $8.4 million and $4.8 million, respectively, and made payments of $6.4 million and $5.2 million, respectively, for the development and manufacturing services rendered under the DMSA.
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
On September 10, 2020, the Company and all Directors were named in a shareholder derivative action filed in the Delaware Court of Chancery ("the Court") challenging the compensation paid to the Company's Directors since the initial public offering ("IPO") in December 2017. On January 13, 2021, the parties to the derivative action entered into a settlement agreement, the terms of which were disclosed in a Form 8-K filed on February 5, 2021. The settlement agreement was approved by the Court on April 16, 2021. Amounts paid by the Company pursuant to the settlement agreement were determined to not be material.

8.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 10, "Stock-Based Awards" to the consolidated financial statements in the Company's 2020 Annual Report on Form 10-K.
Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2021:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2020	12,959,926	$16.31
Granted	1,768,317	74.50
Exercised	(603,159)	14.17
Forfeited	(131,100)	32.76
Balance at June 30, 2021	13,993,984	$23.60
Vested and expected to vest at June 30, 2021	13,121,621	$25.13
Exercisable at June 30, 2021	7,487,043	$14.67

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Six Months Ended June 30,
	2021	2020
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	62.2% - 63.7%	65.2% - 67.1%
Risk-free interest rate	0.5% - 1.1%	0.4% - 1.7%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the six months ended June 30, 2021:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2020	2,301,679	$27.08
Granted	756,379	75.08
Vested and released	(348,107)	23.14
Forfeited	(63,050)	35.03
Unvested at June 30, 2021	2,646,901	$41.13
Expected to vest at June 30, 2021	2,646,901	$41.13

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$12,509	$7,146	$24,823	$13,200
General and administrative	8,627	5,338	17,341	10,069
Total	$21,136	$12,484	$42,164	$23,269
9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Six Months Ended June 30,
	2021	2020
Options issued and outstanding and ESPP shares issuable	14,056,723	14,351,795
Restricted shares subject to future vesting	2,646,901	1,673,052
Total	16,703,624	16,024,847
10.    Subsequent Event
In July 2021, a side letter was executed to the Company's agreements with F-star, which are disclosed in footnote 5 in the 2020 Annual Report on Form 10-K. This side letter confirmed the completion of the research services performed by F-star Ltd that were funded by the Company. The execution of the side letter is not expected to have any impact on the financial statements.

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

Our five clinical-stage programs are:
•our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program, to be developed in collaboration with Biogen, to address Parkinson’s disease;

•our eukaryotic initiation factor 2 B ("EIF2B") activator program to address diseases such as amyotrophic lateral sclerosis ("ALS") and frontotemporal dementia ("FTD");

•our ETV:IDS program, our lead brain-penetrant enzyme replacement therapy ("ERT"), enabled by our enzyme transport vehicle ("ETV"), which is designed to restore iduronate 2-sulfatase ("IDS"), and reduce glycosaminoglycans ("GAGs"), both peripherally and in the brain, in patients with mucopolysaccharidosis II ("MPS II", or "Hunter syndrome");

•our receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address neurological diseases such as Alzheimer's disease and ALS as well as multiple sclerosis ("MS"); and
•a second non-CNS penetrant RIPK1 inhibitor, partnered with Sanofi, to address peripheral inflammatory diseases such as cutaneous lupus erythematosus ("CLE").

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate(s)	Clinical Phase	Indication(s)	Operational Control
LRRK2	DNL151 (BIIB122)	Ph 1 and Ph 1b complete	Parkinson's disease	Joint with Biogen
ETV:IDS	DNL310	Ph1/2	Hunter syndrome (MPS II)	Denali
EIF2B	DNL343	Ph 1	ALS and FTD	Denali
RIPK1 (Peripheral)	DNL758 (SAR443122)	Ph 2	CLE	Sanofi
RIPK1 (CNS)	DNL788 (SAR443820)	Ph 1	Neurological diseases	Sanofi
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

•In January 2021, we announced completion of the DNL151 (BIIB122) Phase 1b study in Parkinson’s patients. In March 2021, we completed our Phase 1 study of DNL151 (BIIB122). In May 2021, we presented results from both studies at the International Association of Parkinsonism and Related Disorders Virtual Congress held on May 1-4. DNL151 (BIIB122) was generally well tolerated, and target engagement and pathway engagement biomarker goals were met. We plan, together with our collaboration partner Biogen, to initiate late-stage clinical development of DNL151 (BIIB122) in patients with Parkinson's disease by year-end 2021;

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

•In February 2021, we reported three-month data from Cohort A (n=5) in a Phase 1/2 study of DNL310 in patients with Hunter syndrome. The data showed that DNL310 treatment resulted in normalization of GAG levels in cerebrospinal fluid and a safety and tolerability profile consistent with standard of care ERT. In March 2021, we announced that the U.S. Food and Drug Administration ("FDA") granted Fast Track designation to DNL310 for the treatment of patients with Hunter syndrome;

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

•In May 2021, we presented results from two studies of its small molecule LRRK2 inhibitor, DNL151 (BIIB122), in a Phase 1 study in healthy volunteers and a Phase 1b study in patients with Parkinson's disease, at the International Association of Parkinsonism and Related Disorders Virtual Congress. DNL151 (BIIB122) was generally well tolerated, and target engagement and pathway engagement biomarker goals were met. We plan to initiate late-stage clinical development of DNL151 (BIIB122) in Parkinson's disease by year-end 2021 with Biogen;

•In June 2021, we announced that our partner Sanofi commenced dosing in a Phase 2 study of DNL758 (SAR443122), a peripherally-restricted small molecule inhibitor of RIPK1, in patients with CLE, triggering a $15.0 million milestone which was received in July 2021; and

•In July 2021, we reported positive interim data from the Phase 1/2 study of ETV:IDS (DNL310) in patients with Hunter syndrome (MPS II). The data demonstrated durability of effect with CNS impact, improved peripheral activity after switching from standard of care, and a safety profile consistent with standard of care enzyme replacement therapy. Furthermore, initial indications of improved clinical symptoms and function, assessed as exploratory endpoints, were reported by investigators and parents in all five patients enrolled in Cohort A. We also shared data from Cohort B, which is designed to inform dose selection; exploratory biomarker data demonstrated activity of DNL310 across all dose regimens. Based on these data, we plan to begin enrolling Cohort C in the Phase 1/2 study to further investigate clinical endpoints and initiate a pivotal Phase 2/3 study of DNL310 in the first half of 2022.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $60.7 million and $130.7 million for the three and six months ended June 30, 2021, respectively, and $58.8 million and $115.5 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $485.1 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Results of Operations
Comparison of the three and six months ended June 30, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Collaboration revenue:
Collaboration revenue from customers	$22,936	$5,811	$17,125	*	%
Other collaboration revenue	3	36	(33)	(92)
Total collaboration revenue	22,939	5,847	17,092	*
Operating expenses:
Research and development	65,711	53,152	12,559	24
General and administrative	19,045	13,972	5,073	36
Total operating expenses	84,756	67,124	17,632	26
Loss from operations	(61,817)	(61,277)	(540)	1
Interest and other income, net	1,126	2,598	(1,472)	(57)
Loss before income taxes	(60,691)	(58,679)	(2,012)	3
Income tax provision	—	(79)	79	(100)
Net loss	$(60,691)	$(58,758)	$(1,933)	3%
__________________________________________________
*     Percentage is not meaningful.

	Six Months Ended June 30,		Change
	2021	2020	$	%
Collaboration revenue:
Collaboration revenue from customers	$30,858	$9,363	$21,495	*	%
Other collaboration revenue	4	88	(84)	(95)
Total collaboration revenue	30,862	9,451	21,411	*
Operating expenses:
Research and development	125,918	104,168	21,750	21
General and administrative	37,981	26,527	11,454	43
Total operating expenses	163,899	130,695	33,204	25
Loss from operations	(133,037)	(121,244)	(11,793)	10
Interest and other income, net	2,305	5,667	(3,362)	(59)
Loss before income taxes	(130,732)	(115,577)	(15,155)	13
Income tax benefit	—	56	(56)	(100)
Net loss	$(130,732)	$(115,521)	$(15,211)	13%
__________________________________________________
*     Percentage is not meaningful.
Collaboration revenue. Collaboration revenue was $22.9 million and $30.9 million for the three and six months ended June 30, 2021, respectively, and $5.8 million and $9.5 million for the three and six months ended June 30, 2020, respectively. The increase in collaboration revenue of $17.1 million and $21.4 million for the three and six months ended June 30, 2021, respectively, compared to the comparative period in the prior year were primarily due to the achievement of a $15.0 million milestone in June 2021 under our collaboration with Sanofi related to the initiation of the Phase 2 study of DNL758 (SAR443122), as well as an increase in revenue from our collaboration with Takeda of $1.6 million driven by increased costs incurred in the underlying partnered programs, and revenue of $0.8 million from our collaboration with Biogen.

Research and development expenses. Research and development expenses were $65.7 million and $125.9 million for the three and six months ended June 30, 2021, compared to $53.2 million and $104.2 million for the three and six months ended June 30, 2020, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
LRRK2 program external expenses	$2,776	$6,174	$5,152	$15,766
EIF2B program external expenses	4,752	1,994	9,092	3,306
ETV:IDS program external expenses	6,867	5,212	13,753	8,350
TV platform and other program external expenses	7,659	3,462	15,142	6,186
Other external research and development expenses	7,755	7,782	13,234	15,174
Personnel-related expenses(1)	28,352	20,251	56,119	39,122
Other unallocated research and development expenses	9,117	8,277	17,504	16,264
Cost sharing reimbursements from related party(2)	(1,567)	—	(4,078)	—
Total research and development expenses	$65,711	$53,152	$125,918	$104,168
__________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $12.5 million and $24.8 million for the three and six months ended June 30, 2021, respectively, and $7.1 million and $13.2 million for the three and six months ended June 30, 2020, respectively, reflecting an increase of $5.4 million and $11.6 million, respectively.
(2)Cost sharing reimbursements from Biogen during the three and six months ended June 30, 2021 are for LRRK2 program external expenses and LRRK2 program internal expenses which are included within Personnel-related expenses.

The increase in research and development expenses of approximately $12.5 million for the three months ended June 30, 2021 and June 30, 2020, was primarily attributable to the following:
•An increase of $8.1 million in personnel-related expenses, consisting of a $5.4 million increase in stock-based compensation expense primarily attributable to additional equity award grants and our increasing market price, and a $2.7 million increase in salaries and related expenses attributable to an increase in our research and development headcount;
•An increase of $4.2 million in TV platform and other program external expenses, reflecting our increased investment in our pipeline, including the progress in our PTV:PGRN and ATV:TREM2 programs as well our continued investment in developing a robust pipeline;
•Increases of $2.8 million and $1.6 million in EIF2B and ETV:IDS program external expenses, respectively, reflecting the progress of these programs in clinical trials during 2021; and
•An increase of $0.8 million in other unallocated research and development expenses, primarily due to an increase of $0.4 million in lab consumable expenses, an increase in facilities-related expenses of $0.3 million including depreciation expense and certain costs associated with COVID-19 safety protocols, and a $0.1 million increase in other general costs.
These increases were partially offset by a decrease in external expenses related to the LRRK2 program primarily due to completion of the phase 1 and 1b trials of DNL151 (BIIB122) of $3.4 million and by cost sharing reimbursements under our collaboration with Biogen of $1.6 million.
The increase in research and development expenses of approximately $21.7 million for the six months ended June 30, 2021 and June 30, 2020, was primarily attributable to the following:
•An increase of $17.0 million in personnel-related expenses, consisting of an $11.6 million increase in stock-based compensation expense primarily attributable to additional equity award grants and our increasing market price, and a $5.4 million increase in salaries and related expenses attributable to an increase in our research and development headcount;

•An increase of $9.0 million in TV platform and other program external expenses, reflecting our increased investment in our pipeline, including the progress in our PTV:PGRN and ATV:TREM2 programs as well our continued investment in developing a robust pipeline;
•Increases of $5.8 million and $5.3 million in EIF2B and ETV:IDS program external expenses, respectively, reflecting the progress of these programs in clinical trials during 2021; and
•An increase of $1.2 million in other unallocated research and development expenses, which is primarily due to an increase in facilities-related expenses of $1.0 million including depreciation expense and certain costs associated with COVID-19 safety protocols and an increase in lab consumable expenses of $0.5 million, partially offset by a $0.3 million decrease in other general costs, primarily due to a decrease in travel related expenses attributable to our research and development departments due to the COVID-19 pandemic.
These increases were partially offset by a decrease in external expenses related to the LRRK2 program primarily due to completion of the phase 1 and 1b trials of DNL151 (BIIB122) of $10.6 million, cost sharing reimbursements under our collaboration with Biogen of $4.1 million, and a $1.9 million decrease in other external research and development expenses primarily due to a decrease in DNL747 costs after completion of the Phase 1b trials.
General and administrative expenses. General and administrative expenses were $19.0 million for the three months ended June 30, 2021 compared to $14.0 million for the three months ended June 30, 2020, respectively. The increase of $5.0 million was primarily attributable to the following:
•$4.2 million of increased personnel-related expenses, driven by higher general and administrative headcount and stock-based compensation expense associated with additional equity award grants and our increasing market price;
•$0.9 million of increased other general costs, including insurance, tax and IT related expenses; and
•$0.1 million of increased facilities related expenses, including depreciation expense and certain costs associated with COVID-19 safety protocols.
These increases were partially offset by a decrease $0.2 million in legal and other professional services expenses.
General and administrative expenses were $38.0 million for the six months ended June 30, 2021 compared to $26.5 million for the six months ended June 30, 2020, respectively. The increase of $11.5 million was primarily attributable to the following:
•$9.0 million of increased personnel-related expenses, driven by higher general and administrative headcount and stock-based compensation expense associated with additional equity award grants and our increasing market price;
•$1.7 million of increased other general costs, including insurance, tax and IT related expenses;
•$0.5 million of increased professional services expenses, primarily due to accounting, tax and consulting fees associated with assessment of the Biogen Collaboration Agreement; and
•$0.3 million of increased facilities related expenses, including depreciation expense and certain costs associated with COVID-19 safety protocols.

Interest and other income, net. Interest and other income, net was $1.1 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $1.5 million was primarily due to decreased interest income earned on our investments due to declining interest rates.

Interest and other income, net. Interest and other income, net was $2.3 million and $5.7 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $3.4 million was primarily due to decreased interest income earned on our investments due to declining interest rates.
Income tax provision (benefit). There was an income tax provision of $0.1 million for the three months ended June 30, 2020 associated with a decrease in unrealized gains on marketable securities in other comprehensive income and an income tax benefit of $0.1 million for the six months ended June 30, 2020 due to the tax benefit associated with an unrealized gain on marketable securities in other comprehensive income. There was no income tax benefit for the three and six months ended June 30, 2021.
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

Pursuant to the Takeda Collaboration Agreement, we have received $71.0 million related to upfront and milestone payments through June 30, 2021. Further, under the associated Stock Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.

Pursuant to the Sanofi Collaboration Agreement, we received an upfront payment of $125.0 million in November 2018 and a milestone payment of $10.0 million in August 2019, which was triggered by the commencement of a DNL758 (SAR443122) Phase 1 clinical trial in healthy volunteers. We also received further payments of $13.5 million for performance of Retained Activities. In June 2021, Sanofi commenced dosing of a patient in a Phase 2 study of DNL758 (SAR443122) in CLE patients, triggering a $15.0 million milestone payable to us, which we received in July 2021.

Pursuant to the common stock purchase agreement between us and BIMA (the "Biogen Stock Purchase Agreement"), we received $465.0 million in September 2020 for the sale and issuance of 13,310,243 shares of our common stock. In October 2020, we received $560.0 million from Biogen in upfront payments associated with the Biogen Collaboration Agreement. We have received cost sharing reimbursements of $11.8 million from Biogen through June 30, 2021.

As of June 30, 2021, we had cash, cash equivalents and marketable securities in the amount of $1.4 billion.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $485.1 million through June 30, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the 12 months following the filling date of this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(104,461)	$(97,849)
Net cash provided by (used in) investing activities	72,132	(43,744)
Net cash provided by financing activities	10,865	199,328
Net increase (decrease) in cash, cash equivalents and restricted cash	$(21,464)	$57,735
Net Cash Used In Operating Activities

During the six months ended June 30, 2021, cash used in operating activities was $104.5 million, which consisted of a net loss of $130.7 million, adjusted by non-cash items primarily related to stock-based compensation and depreciation, net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash Provided By (Used In) Investing Activities

During the six months ended June 30, 2021, cash provided by investing activities was $72.1 million, which consisted of $923.0 million in proceeds from the maturity of marketable securities, partially offset by $847.3 million of purchases of marketable securities and $3.6 million of capital expenditures to purchase property and equipment.
Net Cash Provided By Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $10.9 million in proceeds from the exercise of options to purchase common stock as well as the purchase of ESPP shares.
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
The Headquarters Lease Amendment provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease Amendment provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. We are also required to pay the operating expenses for the New Premises, such as taxes and insurance, which are treated as variable lease payments.

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

As of June 30, 2021 and December 31, 2020, we had open purchase orders for biological product development and manufacturing costs totaling $32.5 million and $33.0 million, respectively. The activities under these purchase orders are expected to be completed by February 2028. As of June 30, 2021 and December 31, 2020, we had total non-refundable purchase commitments of $28.4 million and $27.1 million, respectively, under the DMSA.

During the three months ended June 30, 2021 and 2020, we incurred costs of $3.2 million and $3.8 million, and made payments of $5.7 million and $2.0 million, respectively, for the development and manufacturing services rendered under the DMSA. During the six months ended June 30, 2021 and 2020, we incurred costs of $8.4 million and $4.8 million, respectively, and made payments of $6.4 million and $5.2 million, respectively, for the development and manufacturing services rendered under the DMSA.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.
Recent Accounting Pronouncements

Except as described in Note 1 to the Condensed Consolidated Financial Statements under the heading "Recently Adopted Accounting Pronouncement," there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2021, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.4 billion as of June 30, 2021, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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
Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro, Swiss francs and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of preclinical, clinical and manufacturing activities.

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

As of June 30, 2021, we had open forward foreign currency exchange contracts with notional amounts of $8.1 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at June 30, 2021 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.8 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 10, 2020, we and all directors were named in a shareholder derivative action filed in the Delaware Court of Chancery ("the Court") challenging the compensation we paid to our directors since the IPO in December 2017. On January 13, 2021, the parties to the derivative action entered into a settlement agreement, the terms of which were disclosed in a Form 8-K filed on February 5, 2021. The settlement agreement was approved by the Court on April 16, 2021. Amounts paid by us pursuant to the settlement agreement were determined to not be material.
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

We have incurred significant net losses since our inception, including net losses of $60.7 million and $130.7 million for the three and six months ended June 30, 2021, respectively, and $58.8 million and $115.5 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $485.1 million.

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

Public health outbreaks, such as epidemics or pandemics involving infectious or contagious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to the spread of the disease, due to shutdowns that may be requested or mandated by federal, state and local governmental authorities or certain employers, or due to the economic consequences associated with the pandemic. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. For example, the COVID-19 pandemic caused a temporary disruption in our ability to recruit participants for our clinical trials in the calendar year 2020 and the first quarter of 2021, though recruitment has now returned to pre-pandemic levels. While it is not possible at this time to predict whether another pandemic, epidemic or infectious disease outbreak similar to COVID-19 will materialize, any measures taken by the governments of countries and local authorities in response to such future health crises have the potential to disrupt and delay the initiation of new clinical trials, the progress of our ongoing clinical trials, and could disrupt and delay our preclinical activities, and potentially the manufacture or shipment of both drug substance and finished drug product of our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or operating results.

The continued impact of the COVID-19 pandemic may materially and adversely affect our business, operations and financial condition.

We are actively monitoring, evaluating and responding to developments relating to COVID-19, including new strains of the disease that have emerged in certain locations, vaccination status both locally and globally, and reduced restriction on travel and other protocols as set forth by the CDC and other state, local and government authorities. In response to the COVID-19 pandemic in 2020, we implemented policies that enabled some of our employees to work remotely, and such policies may continue for an indefinite period. We also implemented various safety protocols for all on-site personnel, including COVID-19 testing procedures and compliance measures for social distancing and use of personal protective equipment and continue to maintain appropriate protocols in accordance with federal, state and local regulation. Our priority is to protect the health and safety of our employees, community, partners and clinical trial participants, while working to ensure the sustainability of our business operations.

Although restrictions related to the COVID-19 pandemic have been eased in many locations in which we do business, a resurgence in cases of COVID-19 could occur at any time, resulting in new disruptions to our business. Examples of disruptions to our business from COVID-19 have included:

•delays or difficulties in enrolling patients in our clinical trials, particularly elderly subjects, who are at a higher risk of complications from COVID-19;

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

•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages;

•delays or difficulties in furthering our preclinical and clinical programs, due to interruptions or limitations in our third party service providers’ business operations;

•interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•changes in clinical trial site procedures and requirements as well as regulatory requirements for conducting clinical trials during the COVID-19 pandemic;

•delays or interruptions in the operations of or necessary interactions with the U.S. Food and Drug Administration ("FDA") or other regulators; and

•limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies and clinical trials, either because of sickness of employees and their families or the desire of employees to avoid contact with large groups of people.

Our business is located in the state of California, which was more severely affected by the COVID-19 pandemic than some other parts of the country. On June 11, 2021, the Executive Department of the State of California issued Executive Orders N-07-21 and N-08-21, rescinding previous executive orders requiring various pandemic-related restrictions. Should COVID-19 cases in California increase, however, the relevant counties or state may re-institute a "shelter in place" order at any time or implement other restrictions. Our primary operations are located in South San Francisco and prior to the rescinding of such California state orders, many of our employees have chosen to telecommute. Due to telecommuting patterns, modified schedules and work protocols to enable adequate physical distancing, our laboratory operations have operated with decreased efficiency, which may impact certain of our operations over the near term and long term. Should these developments continue or worsen, our operations and program timelines may be negatively impacted and could result in the incurrence of additional costs.

We have clinical trial sites for our clinical studies in the United States and Europe, certain of which may be affected by new variants of the coronavirus, and the availability of vaccines at the clinical trial site locations. If healthcare facilities and offices are required to focus limited resources on non-clinical trial matters such as treatment of COVID-19 patients, patient screening, new patient enrollment, and monitoring and data collection could be affected. For example, in 2020, we experienced a pause in enrollment in our DNL151 (BIIB122) Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study. In all cases, recruitment resumed within several months; however, further pauses or delays could occur depending on the success of the vaccine rollout, the efficacy of vaccination, which is not yet fully understood, and any lingering social or economic unrest that continues to result from the COVID-19 pandemic.

In June 2020, the FDA issued guidance on manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biologic products manufacturing, including recommendations for manufacturing controls to prevent contamination of the products. Should the FDA issue additional guidance with respect to COVID-19 protocols as relates to the implementation of our clinical trials, the costs of such clinical trials may increase. Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus and any new variants of the coronavirus that emerge in the future.

To the extent the COVID-19 pandemic continues to adversely affect our business, operations and financial condition, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.
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

As of June 30, 2021, we had $1.4 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have never completed a clinical development program. We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in June 2020, together with our collaboration partner Sanofi, we paused clinical activities with DNL747 to accelerate development of DNL788 (SAR443820), in part due to DNL747 preclinical chronic toxicity studies. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion, which could adversely affect our business. Further, after the commencement of clinical trials, we may pause the advancement of lead molecules in favor of a backup molecule with a superior safety or efficacy profile, such as we did in our RIPK1 program, switching our focus from DNL747 to DNL788 (SAR443820).

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

We may face difficulties from changes to current regulations and future legislation. Current and future legislation may increase the difficulty and cost for us to commercialize our drugs, if approved, and affect the prices we may obtain, including changes in coverage and reimbursement policies in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if approved, profitably. Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act ("ACA"), was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

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

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California recently enacted legislation, the California Consumer Privacy Act ("CCPA"), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, that became effective on January 1, 2020. The CCPA was amended several times throughout 2018 and 2019, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. Some observers have noted the CCPA could be the beginning of a trend toward more stringent privacy legislation throughout the United States, as evidenced by the recent Virginia Consumer Data Protection Act, enacted March 2021, and the Colorado Privacy Act, enacted June 2021. The CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, CCPA, CPRA and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. These and future laws and regulations may increase our compliance costs and potential liability.

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
We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing and our clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our product development activities.

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

We primarily conduct our operations at our facility in South San Francisco, California, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region, and doing so may be costly and difficult.

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

As of June 30, 2021, we had 334 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

As of June 30, 2021, our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing more than 50.0% of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

10.1#	Side Letter between the Registrant and F-star Gamma Limited, dated June 30, 2021	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Portions of this exhibit (indicated by asterisks) have been omitted in connection with the rules of the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	August 4, 2021	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2021	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)