Form 10-Q
period 2021-09-30
Denali Therapeutics Inc.
filed 2021-11-04
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of October 29, 2021 was 122,125,581.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$394,553	$507,144
Short-term marketable securities	644,622	962,553
Cost sharing reimbursements due from related party	1,194	5,674
Prepaid expenses and other current assets	15,140	20,284
Total current assets	1,055,509	1,495,655
Long-term marketable securities	319,472	32,699
Property and equipment, net	40,012	40,846
Operating lease right-of-use asset	31,196	32,618
Other non-current assets	3,777	2,462
Total assets	$1,449,966	$1,604,280
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,817	$1,071
Accrued compensation	10,534	20,503
Accrued manufacturing costs	13,142	7,140
Accrued clinical and other research & development costs	13,380	11,775
Other accrued costs and current liabilities	2,364	3,037
Operating lease liability, current	5,252	4,690
Related party contract liability, current	3,438	3,569
Contract liabilities, current	1,324	19,914
Total current liabilities	54,251	71,699
Related party contract liability, less current portion	291,434	293,849
Contract liabilities, less current portion	31,313	23,325
Operating lease liability, less current portion	59,990	64,175
Other non-current liabilities	701	701
Total liabilities	437,689	453,749
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 122,011,151 shares and 120,531,333 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,545	1,531
Additional paid-in capital	1,580,988	1,503,660
Accumulated other comprehensive loss	(521)	(245)
Accumulated deficit	(569,735)	(354,415)
Total stockholders' equity	1,012,277	1,150,531
Total liabilities and stockholders’ equity	$1,449,966	$1,604,280
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue:
Collaboration revenue from customers(1)	$5,285	$9,388	$36,143	$18,751
Other collaboration revenue	—	5	4	93
Total collaboration revenue	5,285	9,393	36,147	18,844
Operating expenses:
Research and development(2)	71,559	53,704	197,477	157,872
General and administrative	19,319	15,805	57,300	42,332
Total operating expenses	90,878	69,509	254,777	200,204
Loss from operations	(85,593)	(60,116)	(218,630)	(181,360)
Interest and other income, net	1,005	1,944	3,310	7,611
Loss before income taxes	(84,588)	(58,172)	(215,320)	(173,749)
Income tax expense	—	(56)	—	—
Net loss	(84,588)	(58,228)	(215,320)	(173,749)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(153)	(540)	(276)	(339)
Comprehensive loss	$(84,741)	$(58,768)	$(215,596)	$(174,088)
Net loss per share, basic and diluted	$(0.69)	$(0.54)	$(1.77)	$(1.65)
Weighted average number of shares outstanding, basic and diluted	121,742,067	107,490,702	121,309,197	105,217,770
__________________________________________________
(1)Includes related party collaboration revenue from a customer of $0.9 million and $2.5 million for the three and nine months ended September 30, 2021, respectively.
(2)Includes an offset to expense from related party cost reimbursement of $1.2 million and $5.3 million for the three and nine months ended September 30, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	120,531,333	$1,531	$1,503,660	$(245)	$(354,415)	$1,150,531
Issuances under equity incentive plans	880,560	8	14,172	—	—	14,180
Vesting of restricted stock units	599,258	6	(6)	—	—	—
Stock-based compensation	—	—	63,162	—	—	63,162
Net loss	—	—	—	—	(215,320)	(215,320)
Other comprehensive loss	—	—	—	(276)	—	(276)
Balance at September 30, 2021	122,011,151	$1,545	$1,580,988	$(521)	$(569,735)	$1,012,277

Balance at June 30, 2021	121,531,952	$1,541	$1,556,679	$(368)	$(485,147)	$1,072,705
Issuances under equity incentive plans	228,048	2	3,313	—	—	3,315
Vesting of restricted stock units	251,151	2	(2)	—	—	—
Stock-based compensation	—	—	20,998	—	—	20,998
Net loss	—	—	—	—	(84,588)	(84,588)
Other comprehensive loss	—	—	—	(153)	—	(153)
Balance at September 30, 2021	122,011,151	$1,545	$1,580,988	$(521)	$(569,735)	$1,012,277

Balance at December 31, 2019	96,189,935	$1,288	$818,803	$350	$(425,551)	$394,890
Issuance of common stock upon public offering, net of issuance costs of $632	9,000,000	90	193,858	—	—	193,948
Issuance of common stock in connection with the Biogen Stock Purchase Agreement	13,310,243	133	420,013	—	—	420,146
Issuances under equity incentive plans	1,001,905	10	11,123	—	—	11,133
Vesting of restricted stock units	293,133	3	(3)	—	—	—
Stock-based compensation	—	—	36,521	—	—	36,521
Net loss	—	—	—	—	(173,749)	(173,749)
Other comprehensive loss	—	—	—	(339)	—	(339)
Balance at September 30, 2020	119,795,216	$1,524	$1,480,315	$11	$(599,300)	$882,550

Balance at June 30, 2020	105,897,872	$1,385	$1,041,303	$551	$(541,072)	$502,167
Issuance of common stock in connection with the Biogen Stock Purchase Agreement	13,310,243	133	420,013	—	—	420,146
Issuances under equity incentive plans	412,389	4	5,749	—	—	5,753
Vesting of restricted stock units	174,712	2	(2)	—	—	—
Stock-based compensation	—	—	13,252	—	—	13,252
Net loss	—	—	—	—	(58,228)	(58,228)
Other comprehensive loss	—	—	—	(540)	—	(540)
Balance at September 30, 2020	119,795,216	$1,524	$1,480,315	$11	$(599,300)	$882,550
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(215,320)	$(173,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,499	6,410
Stock–based compensation expense	63,162	36,521
Net amortization of premiums (discounts) on marketable securities	6,316	(1,074)
Non-cash adjustment to operating lease expense	(2,201)	(1,669)
Other non-cash items	—	18
Changes in operating assets and liabilities:
Prepaid expenses and other assets	8,049	3,819
Accounts payable	3,783	147
Accruals and other current liabilities	(3,036)	4,880
Contract liabilities	(10,601)	(17,920)
Related party contract liability	(2,546)	44,854
Net cash used in operating activities	(145,895)	(97,763)
Investing activities
Purchases of marketable securities	(1,191,491)	(687,523)
Purchases of property and equipment	(5,447)	(1,900)
Maturities and sales of marketable securities	1,216,062	433,557
Net cash provided by (used in) investing activities	19,124	(255,866)
Financing activities
Proceeds from issuance of common stock in connection with Collaboration Agreements	—	420,146
Proceeds from public offering of common stock, net of issuance costs	—	193,948
Proceeds from exercise of awards under equity incentive plans	14,180	11,133
Net cash provided by financing activities	14,180	625,227
Net increase (decrease) in cash, cash equivalents and restricted cash	(112,591)	271,598
Cash, cash equivalents and restricted cash at beginning of period	508,644	80,949
Cash, cash equivalents and restricted cash at end of period	$396,053	$352,547
Supplemental disclosures of cash flow information
Property and equipment purchases accrued but not yet paid	$29	$32

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

During the nine months ended September 30, 2021, except as discussed below in the section titled "Recently Adopted Accounting Pronouncement," there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2020 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2020 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the Company had no off balance sheet concentrations of credit risk.

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

The COVID-19 pandemic has caused increased risk and uncertainty for the Company. Credit risk associated with investments in securities may increase if any institution with which the Company has an investment is significantly impacted by the COVID-19 pandemic. As of September 30, 2021, the Company has not realized any losses on its cash deposits or investments. COVID-19 may impact the timelines and progress of the Company's preclinical activities and clinical trials, and may impact its ability to raise capital in the near term.

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
Accounts Receivable

Accounts receivable are included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The accounts receivable balance represents amounts receivable from the Company's collaboration partners, excluding related parties, net of an allowance for credit losses, if required.

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

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$350,803	$—	$—	$350,803
U.S. government treasuries	24,998	—	—	24,998
Short-term marketable securities:
U.S. government treasuries	472,214	—	—	472,214
U.S. government agency securities	—	15,003	—	15,003
Corporate debt securities	—	61,182	—	61,182
Commercial paper	—	96,223	—	96,223
Long-term marketable securities:
U.S. government treasuries	299,069	—	—	299,069
Corporate debt securities	—	20,403	—	20,403
Total	$1,147,084	$192,811	$—	$1,339,895
Liabilities:
Foreign currency derivative contracts	$—	$201	$—	$201
Total	$—	$201	$—	$201

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$335,284	$—	$—	$335,284
U.S. government treasuries	149,997	—	—	149,997
Short-term marketable securities:
U.S. government treasuries	878,938	—	—	878,938
U.S. government agency securities	—	25,217	—	25,217
Corporate debt securities	—	27,180	—	27,180
Commercial paper	—	31,218	—	31,218
Long-term marketable securities:
U.S. government treasuries	2,561	—	—	2,561
Corporate debt securities	—	30,138	—	30,138
Foreign currency derivative contracts	—	185	—	185
Total	$1,366,780	$113,938	$—	$1,480,718
Liabilities:
Foreign currency derivative contracts	$—	$11	$—	$11
Total	$—	$11	$—	$11
The carrying amounts of cost sharing reimbursements due from related party, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The company has not transferred any assets or liabilities between the fair value measurement levels.

3.    Marketable Securities
All marketable securities were considered available-for-sale at September 30, 2021 and December 31, 2020. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$472,214	$13	$(13)	$472,214
U.S. government agency securities	15,003	—	—	15,003
Corporate debt securities(2)	61,187	5	(10)	61,182
Commercial paper	96,223	—	—	96,223
Total short-term marketable securities	644,627	18	(23)	644,622
Long-term marketable securities:
U.S. government treasuries(3)	299,225	17	(173)	299,069
Corporate debt securities(4)	20,413	2	(12)	20,403
Total long-term marketable securities	319,638	19	(185)	319,472
Total	$964,265	$37	$(208)	$964,094
__________________________________________________
(1)Unrealized holding losses on 7 securities with an aggregate fair value of $271.8 million.
(2)Unrealized holding losses on 8 securities with an aggregate fair value of $27.8 million.
(3)Unrealized holding losses on 11 securities with an aggregate fair value of $251.5 million.
(4)Unrealized holding losses on 5 securities with an aggregate fair value of $16.8 million.

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

As of September 30, 2021 and December 31, 2020, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of September 30, 2021 or December 31, 2020. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

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
The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of September 30, 2021 and December 31, 2020, respectively (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	12	1,700	Oct 2021 - Jun 2022
British Pounds	11	1,725	Oct 2021 - Jun 2022
Total at September 30, 2021	23
Euros	26	3,855	Jan 2021 - Nov 2021
British Pounds	21	2,658	Jan 2021 - Nov 2021
Total at December 31, 2020	47
_________________________________________________
(1) The notional amount represents the net amount of foreign currency that will be received upon maturity of the forward contracts.

5.    Collaboration Agreements
Biogen

On August 5, 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), which expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). The details of the Provisional Biogen Collaboration Agreement and the Biogen Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 6, Collaboration Agreements, to the consolidated financial statements in the Company's 2020 Annual Report on Form 10-K. During the third quarter of 2021, there were no changes to the terms of the Company’s collaboration agreement with Biogen, and no change in the transaction price for the Biogen Collaboration Agreement has been recorded during the three and nine months ended September 30, 2021.
A related party contract liability of $294.9 million was recorded on the Consolidated Balance Sheet as of September 30, 2021. Approximately $288.9 million of this contract liability relates to the revenue allocated to the material right for an option under the ROFN and Option Agreement which is being deferred until resolution of the option, which is expected to be at least a year from the balance sheet date, and $6.0 million of this contract liability relates to the portion of the Option Research Services performance obligation yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded $1.2 million and $5.3 million of cost sharing reimbursements for LRRK2 Development Activities as an offset to research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021, respectively. The Company recorded cost sharing reimbursements due from related party on the Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 of $1.2 million and $5.7 million, respectively.

As of September 30, 2021, the Company had not achieved any milestones or recorded any product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 6, Collaboration Agreements, to the consolidated financial statements in the Company's 2020 Annual Report on Form 10-K. During the third quarter of 2021, there were no changes to the terms of the Company’s collaboration agreement with Sanofi.

The transaction price of the Sanofi Collaboration Agreement did not change in the three months ended September 30, 2021, and increased by $15.0 million in the nine months ended September 30, 2021. This increase related to the $15.0 million milestone triggered in June 2021 upon first patient in a Phase 2 study of DNL758 (SAR443122) in patients with cutaneous lupus erythematosus. The transaction price increased by $0.1 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, related to costs incurred for Retained Activities that were no longer constrained.

A contract liability of $3.4 million was recorded on the Condensed Consolidated Balance Sheets as of both September 30, 2021 and December 31, 2020. This contract liability relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded no receivable and a receivable of $44,303 associated with the Sanofi Collaboration Agreement on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

Through September 30, 2021, the Company has earned milestone payments of $25.0 million, and the Company has not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"). The details of the Takeda Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 6, Collaboration Agreements, to the consolidated financial statements in the Company's 2020 Annual Report on Form 10-K. During the third quarter of 2021, there were no changes to the terms of the Company’s collaboration agreement with Takeda, and no change in the transaction price for the Takeda Collaboration Agreement has been recorded during the three and nine months ended September 30, 2021.

Revenue is recognized under the Takeda Collaboration Agreement when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue is being recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the three and nine months ended September 30, 2021 or September 30, 2020.

A contract liability of $29.2 million and $39.8 million was recorded on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. This contract liability relates to the three performance obligations identified, with such amounts to be recognized over the estimated period of the pre-IND research services, which is expected to be up to several years. There was no receivable as of September 30, 2021 and a receivable of $8.0 million for a preclinical milestone as of December 31, 2020.

Through September 30, 2021, the Company has earned $31.0 million in preclinical milestone payments from Takeda, and has not recorded any product sales under the Takeda Collaboration Agreement.

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Takeda Collaboration Agreement(1)	$4,425	$9,271	$18,597	$17,826
Sanofi Collaboration Agreement
Peripheral Program License	—	—	15,000	—
Retained Activities	—	117	—	925
Alzheimer's Disease Services(2)	—	5	4	93
Total Sanofi Collaboration Revenue	—	122	15,004	1,018
Biogen Collaboration Agreement
Option Research Services(2)	860	—	2,546	—
Total Biogen Collaboration Revenue	$860	$—	$2,546	$—
Total Collaboration Revenue	$5,285	$9,393	$36,147	$18,844
_________________________________________________
(1)$15.6 million of revenue for the nine months ended September 30, 2021 was included in the contract liability balance at the beginning of the period. All revenue for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020 was included in the contract liability balance at the beginning of the period.
(2)Revenue for the three and nine months ended September 30, 2021 and September 30, 2020, where applicable, represent amounts that were included in the contract liability balance at the beginning of the respective period.
6.     License Agreements
Genentech
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech”). The details of the Genentech License Agreement are further described in Note 7, License Agreements, to the consolidated financial statements in the Company's 2020 Annual Report on Form 10-K. No expenses were recorded associated with the Genentech License Agreement in the three and nine months ended September 30, 2021 or 2020.
7.    Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"). The details of the Headquarters Lease are further described in Note 9, Commitments and Contingencies, to the consolidated financial statements in the Company's 2020 Annual Report on Form 10-K. During the third quarter of 2021, there were no changes to the terms of the Headquarters Lease.
In August 2021, the Company entered into an operating lease for approximately 50,000 square feet of laboratory, office and warehouse premises in Salt Lake City, Utah (“SLC Lease”), with a contractual term of approximately 8.4 years which will commence upon completion of certain improvements by the landlord and the Company, and future undiscounted lease payments totaling approximately $12.5 million. For accounting purposes, the lease has not yet commenced as the landlord has not yet made the underlying asset available for use by Denali, and as such, no lease liability or ROU asset is recorded on the condensed consolidated balance sheet as of September 30, 2021, and no operating lease expense has been recorded for the three and nine months ended September 30, 2021.

Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease and for the headquarters lease, the discount rate used to determine the measurement of the lease liability. The discount rate of our headquarters lease is an approximation of the Company's incremental borrowing rate and is dependent upon the term and economics of the agreement. To estimate the incremental borrowing rate, management considered observable debt yields of comparable market instruments, as well as benchmarks within the headquarters lease agreement that may be indicative of the rate implicit in the lease.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost (1)	$2,863	$2,833	$8,429	$8,341
Cash paid for amounts included in measurement of lease liability	$2,618	$2,536	$7,717	$7,202

	As of September 30,
	2021		2020
Weighted average remaining lease term	7.6 years		8.6 years
Weighted average discount rate	9%		9%
__________________________________________________
(1)Including variable and short-term lease costs
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liability recorded in the Condensed Consolidated Balance Sheet as of September 30, 2021 (in thousands):

Year Ended December 31:
2021 (three months)	$2,618
2022	10,702
2023	11,053
2024	11,417
2025	11,793
Thereafter	42,148
Total undiscounted lease payments	89,731
Present value adjustment	(24,489)
Net operating lease liabilities	$65,242
Sublease
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") for space in the corporate headquarters. The details of the Sublease Agreement are further described in Note 9, Commitments and Contingencies, to the consolidated financial statements in the Company's 2020 Annual Report on Form 10-K. During the third quarter of 2021, there were no changes to the terms of the Sublease Agreement. Total sublease income, including rent and variable sublease cost reimbursements, was $1.0 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $2.9 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table details the future undiscounted cash inflows relating to the Sublease Agreement as of September 30, 2021 (in thousands):

Year Ended December 31:
2021 (three months)	$737
2022	3,009
2023	3,096
2024	876
Total undiscounted sublease receipts	$7,718
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
As of September 30, 2021 and December 31, 2020, the Company had open purchase orders for biological product development and manufacturing costs totaling $42.0 million and $33.0 million, respectively. The activities under these purchase orders are expected to be completed by July 2027. As of September 30, 2021 and December 31, 2020, the Company had total non-cancellable purchase commitments under the DMSA of $27.6 million and $27.1 million, respectively, under the DMSA.
During the three months ended September 30, 2021 and 2020, the Company incurred costs of $5.8 million and $1.4 million, respectively, and made payments of $4.0 million and $0.8 million, respectively, for the development and manufacturing services rendered under the DMSA. During the nine months ended September 30, 2021 and 2020, the Company incurred costs of $14.2 million and $6.2 million, respectively, and made payments of $10.4 million and $6.0 million, respectively, for the development and manufacturing services rendered under the DMSA.
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
Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2020	12,959,926	$16.31
Granted	1,944,717	73.31
Exercised	(831,207)	14.27
Forfeited	(259,060)	34.89
Balance at September 30, 2021	13,814,376	$24.11
Vested and expected to vest at September 30, 2021	12,078,689	$27.48
Exercisable at September 30, 2021	7,856,046	$15.22

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Nine Months Ended September 30,
	2021	2020
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	62.2% - 63.7%	65.2% - 67.1%
Risk-free interest rate	0.5% - 1.2%	0.3% - 1.7%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the nine months ended September 30, 2021:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2020	2,301,679	$27.08
Granted	1,046,259	69.50
Vested and released	(599,258)	25.63
Forfeited	(126,827)	60.92
Unvested at September 30, 2021	2,621,853	$43.83
Expected to vest at September 30, 2021	2,621,853	$43.83

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$12,174	$7,781	$36,997	$20,981
General and administrative	8,824	5,471	26,165	15,540
Total	$20,998	$13,252	$63,162	$36,521
9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Nine Months Ended September 30,
	2021	2020
Options issued and outstanding and ESPP shares issuable	13,877,115	13,680,889
Restricted shares subject to future vesting	2,621,853	2,269,897
Total	16,498,968	15,950,786

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

•our CNS-penetrant receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address neurological diseases such as Alzheimer's disease and ALS as well as multiple sclerosis ("MS"); and
•a second non-CNS penetrant RIPK1 inhibitor, partnered with Sanofi, to address peripheral inflammatory diseases such as cutaneous lupus erythematosus ("CLE").

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate(s)	Clinical Phase	Indication(s)	Operational Control
LRRK2	DNL151 (BIIB122)	Ph 1 and Ph 1b complete	Parkinson's disease	Joint with Biogen
ETV:IDS	DNL310	Ph1/2	Hunter syndrome (MPS II)	Denali
eIF2B	DNL343	Ph 1b (in ALS)	ALS and FTD	Denali
RIPK1 (CNS-penetrant)	DNL788 (SAR443820)	Ph 1	Neurological diseases	Sanofi
RIPK1 (Peripheral)	DNL758 (SAR443122)	Ph 2	CLE	Sanofi
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

Key operational and financing milestones in 2021 to date include:

•In December 2020 and January 2021, GLP toxicology studies were initiated for DNL593 ("PTV:PGRN") and DNL919 ("ATV:TREM2"), respectively, triggering the second preclinical milestone payments under the Takeda Collaboration Agreement of $8.0 million for each program. The milestone payment for PTV:PGRN was received in January 2021 and ATV:TREM2 was received in March 2021;

•In January 2021, we announced completion of the DNL151 (BIIB122) Phase 1b study in Parkinson’s patients. In March 2021, we completed our Phase 1 study of DNL151 (BIIB122). In May 2021, we presented results from both studies at the International Association of Parkinsonism and Related Disorders Virtual Congress held on May 1-4. DNL151 (BIIB122) was generally well tolerated, and target engagement and pathway engagement biomarker goals were met;

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

•In June 2021, we announced that our collaboration partner Sanofi commenced dosing in a Phase 2 study of DNL758 (SAR443122), a peripherally-restricted small molecule inhibitor of RIPK1, in patients with CLE, triggering a $15.0 million milestone which was received in July 2021;

•In July 2021, we reported positive interim data from the Phase 1/2 study of ETV:IDS (DNL310) in patients with Hunter syndrome (MPS II). The data demonstrated durability of effect with CNS impact, improved peripheral activity after switching from standard of care, and a safety profile consistent with standard of care enzyme replacement therapy. Furthermore, initial indications of improved clinical symptoms and function, assessed as exploratory endpoints, were reported by investigators and parents in all five patients enrolled in Cohort A. We also shared data from Cohort B, which is designed to inform dose selection; exploratory biomarker data demonstrated activity of DNL310 across all dose regimens. Based on these data, we began enrolling Cohort C in the Phase 1/2 study to further investigate clinical endpoints, and we plan to initiate a pivotal Phase 2/3 study of DNL310 in the first half of 2022;

•In August 2021 we entered into a lease for approximately 50,000 square feet of laboratory, office and warehouse premises in Salt Lake City, Utah. We have initiated the build-out of the Utah site to expand our clinical manufacturing capabilities for biologic therapeutics (large molecules) with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials;

•In September, at Biogen’s R&D Day event, we provided a progress update on our collaboration with Biogen to develop DNL151 (BIIB122) for PD. Together with Biogen, we highlighted data supporting the advancement to late-stage clinical development and ongoing start-up activities for DNL151 (BIIB122) in preparation to commence PD studies. As previously announced, two studies are planned: one in participants with PD who do not carry a LRRK2 mutation and another in PD participants with LRRK2 mutations. Biogen will lead operationalization and conduct of these studies;

•In October 2021, we presented results from a Phase 1 healthy volunteer study demonstrating that DNL343 met safety and biomarker goals. The Phase 1 data supported initiation of a Phase 1b study in participants with ALS, which commenced dosing in August 2021; and

•In October 2021, we announced that our collaboration partner Sanofi advanced development of DNL788 (SAR443820) in ALS and that the U.S. FDA granted DNL788 (SAR443820) Fast Track designation for the potential treatment of ALS. Results from a Phase 1 study of DNL788 (SAR443820) in healthy volunteers demonstrated robust target engagement at doses that were generally well tolerated. Sanofi plans to initiate the Phase 2 study, named HIMALAYA, in the first quarter of 2022.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $84.6 million and $215.3 million for the three and nine months ended September 30, 2021, respectively, and $58.2 million and $173.7 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $569.7 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Results of Operations
Comparison of the three and nine months ended September 30, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Collaboration revenue:
Collaboration revenue from customers	$5,285	$9,388	$(4,103)	(44)%
Other collaboration revenue	—	5	(5)	(100)
Total collaboration revenue	5,285	9,393	(4,108)	(44)
Operating expenses:
Research and development	71,559	53,704	17,855	33
General and administrative	19,319	15,805	3,514	22
Total operating expenses	90,878	69,509	21,369	31
Loss from operations	(85,593)	(60,116)	(25,477)	42
Interest and other income, net	1,005	1,944	(939)	(48)
Loss before income taxes	(84,588)	(58,172)	(26,416)	45
Income tax expense	—	(56)	56	(100)
Net loss	$(84,588)	$(58,228)	$(26,360)	45%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Collaboration revenue:
Collaboration revenue from customers	$36,143	$18,751	$17,392	93%
Other collaboration revenue	4	93	(89)	(96)
Total collaboration revenue	36,147	18,844	17,303	92
Operating expenses:
Research and development	197,477	157,872	39,605	25
General and administrative	57,300	42,332	14,968	35
Total operating expenses	254,777	200,204	54,573	27
Loss from operations	(218,630)	(181,360)	(37,270)	21
Interest and other income, net	3,310	7,611	(4,301)	(57)
Loss before income taxes	(215,320)	(173,749)	(41,571)	24
Net loss	$(215,320)	$(173,749)	$(41,571)	24%

Collaboration revenue. Collaboration revenue was $5.3 million and $36.1 million for the three and nine months ended September 30, 2021, respectively, and $9.4 million and $18.8 million for the three and nine months ended September 30, 2020, respectively. The decrease in collaboration revenue of $4.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a decrease in revenue from our collaboration with Takeda driven by decreased costs incurred in the underlying partnered programs. The increase of $17.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the recognition of a $15.0 million milestone payment in June 2021 under our collaboration with Sanofi related to the initiation of the Phase 2 study of DNL758 (SAR443122) and revenue of $2.5 million from our collaboration with Biogen.

Research and development expenses. Research and development expenses were $71.6 million and $197.5 million for the three and nine months ended September 30, 2021, compared to $53.7 million and $157.9 million for the three and nine months ended September 30, 2020, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LRRK2 program external expenses	$3,231	$6,497	$8,383	$22,263
eIF2B program external expenses	3,531	3,433	12,623	6,739
ETV:IDS program external expenses	8,272	2,786	22,025	11,136
TV platform and other program external expenses	10,388	5,902	25,530	12,088
Other external research and development expenses	8,988	5,638	22,222	20,812
Personnel-related expenses(1)	28,931	21,176	85,050	60,298
Other unallocated research and development expenses	9,412	8,272	26,916	24,536
Cost sharing reimbursements from related party(2)	(1,194)	—	(5,272)	—
Total research and development expenses	$71,559	$53,704	$197,477	$157,872
__________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $12.2 million and $37.0 million for the three and nine months ended September 30, 2021, respectively, and $7.8 million and $21.0 million for the three and nine months ended September 30, 2020, respectively, reflecting an increase of $4.4 million and $16.0 million, respectively.
(2)Cost sharing reimbursements from Biogen during the three and nine months ended September 30, 2021 are for LRRK2 program external expenses and LRRK2 program internal expenses which are included within Personnel-related expenses.

The increase in research and development expenses of approximately $17.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was primarily attributable to the following:
•An increase of $7.8 million in personnel-related expenses, consisting of a $4.4 million increase in stock-based compensation expense primarily attributable to additional equity award grants, and a $3.4 million increase in salaries and related expenses attributable to an increase in our research and development headcount;
•An increase of $5.5 million in ETV:IDS program external expenses reflecting the continued progress of this program in clinical trials during 2021;
•Increases of $4.5 million and $3.4 million in TV platform and other program external expenses, and other external research and development expenses, respectively, reflecting the progress in our TV platform PTV:PGRN and ATV:TREM2 programs as well our continued investment in developing a robust pipeline;
•An increase of $1.1 million in other unallocated research and development expenses, primarily due to an increase of $0.8 million in lab consumable expenses, an increase in facilities-related expenses of $0.3 million including depreciation expense, both due to our increased research and development headcount.
These increases were partially offset by a decrease in external expenses related to the LRRK2 program primarily due to completion of the phase 1 and 1b trials of DNL151 (BIIB122) of $3.3 million and by cost sharing reimbursements under our collaboration with Biogen of $1.2 million.
The increase in research and development expenses of approximately $39.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily attributable to the following:
•An increase of $24.8 million in personnel-related expenses, consisting of a $16.0 million increase in stock-based compensation expense primarily attributable to additional equity award grants and our increased market price, and a $8.8 million increase in salaries and related expenses attributable to an increase in our research and development headcount;

•An increase of $13.4 million in TV platform and other program external expenses, reflecting our increased investment in our pipeline, including the progress in our PTV:PGRN and ATV:TREM2 programs as well as our continued investment in developing a robust pipeline;
•Increases of $5.9 million and $10.9 million in eIF2B and ETV:IDS program external expenses, respectively, reflecting the progress of these programs in clinical trials during 2021;
•An increase of $2.4 million in other unallocated research and development expenses, which is primarily due to an increase in facilities-related expenses of $1.3 million including depreciation expense and certain costs associated with COVID-19 safety protocols and an increase in lab consumable expenses of $1.3 million, partially offset by a $0.2 million decrease in other general costs, primarily due to a decrease in travel related expenses attributable to our research and development departments due to the COVID-19 pandemic; and
•An increase of $1.4 million in other external research and development expenses primarily due to increased investment in our pipeline.
These increases were partially offset by a decrease in external expenses related to the LRRK2 program primarily due to completion of the phase 1 and 1b trials of DNL151 (BIIB122) of $13.9 million, cost sharing reimbursements under our collaboration with Biogen of $5.3 million.
General and administrative expenses. General and administrative expenses were $19.3 million for the three months ended September 30, 2021 compared to $15.8 million for the three months ended September 30, 2020. The increase of $3.5 million was primarily attributable to the following:
•$4.5 million of increased personnel-related expenses, driven by higher general and administrative headcount and stock-based compensation expense associated with additional equity award grants;
•$0.5 million of increased other general costs, including insurance, tax and IT related expenses; and
•$0.2 million of increased facilities related expenses, including depreciation expense.
These increases were partially offset by a decrease of $1.7 million in legal and other professional services expenses due to costs incurred in 2020 associated with the execution of the Biogen Collaboration Agreement.
General and administrative expenses were $57.3 million for the nine months ended September 30, 2021 compared to $42.3 million for the nine months ended September 30, 2020. The increase of $15.0 million was primarily attributable to the following:
•$13.5 million of increased personnel-related expenses, driven by higher general and administrative headcount and stock-based compensation expense associated with additional equity award grants and our increased market price;
•$2.2 million of increased other general costs, including insurance, tax and IT related expenses; and
•$0.5 million of increased facilities related expenses, including depreciation expense and certain costs associated with COVID-19 safety protocols.
These increases were partially offset by a decrease of $1.2 million in legal and other professional services expenses due to costs incurred in 2020 associated with the execution of the Biogen Collaboration Agreement.

Interest and other income, net. Interest and other income, net was $1.0 million and $3.3 million for the three and nine months ended September 30, 2021, compared to $1.9 million and $7.6 million for the three and nine months ended September 30, 2020, respectively. The decreases of $0.9 million and $4.3 million, respectively, were primarily due to decreased interest income earned on our investments due to declining interest rates.
Income tax expense. There was an income tax expense of $0.1 million for the three months ended September 30, 2020 associated with a decrease in unrealized gains on marketable securities in other comprehensive income. There was no income tax expense for the nine months ended September 30, 2020 or for the three and nine months ended September 30, 2021.
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

Pursuant to the Takeda Collaboration Agreement, we have received $71.0 million related to upfront and milestone payments through September 30, 2021. Further, under the associated Stock Purchase Agreement we received $110.0 million in February 2018 for the sale and issuance of 4,214,559 shares of our common stock.

Pursuant to the Sanofi Collaboration Agreement, we have received $150.0 million related to upfront and milestone payments through September 30, 2021. We have also received $13.7 million for performance of Retained Activities.

Pursuant to the common stock purchase agreement between us and BIMA (the "Biogen Stock Purchase Agreement"), we received $465.0 million in September 2020 for the sale and issuance of 13,310,243 shares of our common stock. In October 2020, we received $560.0 million from Biogen in upfront payments associated with the Biogen Collaboration Agreement. We have received cost sharing reimbursements of $13.3 million from Biogen through September 30, 2021.

As of September 30, 2021, we had cash, cash equivalents and marketable securities in the amount of $1.36 billion.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $569.7 million through September 30, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the 12 months following the filling date of this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(145,895)	$(97,763)
Net cash provided by (used in) investing activities	19,124	(255,866)
Net cash provided by financing activities	14,180	625,227
Net increase (decrease) in cash, cash equivalents and restricted cash	$(112,591)	$271,598
Net Cash Used In Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $145.9 million, which consisted of a net loss of $215.3 million, adjusted by non-cash items primarily related to stock-based compensation and depreciation, net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash Provided By Investing Activities

During the nine months ended September 30, 2021, cash provided by investing activities was $19.1 million, which consisted of $1.22 billion in proceeds from the maturity of marketable securities, partially offset by $1.19 billion of purchases of marketable securities and $5.4 million of capital expenditures to purchase property and equipment.
Net Cash Provided By Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $14.2 million in proceeds from the exercise of options to purchase common stock and the purchase of ESPP shares.
Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.
Contractual Obligations and Commitments
Except as discussed in Note 7, Commitments and Contingencies, in the notes to condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments as included in our 2020 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.
Recent Accounting Pronouncements

Except as described in Note 1 to the Condensed Consolidated Financial Statements under the heading "Recently Adopted Accounting Pronouncement," there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.36 billion as of September 30, 2021, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of September 30, 2021, we had open forward foreign currency exchange contracts with notional amounts of $4.5 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at September 30, 2021 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.4 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

•The regulatory approval processes of the FDA, European Medicines Agency ("EMA") and comparable foreign regulatory authorities are lengthy and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue.
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
Risks Related to Our Reliance on Third Parties

•We depend on collaborations with third parties for the research, development and commercialization of certain product candidates. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.
•We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily.
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

We have incurred significant net losses since our inception, including net losses of $84.6 million and $215.3 million for the three and nine months ended September 30, 2021, respectively, and $58.2 million and $173.7 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $569.7 million.

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
We are actively monitoring, evaluating and responding to developments relating to COVID-19, including new strains of the disease that have emerged in certain locations such as the Delta variant, vaccination status both locally and globally, and other COVID-19 and Delta variant-related protocols and travel restrictions as set forth by the CDC and other state, local and government authorities. In response to the COVID-19 pandemic in 2020, we implemented policies that enabled some of our employees to work remotely, and such policies may continue for an indefinite period. We also implemented various safety protocols for all on-site personnel, including COVID-19 testing procedures and compliance measures for social distancing and use of personal protective equipment and continue to maintain appropriate protocols in accordance with federal, state and local regulation. Our priority is to protect the health and safety of our employees, community, partners and clinical trial participants, while working to ensure the sustainability of our business operations.

Although restrictions related to the COVID-19 pandemic were relaxed in many locations in which we do business for a period of time, some of those restrictions have been put back into place as a result of the Delta variant and the associated resurgence in COVID-19 cases. Additional resurgences could occur at any time, which may cause new disruptions to our business going forward. Examples of disruptions to our business from COVID-19 have included:

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

Our business is located in the state of California, which was more severely affected by the COVID-19 pandemic than some other parts of the country. On June 11, 2021, the Executive Department of the State of California issued Executive Orders N-07-21 and N-08-21, rescinding previous executive orders requiring various pandemic-related restrictions. Should COVID-19 cases in California significantly increase, however, the relevant counties or state may re-institute a "shelter in place" order at any time or implement other restrictions. Our primary operations are located in South San Francisco and prior to the rescinding of such California state orders, many of our employees have chosen to telecommute. Due to telecommuting patterns, modified schedules and work protocols to enable adequate physical distancing, our laboratory operations have operated with decreased efficiency, which may impact certain of our operations over the near term and long term. Should these developments continue or worsen, our operations and program timelines may be negatively impacted and could result in the incurrence of additional costs.

We have clinical trial sites for our clinical studies in the United States, Europe and New Zealand, certain of which may be affected by the Delta variant and any subsequent variants of the coronavirus, and the availability of vaccines at the clinical trial site locations. If healthcare facilities and offices are required to focus limited resources on non-clinical trial matters such as treatment of COVID-19 patients, patient screening, new patient enrollment, and monitoring and data collection could be affected. For example, in 2020, we experienced a pause in enrollment in our DNL151 (BIIB122) Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study. In all cases, recruitment resumed within several months; however, further pauses or delays could occur depending on the success of the vaccine rollout, the efficacy of vaccination, which is not yet fully understood, and any lingering social or economic unrest that continues to result from the COVID-19 pandemic.

In June 2020, the FDA issued guidance on manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biologic products manufacturing, including recommendations for manufacturing controls to prevent contamination of the products. Should the FDA issue additional guidance with respect to COVID-19 protocols as relates to the implementation of our clinical trials, the costs of such clinical trials may increase. Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, the Delta variant, and any new variants of the coronavirus that may emerge in the future.

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

As of September 30, 2021, we had $1.36 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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
Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an investigational new drug application ("IND"), or a clinical trial application ("CTA"), will result in the FDA or EMA, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities, which we are actively building. In addition, building internal manufacturing capacity carries significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner, and our efforts to scale our internal manufacturing capabilities may not succeed.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In February 2019, the FDA granted orphan drug designation for our DNL310 program in Hunter syndrome. We plan to seek orphan drug designations for some other product candidates, but we may be unable to obtain such designations.

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

We may seek Fast Track designation from the FDA for one or more of our product candidates. Even if one or more of our product candidates receive Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

Recently, the FDA granted Fast Track designation to DNL788 (SAR443820). Fast Track designation is designed to facilitate the development and expedite the review of therapies to treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. However, if we do not continue to meet the criteria of the Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. Fast track designation also does not guarantee our product candidate will be approved in a timely manner, if at all.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

We may face difficulties from changes to current regulations and future legislation. Current and future legislation may increase the difficulty and cost for us to commercialize our drugs, if approved, and affect the prices we may obtain, including changes in coverage and reimbursement policies in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if approved, profitably. Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act ("ACA"), was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the Department of Health and Human Services ("HHS") has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases, which may adversely affect our profitability. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

•the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, as defined by law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, for data collected in 2021 and reported to CMS in 2022, these reporting and transparency requirements have been extended to include payments and transfers of value made during the previous year to certain non-physician covered recipients, including physician assistants, nurse practitioners and other mid-level practitioners;

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including from December 22, 2018 until January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.
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

We do not have any operational manufacturing facilities. We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for some or all of our materials for preclinical studies, clinical trials and for commercial supply of any product candidates that we may develop.

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

As of September 30, 2021, we had 360 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
Cyber-attacks, breaches, interruptions or other data security incidents could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, regulatory penal-ties, significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. In the United States, notice of breaches must be made to affected individuals, the U.S. Secretary of the HHS, and for extensive breaches, notice may need to be made to the media or U.S. state attorneys general. Such a notice could harm our reputation and our ability to compete. The HHS has the discretion to impose penalties without attempting to resolve violations through informal means. In addition, U.S. state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. There can be no assurance that we, our collaborators, CROs, vendors, and any other business counterparties will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches of systems. In addition, we do not maintain standalone cyber-security insurance and have limited insurance coverage in the event of any breach or disruption of our or our collaborators’, CROs’, or vendors’ systems, including any unauthorized access or loss of any personal data that we may collect, store or otherwise process. The costs related to significant security breaches or disruptions could be material and exceed the limits of any insurance coverage we may have. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, including data related to our personnel, we could incur liability and the further development and commercialization of our product candidates could be delayed and our business and operations could be adversely affected and/or could result in the loss or disclosure of critical or sensitive data, which could result in financial, legal, business or reputational harm to us.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	November 4, 2021	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Steve E. Krognes
Steve E. Krognes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)