Form 10-K
period 2021-12-31
Denali Therapeutics Inc.
filed 2022-02-28
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.8 billion, based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 30, 2021 of $78.44 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of outstanding shares of the registrant’s common stock as of February 18, 2022 was 122,833,386 par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2021 fiscal year ended December 31, 2021.

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
•the size and growth potential of the markets for our product candidates, if approved for commercial use, including our estimates of the number of patients who live with the diseases we are targeting, and our ability to serve those markets;
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
•our financial performance; and
•our expectations regarding the impact of the COVID-19 pandemic on our business and employees.

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

Collaborations and partnering are central components of our strategy to build and develop our portfolio of product candidates. We have arrangements with biopharmaceutical companies, technology companies, academic institutions, foundations, and patient-focused data companies. Notable active arrangements include those with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), Takeda Pharmaceutical Company Limited ("Takeda"), Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"), Genentech, Inc., F-star, Sirion, Harvard University, the Michael J. Fox Foundation, Centogene and Secarna Pharmaceuticals, amongst others. Through these arrangements, we are able to gain access to additional resources, complementary expertise and new product candidates, deepen our scientific understanding of certain areas of biology, identify potential patients for our clinical trials and thereby accelerate and increase the probability of success of the development of our programs. We believe that being an active participant in the scientific community and accessing external innovation is important to our success and we plan to remain active in business development activities. Our goal is to be the most attractive partner for academic groups and companies in the field of neurodegeneration based on our singular focus, deep scientific expertise in neurodegeneration and BBB biology, established research and development capabilities, growing manufacturing and commercial capabilities and the ability to execute development programs with speed and scientific rigor.

We hold significant development and commercialization rights to all of our central nervous system ("CNS") programs, including the programs which are subject to our collaboration agreements with Biogen, Sanofi and Takeda, where we share responsibility for clinical development and share commercialization rights in the United States and China.

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

We intend to commercialize our product candidates globally, if approved, with a tailored strategic approach for each therapeutic area. We believe that our investigational therapy for Hunter syndrome (DNL310) has the potential to be our first approved medicine and that we can leverage certain efficiencies of scale to support the commercialization of additional lysosomal storage disease ("LSD") therapeutics. More than 30,000 individuals live with LSDs world-wide, where CNS manifestations and many peripheral symptoms continue to remain unaddressed by current standard of care. We are actively working toward building clinical manufacturing capabilities and continuing to expand our commercial capabilities in LSDs and intend to serve patients directly in several countries. Subsequently, we intend to expand into rare CNS diseases, such as amyotrophic lateral sclerosis ("ALS") and Frontotemporal Dementia ("FTD"), which impact around 500,000 individuals world-wide. We may commercialize these product candidates, if approved, independently or seek partners to ensure optimal access for patients. For the common neurodegenerative diseases, such as Alzheimer's disease and Parkinson's disease, which afflict 40 to 50 million individuals world-wide, we plan to initially leverage strategic collaborations that contribute existing global commercial infrastructure.

Our Approach to Defeating Neurodegeneration
Disease Overview

Neurodegenerative diseases are a collection of conditions defined by progressive nervous system dysfunction, degeneration and/or death of neurons causing cognitive decline, functional impairment and eventually death. Neurodegeneration represents one of the most significant unmet medical needs of our time, with the aging of the population and the lack of effective therapeutic options causing a rapid increase in the number of patients. The two most common neurodegenerative diseases are Alzheimer’s disease, representing an estimated 60% to 70% of all dementias according to the World Health Organization, and Parkinson’s disease. In the United States, more than 6 million people live with Alzheimer’s disease, as many as one million people live with Parkinson’s disease, and as many as 21,000 people live with ALS, according to estimates from the Alzheimer’s Association, the Parkinson’s Disease Foundation, and the ALS Association, respectively.

The cost to society from neurodegenerative disease is enormous. Alzheimer’s disease and other dementias are estimated to cost the United States $335 billion in 2021. These costs could rise to more than $1.1 trillion by 2050, according to the Alzheimer’s Association.

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

Glial Biology: Degenogenes implicate immune dysfunction in the brains of patients with Alzheimer’s disease and other neurodegenerative diseases. These degenogenes include triggering receptors expressed on myeloid cells 2 ("TREM2") and numerous other genes that are highly expressed in inflamed microglia, the resident immune cells of the brain. We believe the impact of immune modulation in neurodegeneration is a promising approach to treating disease. Specifically, receptor interacting serine/threonine protein kinase 1 ("RIPK1"), a kinase downstream of the TNF receptor pathway, is overactive in inflamed microglia and several other cells in the brain.

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

BBB Platform Technology

Our TV technology enables several classes of biotherapeutics to more effectively cross the BBB, including enzymes, antibodies, proteins and oligonucleotides. This technology is designed to engage specific BBB transport receptors, such as the transferrin receptor (“TfR”), which are highly expressed in brain capillaries and facilitate transport of proteins into the brain (Figure 1).

Blood
Tight junction
Transporter
Endothelial Cell
Astrocyte
Target
Neuron
Brain
ATV
TfR
Tf
Tf
endothelial cell membrane
Antibody Transport Vehicle (ATV)
Enzyme Transport Vehicle (ETV)
Protein Transport Vehicle (PTV)
Oligonucleotide Transport Vehicle (OTV)

Figure 1: Engineering brain delivery. Schematic of the TV technologies, designed to cross the BBB through receptor-mediated transcytosis, leveraging endogenous receptors expressed on endothelial cells of the central nervous system vasculature.

The platform has demonstrated proof of concept safety and pharmacokinetic/pharmacodynamic data in mouse and nonhuman primate models, including a robust and sustained pharmacodynamic effect in the brain after intravenous ("IV") dosing of a TV-enabled antibody, while a standard antibody had minimal pharmacodynamic effect. Robust and sustained efficacy in the brain of a mouse model of Hunter syndrome was also demonstrated after IV dosing of a TV-enabled IDS enzyme, while a standard recombinant IDS enzyme had only minimal effect. The improvement in brain exposure may enable TV-enabled product candidates to achieve therapeutically relevant concentrations in the brain after systemic administration, making them potentially superior to traditional antibody and enzyme therapeutics in targeting neurodegenerative diseases. Our TV technology is differentiated from other BBB technologies through its engineering approach, which may provide superior stability, safety, and higher exposure of drug candidates in the brain (Figure 2).

Our pipeline currently includes 15 programs that are based on our TV technology, including the most advanced program ETV:IDS (DNL310). In November 2020, we announced first human clinical biomarker proof of concept for our TV technology from an ongoing Phase 1/2 trial of DNL310 in patients with Hunter syndrome.

Delivering high concentrations of protein therapeutics to the brain has potential benefits for a large range of therapeutic applications. We believe that we can expand our portfolio leveraging the modularity of the TV technology. In addition to our current focus on neurodegenerative diseases and LSDs, we are exploring programs in oncology ("ATV:HER2") and infectious diseases as well as other neurological and neuromuscular indications (Figure 3). We may develop these additional programs ourselves in the future or seek partnerships.

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

Higher brain exposure

Greater modularity

Longer half-life

Better safety

Figure 2: Transport Vehicle ("TV") technology is highly differentiated

Figure 3: TV technology provides opportunities for platform expansion

Biomarkers

As part of our strategy, we identify and validate biomarkers which are relevant for both animal models and human trials and are critical for selecting patients, predicting and measuring target engagement, supporting dose selection and enabling decisions on progression of product candidates to the next phase of development. When practicable, we are developing patient selection biomarkers for our programs to enable identification of patients with the relevant disease biology and stage of disease likely to benefit from targeted therapy in order to increase the likelihood of success of clinical trials. Ultimately, by reducing the number of patients that are likely to experience a low treatment response, we expect to positively impact market acceptance of these targeted therapies driven by high and meaningful response rates within the targeted population as defined by the patient selection biomarkers. In certain indications, regulatory approval may limit the market of a product candidate to target patient populations when patient selection biomarkers are used. In these indications, regulatory authorities may require us to run additional clinical trials prior to expanding the label for approval that includes a broader patient population.
Our Programs
The following table summarizes key information about our programs and pipeline:

PROGRAM TARGET	DRUG CANDIDATE	DISEASE INDICATION	DRUG DEVELOPMENT					PARTNER
			Drug Discovery	IND-Enabling	Early Clinical	Late Clinical	Approved	
LYSOSOMAL FUNCTION PATHWAY								
LRRK2	DNL151	Parkinson's						Biogen
Iduronate 2-sulfatase	DNL310	MPS II (Hunter Syndrome)						
PGRN	DNL593	Frontotemporal Dementia						Takeda
Sulfamidase	DNL126	MPS IIIA (Sanfilippo Syndrome)						
Alpha-Synuclein	ATV:aSyn	Parkinson's, DLB, MSA						
GCase	ETV:GCase	Parkinson's, Gaucher						
ARSA	ETV:ARSA	MLD						
NAGLU	ETV:NAGLU	MPS IIIB						
IDUA	ETV:IDUA	MPS I						
GAA	ETV:GAA	Pompe						
Undisclosed	OTV:LF3	Undisclosed						
GLIAL BIOLOGY PATHWAY								
RIPK1 (CNS)	DNL788	Alzheimer's, ALS, MS						SANOFI
TREM2	DNL919	Alzheimer's						Takeda
Undisclosed	GB1	ALS						
Undisclosed	ATV:GB2	Alzheimer's						
CELLULAR HOMEOSTASIS								
eIF2B	DNL343	ALS, FTD						
Abeta	ATV:Abeta	Alzheimer's						Biogen
Undisclosed	CH1	ALS, Parkinson's						
Undisclosed	OTV:CH2	Undisclosed						
OTHER								
RIPK1 (Peripheral)	DNL758	Cutaneous Lupus Erythematosus (CLE)						SANOFI
LRRK2 (Peripheral)	DNL975	Crohn's Disease						Biogen
HER2	ATV:HER2	Oncology						

Small Molecules | Biotherapeutics

Figure 4: Denali’s current pipeline

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development. We discuss our most advanced programs in further detail below.
BIIB122/DNL151 LRRK2 Inhibitor Program for Parkinson's disease

Parkinson's disease is one of the most common brain diseases, affecting approximately 10 million people world-wide. It is commonly thought of as a movement disorder because patients can experience tremors, slowness of movement, stiffness and difficulty with walking and balance. In addition, Parkinson's patients can have other non-motor type problems such as constipation, depression and memory loss. The disease results from the loss of dopamine-producing cells in the brain and is likely caused by a combination of genetic and environmental risk factors.

Mutations in the LRRK2 gene are one of the most common genetic risk factors for Parkinson's disease. LRRK2 is involved in maintaining a healthy cellular environment by regulating lysosomal function through modification of Rab proteins. Increased levels of LRRK2 kinase activity lead to lysosomal dysfunction, which contributes to neurodegeneration. Inhibition of LRRK2 activity may slow the progression of Parkinson’s disease in patients with and without known genetic risks based on restoration of lysosomal function.

In August 2020, we, in collaboration with Biogen, announced the selection of BIIB122/DNL151, a small molecule inhibitor of LRRK2, to advance into two late-stage studies in Parkinson’s disease: one in Parkinson's patients who carry LRRK2 mutations and the other in Parkinson's patients who do not carry a LRRK2 mutation (idiopathic Parkinson's disease). A second LRRK2 inhibitor, DNL201, which has also met our preclinical and early clinical development goals, remains a backup molecule for this program. As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Biogen on the LRRK2 program.
Biomarker-Driven Development

We have developed assays that measure pS935 LRRK2 and pRab10 phosphorylation as markers of LRRK2 kinase activity to demonstrate target engagement and pathway engagement in humans. Phosphorylation of LRRK2 at serine 935 ("pS935") is a well-established biomarker of LRRK2 kinase activity that has been demonstrated to respond to pharmacological inhibition. Rab10 is a member of the Rab GTPase family involved in endolysosomal function and is a direct substrate of LRRK2 kinase.

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
BIIB122/DNL151 Phase 1 trial in healthy volunteers and Phase 1b trial in Parkinson’s disease patients

In May 2021, we announced final results from Phase 1 and Phase 1b trials of BIIB122/DNL151. Results from the Phase 1 trial of healthy volunteers (N=184) and the Phase 1b trial of patients with Parkinson’s disease (N=36) showed achievement of robust target and pathway engagement with BIIB122/DNL151 treatment as measured by pS935 LRRK2 and pT73 Rab10 ("pRab10"), respectively. In addition, a dose-dependent reduction in urine of the lysosomal lipid BMP, a biomarker of lysosomal function, was achieved with BIIB122/DNL151 treatment, providing peripheral evidence supporting improvement of lysosomal function. BIIB122/DNL151 was generally well tolerated across a broad range of doses for up to 28 days, the longest treatment duration in both studies. Key results are summarized below.

Summary of key biomarker results from Phase 1 and Phase 1b studies of BIIB122/DNL151

A total of 184 healthy volunteers (145 BIIB122/DNL151, 39 placebo) were enrolled in the Phase 1 trial and treated with single or once daily multiple doses ranging from 10 mg to 300 mg for up to 28 days or twice daily doses of up to 400 mg for 14 days. A total of 36 patients with Parkinson’s disease (26 BIIB122/DNL151, 10 placebo) were enrolled in the Phase 1b trial and treated with once daily multiple doses up to 300 mg for 28 days.

In the Phase 1 and Phase 1b trials, a robust dose-dependent reduction in pS935 of greater than or equal to 50% in whole blood was observed at doses of BIIB122/DNL151 greater than 70 mg in healthy volunteers and across all dose levels studied in patients (80 mg, 130 mg, and 300 mg given once daily for 28 days). This level of pS935 reduction observed is consistent with the magnitude of reduction required for normalization of increased LRRK2 kinase activity observed in Parkinson’s patients with kinase activating LRRK2 mutations. In addition, across both studies, a robust reduction in pS935 of greater than or equal to 80% was observed at doses of BIIB122/DNL151 greater than or equal to 225 mg.

Further, a dose-dependent reduction in phosphorylation of Rab10, a substrate of LRRK2, was observed across the healthy volunteer cohorts in Phase 1, and a reduction of greater than or equal to approximately 50% was observed at all dose levels studied in patients in Phase 1b. After normalizing for total LRRK2 levels, pRab10 was elevated by approximately 2-fold in patients with sporadic Parkinson’s disease and in LRRK2 mutation carriers compared with healthy volunteers. Thus, the levels of pRab10 reduction observed in the Phase 1b study are consistent with the magnitude required for normalization of pRab10 levels in patients with Parkinson’s disease.

Finally, in both healthy volunteers and patients with Parkinson’s disease, treatment with BIIB122/DNL151 was associated with a dose-dependent reduction in urine lysosomal lipid BMP di22:6, a marker of peripheral lysosomal function, as measured from baseline to steady-state (Figure 5).

Summary of BIIB122/DNL151 safety and tolerability profile in Phase 1 and Phase 1b trials

BIIB122/DNL151 was generally well tolerated in healthy volunteers and patients with Parkinson’s disease. No serious adverse events were observed. The majority of healthy volunteers and patients with treatment-emergent adverse events ("TEAEs") experienced mild to moderate TEAEs. Two healthy volunteers in the Phase 1 trial who received 250 mg twice daily and 400 mg twice daily, respectively, discontinued with symptoms including nausea and headache considered related to study drug. Two patients in the Phase 1b trial discontinued on the first study day: one who received 130 mg once daily experienced severe asymptomatic hypotension, considered by the investigator as being unrelated to study drug (pre-existing hypotension), and another patient who received 300 mg once daily experienced mild hypotension and orthostatic hypotension with mild dizziness. In all discontinuations, symptoms resolved with discontinuation of therapy. There were no clinically meaningful changes in pulmonary or renal function in either study.
Figure 5: In both healthy volunteers and patients with Parkinson’s disease, treatment with BIIB122/DNL151 was associated with a dose-dependent reduction in urine lysosomal lipid BMP di22:6, a marker of peripheral lysosomal function, as measured from baseline to steady-state.

BIIB122/DNL151 Development Plan

BIIB122/DNL151 is the most clinically advanced small molecule inhibitor of LRRK2 currently in clinical testing for PD. Based on the strength of the Phase 1/1b data with BIIB122/DNL151, start-up activities are ongoing for two late-stage trials in PD for which Biogen will lead operational execution. The LUMA Study is a global Phase 2b trial expected to enroll approximately 640 participants with PD who do not carry a LRRK2 mutation and is designed to potentially support registration of BIIB122/DNL151. The LIGHTHOUSE Study is a global Phase 3 trial expected to enroll approximately 400 PD participants with LRRK2 mutations. Minimum treatment periods are 48 weeks and 96 weeks in the LUMA and LIGHTHOUSE studies, respectively. The primary endpoint of both trials will be assessed using the Movement Disorder Society-Sponsored Revision of the Unified Parkinson's Disease Rating Scale ("MDS-UPDRS"). In collaboration with Centogene, progress in identification of PD patients who carry a mutation in LRRK2 include patients from The Rostock International Parkinson's Disease ("ROPAD") Study, which was extended after having reached a significant milestone of 10,000 participants in May 2021. We expect that dosing in the LUMA and LIGHTHOUSE studies will begin in 2022.

Other LRRK2 Compounds

Genetic and functional studies have linked LRRK2 and other proteins that modulate lysosomal function to Crohn's disease. Excessive LRRK2 activity leads to a reduction in lysosomal function, which contributes to the inflammation and intestinal dyshomeostasis that are characteristic of this disorder. We have discovered potent and selective small molecule inhibitors of LRRK2 and have selected a lead clinical candidate (DNL975) for treatment of Crohn's disease. As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Biogen on the Peripheral LRRK2 program.
DNL310 ETV:IDS Enzyme Replacement Therapy Program for Hunter Syndrome

Hunter syndrome is an X-linked, monogenic LSD, affecting over 2,000 individuals, primarily males, world-wide. Hunter syndrome is caused by a mutation in the gene that encodes for the enzyme IDS. IDS is an enzyme responsible for breaking down glycosaminoglycans ("GAGs") in the lysosome thereby maintaining lysosomal homeostasis. In Hunter syndrome, the reduction or loss of IDS enzyme activity leads to accumulation of GAGs (e.g., heparan sulfate and dermatan sulfate), which causes lysosomal dysfunction and neurodegeneration as well as progressive damage to multiple organs including bone, cartilage, heart, lung and brain. Approximately two-thirds of individuals with Hunter syndrome have CNS manifestations of the disease, which is characterized by intellectual disability and a progressive cognitive decline that emerges between three and five years of age. The standard-of-care enzyme replacement therapy ("ERT") for Hunter syndrome is weekly intravenous infusions of recombinant IDS protein. These treatments partially address peripheral manifestations of MPS II and cannot address the neurological symptoms of the disease as they do not efficiently distribute to the brain. There is a demonstrated need for enzyme replacement therapies ("ERTs") that effectively cross the BBB so as to treat both CNS and peripheral manifestations of Hunter syndrome and other LSDs.

DNL310 (ETV:IDS) is an intravenously administered ERT biotherapeutic enabled by our enzyme transport vehicle ("ETV"), designed to address both CNS and peripheral manifestations of the disease by delivering IDS and reducing GAGs, both peripherally and in the brain, in patients with Hunter syndrome. DNL310 is currently being evaluated in a Phase 1/2 trial in patients with Hunter syndrome.

Biomarker-Driven Development

We have developed and validated assays to quantify GAGs in cerebrospinal fluid ("CSF") and urine of patients receiving DNL310. These assays are designed to measure changes in primary substrate accumulation that is a result of enzyme deficiency in these patients. In patients with Hunter syndrome receiving standard ERT, a reduction in urine GAG levels is associated with improvements in peripheral manifestations of the disease whereas there is no effect on CSF GAG levels or neurocognitive manifestations. Based on our preclinical models with ETV:IDS, we anticipate that reductions in both urine and CSF GAG levels may result in improvements in both peripheral and neurocognitive manifestations of the disease. In addition, we have identified downstream pathway and disease biomarkers that are dysregulated in animal models of Hunter syndrome, and we are exploring these biomarkers in clinical studies.

Phase 1/2 Trial in Patients with Hunter Syndrome

The investigational new drug ("IND") application for DNL310 was accepted in January 2020. We initiated a Phase 1/2 trial for DNL310 in patients with Hunter syndrome in August 2020 as a multicenter, multiregional, open-label trial to assess the safety, pharmacokinetics, and pharmacodynamics of increasing dose levels of DNL310 administered once weekly by intravenous infusion. The trial is enrolling patients with neuronopathic and non-neuronopathic disease into five cohorts, of which the first two cohorts are fully enrolled with five patients in Cohort A and 18 patients in Cohort B. Enrollment in the third cohort, Cohort C, has begun.

In November 2020, we announced achieving first-in-human biomarker proof of concept for our TV technology based on safety and biomarker results showing a robust reduction in CSF levels of the GAG heparan sulfate after patients in Cohort A had received four weekly intravenous doses of DNL310. Since then, we have presented additional interim data at medical meetings as summarized below.

In February 2021, we presented an interim analysis of additional safety and biomarker data from the five patients enrolled in Cohort A at the 17th Annual WORLDSymposiumTM on lysosomal diseases demonstrating the following key results: sustained normalization of CSF heparan sulfate levels in 4 of 5 patients after 3 months of dosing and approaching normal levels in the fifth patient; reductions in exploratory CSF biomarkers consistent with improved lysosomal function; and reductions in levels of urine GAGs following a switch from idursulfase, which supports the potential for improved peripheral effects relative to standard of care. DNL310 was found to be generally well tolerated with safety profile consistent with other ERTs with the most frequently observed adverse events being infusion-related reactions ("IRRs").

In July 2021, at the 16th International Symposium on MPS and Related Diseases, we presented safety data up to Weeks 43 and 25 from Cohort A (n=5) and Cohort B (n=12), respectively; 6-month biomarker data from Cohort A and up to 3-month biomarker data from Cohort B; and up to 6-month data on Clinician and Caregiver Global Impression of Change Scales from Cohort A. Key results of this interim analysis included sustained normalization of CSF heparan sulfate in all patients with rapid normalization (after 4-6 doses) in most, demonstrating robust and durable CNS activity with intravenous administration; enhanced peripheral activity with reductions in urine and serum heparan sulfate after switching from standard-of-care idursulfase ERT; Clinician and Caregiver Global Impression of Change scales data suggesting clinical improvement in overall MPS II symptoms, cognitive abilities, behavior, and physical abilities; exploratory biomarker data demonstrating reductions in CSF lysosomal lipid biomarkers that were consistent with improved lysosomal function; and high variability in the exploratory biomarker Nf-L was observed pre- and post-treatment. The safety profile of DNL310 with up to 43 weeks of dosing was consistent with standard-of-care ERT with IRRs being the most frequently observed adverse events.

In February 2022, we presented longer-term data from 20 patients in the Phase 1/2 clinical trial at the 18th Annual WORLDSymposium™. The data presented included longer-term biomarker data up to Weeks 49 and 24 from Cohort A and B, respectively; clinical outcomes data across Cohorts A and B at Week 24; and safety data up to Weeks 56 and 39 from Cohorts A and B, respectively. The median age of patients was 6 years in both cohorts, with the youngest patients being 5 and 2 years of age in Cohorts A and B, respectively. All patients received weekly intravenous doses of DNL310 on Day 1 of the study after switching from idursulfase ERT. The main differences between the cohorts include exploration of different dose levels and age groups, with younger patients eligible for Cohort B.

Across Cohorts A (n=5) and B (n=15), all patients had normalized levels of CSF heparan sulfate by Week 24 of treatment with DNL310, which were sustained in all 5 patients from Cohort A at Week 49. Rapid response was observed in most patients after 4 to 6 weekly intravenous doses of DNL310, including in patients on lower dose regimens of DNL310 (Figure 6). These results are consistent with robust and efficient crossing of the BBB by DNL310 and durable activity in the CNS. Furthermore, the observed decline in urine heparan and dermatan sulfate, as well as CSF dermatan sulfate, was consistent with increased peripheral and central activity with DNL310 compared to standard-of-care ERT, respectively.

Exploratory CSF lysosomal lipid biomarker data showed further reductions with longer duration of treatment with DNL310, consistent with improved lysosomal function. Across Cohorts A and B, CSF GM3 ganglioside levels decreased from baseline, with normalized CSF GM3 ganglioside levels apparent in all 5 patients in Cohort A at Week 49, and in 9 of 12 patients in Cohort B at Week 24 (3 of 15 total patients in Cohort B had not reached Week 24 at the time of the data cut in September 2021). In addition, available preliminary exploratory data on other biomarkers of lysosomal function demonstrated reductions in levels of glucosylceramide ("GlcCer") across Cohorts A and B at Week 24 and reductions in levels of other lysosomal lipid biomarkers including di-18:1-bis(monoacylglycerol)phosphate ("BMP di18:1"), GM2 and glucosylsphingosine in Cohort A at 24 weeks.

Exploratory clinical outcomes data at Week 24 from Cohort A (n=5), and now including Cohort B (n=12; 3 of 15 total patients had not reached Week 24 at the time of the data cut in September 2021), suggest improved clinical symptoms and function in the majority of patients as reported by investigators and parents/caregivers. Based on Global Impression of Change scales (Clinician Global Impression of Change and Parent/Caregiver Global Impression of Change), which are standardized assessment scales used to measure change and modified to measure specific domains impacted by MPSII, the data showed clinical improvement in overall MPS II symptoms, cognitive abilities, and behavior from baseline.

The safety profile of DNL310, which now includes data up to Weeks 56 and 39 from Cohorts A and B, respectively, remains consistent with standard-of-care enzyme replacement therapy. DNL310 was generally well tolerated with the most common treatment-emergent adverse events being IRRs. IRRs occurred in 15 of 20 (75%) patients: the majority had mild (n=6) or moderate (n=8) IRRs, and 1 patient had severe IRRs. Most IRRs occurred during the first 12 study weeks; IRR frequency decreased with chronic dosing, including in patients who dose escalated up to 30 mg/kg. A total of 4 serious adverse events ("SAEs") were reported: 1 previously reported SAE for a patient enrolled in Cohort A based on a mild IRR; 2 previously reported SAEs in a patient enrolled in Cohort B based on severe IRRs; and 1 SAE in a patient in Cohort B hospitalized for constipation. The SAEs resolved, and all three patients are continuing in the study. There were no notable abnormalities or trends in safety laboratory evaluations except for previously reported mild or moderate anemia in 4 of 20 patients. Anemia stabilized (n=2) or resolved (n=2) while continuing treatment with DNL310. All other treatment-emergent adverse events were mild or moderate.

The study continues without modification following recommendation by an independent data monitoring committee in October 2021.

Figure 6: CSF heparan sulfate measured by validated LC-MS/MS assay after enzymatic digestion; biomarker population (n=20) in Phase 1/2 clinical trial of DNL310 in participants with MPS II. Normalization of CSF heparan sulfate was observed in all participants by week 24 and sustained at week 49.

We believe the Phase 1/2 data to date continue to support the overall safety profile and biomarker effects of DNL310 as an investigational treatment in Hunter syndrome. Importantly, at dose levels resulting in robust and durable biomarker response, DN310 appears generally well tolerated with a safety profile consistent with standard-of-care ERT. In addition, early biomarker effects initially seen after 4 weeks of treatment with DNL310 were sustained after one year of dosing, and the reductions observed in CSF lipid biomarkers indicate an improvement in lysosomal function. The urine GAG results also support the potential for systemic administration of TV-enabled therapeutics to address peripheral disease. Overall, the magnitude and durability of biomarker response and tolerability seen with DNL310 in this Phase 1/2 trial provide strong support for the potential application of our TV technology to deliver enzymes and other therapeutic modalities to the brain.
Future Development Plan

Based on the strength of the clinical and preclinical data to date, Denali plans to initiate a potentially registrational Phase 2/3 trial with DNL310 with the goal of demonstrating efficacy and safety in participants with neuronopathic and non-neuronopathic MPS II. The trial is designed to enroll two cohorts of male and female participants with a confirmed diagnosis of MPS II. Cohort A will enroll neuronopathic participants ages 2 to 6 years and Cohort B will enroll non-neuronopathic participants ages 6 to 17 years. Eligible participants are required to have been receiving maintenance enzyme replacement therapy and to have tolerated a minimum of 4 months of idursulfase therapy during the period immediately prior to screening. Participants will be randomized 2 to 1 to receive DNL310 or standard of care (idursulfase), respectively. The treatment periods are 96 weeks and 48 weeks for Cohorts A and B, respectively, followed by open label extension on DNL310. Key efficacy endpoints include: the effect of DNL310 on CSF biomarkers ("CSF GAGs"); the effect of DNL310 on neurobehavioral parameters; the effect of DNL310 on systemic manifestations of disease; and patient/caregiver reported outcomes. Dosing is expected to begin in the Phase 2/3 trial in the first half of 2022.

DNL343 eIF2B Program for ALS and FTD

ALS and FTD are rare neurodegenerative diseases collectively impacting over one million people world-wide. ALS, often called Lou Gehrig's disease, refers to a group of progressive neurodegenerative diseases that affect nerve cells in the brain and spinal cord, leading to loss of voluntary muscle control and movement. FTD refers to a rare group of brain disorders that are characterized by atrophy of the frontal and temporal lobes of the brain and are associated with changes to personality and behavior as well as difficulties with language.

Denali is developing DNL343 as a novel eIF2B activator with first-in-class potential for the treatment of ALS and FTD. eIF2B is an intracellular protein complex that regulates protein synthesis and is required for neuronal health and function. When neurons experience stress, as occurs in ALS or FTD, the activity of eIF2B is suppressed by a biological pathway called the integrated stress response ("ISR"). This leads to impaired protein synthesis and results in the formation of "stress granules". Stress granules are thought to be a precursor of TDP-43 aggregation, which is a hallmark pathology found in over 95% of individuals with ALS and approximately 50% of individuals with FTD. Mutations in genes associated with ALS and FTD alter RNA homeostasis, which contributes to the aggregation of TDP-43 or other RNA binding proteins. DNL343 is designed to inhibit the ISR to prevent or slow disease progression that is associated with stress granule formation and TDP-43 aggregation (Figure 7).

Figure 7: In a cell-based model, DNL343 treatment reversed pre-formed stress granules and TDP-43 inclusions, a hallmark pathology in nearly all individuals with ALS.

Biomarker-Driven Development

We have developed assays to measure ATF4 protein and other ISR-dependent changes in gene expression, such as CHAC1, as proximal pathway markers of eIF2B activity in humans. CHAC1 and ATF4 are genes induced by inactivation of eIF2B via the ISR. The induction of these genes is dependent on eIF2B and they therefore can serve as specific biomarkers of pathway activation. These biomarkers have been characterized in in vitro assays and in human peripheral blood mononuclear cells ("PBMCs").

Phase 1 Clinical Trial

We conducted a randomized, double-blind, placebo-controlled, single-center Phase 1 clinical trial in a total of 95 healthy volunteers to investigate the safety and tolerability of single and multiple ascending oral doses of DNL343 and characterize the pharmacokinetics and pharmacodynamics of DNL343 in plasma and CSF. In October 2021, we presented results of the Phase 1 trial at the 2021 Annual Northeast ALS ("NEALS") Meeting. The results demonstrated that DNL343 was generally well tolerated for up to 14 days of dosing, with robust distribution in the CNS and predictable dose-related increases in DNL343 exposure with a pharmacokinetic profile supporting once daily dosing. Biomarker assessments were also made as related to the cellular ISR. After healthy volunteers were treated with DNL343, samples of their blood cells were subjected to stress ex vivo resulting in expression of ISR related biomarkers. In DNL343 treated healthy volunteer samples, robust inhibition of biomarkers of the ISR were observed, confirming pathway engagement (Figure 8).

Placebo
SD1 (.15x)
SD2 (.45x)
SD3 (1x)
SD4 (2x)
SD5 (4x)
SD6 (8x)
CHAC1 gene expression in stimulated PBMCs
%Change from baseline median (IQR)
100
75
50
25
0
−25
−50
−75
−100
0
4
24
48
120
168
Hours post dose

Ph1 SAD

Placebo
MD1 (.45x)
MD2 (1x)
MD3 (1.45x)
MD4 (2x)
MD5 (2.6x)
End of dosing
CHAC1 gene expression in stimulated PBMCs
%Change from baseline median (IQR)
50
25
0
−25
−50
−75
100
BL
D1_4
D2_24
D7_4
D12_4
D14_4
D15_24
D21_168
D28_336
Day_hours post last dose

Ph1 MAD

*Fed cohort
PK=pharmacokinetics; PD=pharmacodynamics;
PBMCs=peripheral blood mononuclear cells

Figure 8: In a Phase 1 trial of healthy volunteers, DNL343 achieved robust inhibition of CHAC1 gene expression at all doses studied in both the single-ascending dose ("SAD") portion and the multiple-ascending dose ("MAD") portion of the trial. Similar results were observed for inhibition of ATF4 protein levels.

DNL343 Clinical Development Plan

We are conducting a Phase 1b multicenter, randomized, placebo-controlled, double-blind, 28-day trial followed by an 18-month open-label extension, designed to evaluate the safety, pharmacokinetics and pharmacodynamics of DNL343 in approximately 30 participants with ALS. Dosing in this study began in the third quarter of 2021. We expect that safety and biomarker results will be available in mid 2022.
RIPK1 Inhibitor Program

RIPK1 is a critical signaling protein in the tumor necrosis factor receptor pathway and is a regulator of inflammation and cell death. Increased RIPK1 activity in the brain drives neuroinflammation and cell necroptosis and contributes to neurodegeneration. RIPK1 inhibition has been shown to have beneficial effects in preclinical models of ALS, multiple sclerosis ("MS"), and other diseases.

As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Sanofi on the RIPK1 inhibitor program in neurological diseases, including ALS, MS and Alzheimer’s disease for which SAR443820/DNL788 is the lead CNS-penetrant RIPK1 inhibitor in clinical development.

Biomarker-Driven Development

Target engagement has been characterized using a marker of RIPK1 activity, autophosphorylation of RIPK1 at Serine166 ("pS166"). This biomarker has been characterized in in vitro assays in human and monkey peripheral blood mononuclear cells and has been demonstrated to be robustly reduced by RIPK1 inhibitors.

SAR443820/DNL788 Clinical Development Plan

Sanofi leads all clinical development activities with SAR443820/DNL788 in ALS and MS. Sanofi completed a Phase 1 trial of SAR443820/DNL788 in healthy volunteers in which robust target engagement was demonstrated at doses that were generally well tolerated. Based on these results, Sanofi decided to initiate a Phase 2 trial, named HIMALAYA, which is a multi-center, randomized, double-blind, placebo-controlled trial, followed by an open-label long-term extension, to evaluate the efficacy and safety of SAR443820/DNL788 in approximately 260 adult participants with ALS. This Phase 2 study is expected to commence in Q1 2022.

The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation to SAR443820/DNL788 for the treatment of ALS. Fast Track is a U.S. FDA process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need. Fast Track designation may allow for early and frequent communication with the U.S. FDA regarding the development of SAR443820/DNL788 for the treatment of ALS. This designation also enables rolling review of the marketing application.

Sanofi also plans to start a Phase 2 trial of SAR443820/DNL788 in MS.
Other RIPK1 Compounds

As part of our parallel development strategy, we have also developed a number of other structurally diverse CNS-penetrant and peripherally-restricted RIPK1 inhibitor molecules, which are included as part of the collaboration agreement with Sanofi. In July 2020, we announced that Sanofi commenced a Phase 1b trial of SAR443122/DNL758, a Peripheral Product (as defined below), in hospitalized adult patients with severe COVID-19 lung disease. In February 2021, we announced Sanofi's decision, upon completion of a Phase 1b study in hospitalized adult patients with severe COVID-19 lung disease, to cease further development of SAR443122/DNL758 in COVID-19 based on the rapidly evolving landscape of treatment and prevention options for COVID-19. Although this pilot study had insufficient statistical power to detect differences in clinical outcomes, the results showed consistent trends favoring SAR443122/DNL758 over placebo for both biomarker and clinical endpoints, with an acceptable safety profile.

Sanofi continues to develop SAR443122/DNL758 as a potential treatment for cutaneous lupus erythematosus ("CLE"). CLE is a type of interface dermatitis characterized by immune cell infiltration. Biopsy-derived T-cells from CLE patients are dominated by IFN-γ and TNF-α positive cells. Furthermore, primary pro-inflammatory cytokines involved in the pathophysiology of CLE are strongly linked to RIPK1 activation and downstream signaling. Therefore, inhibition of RIPK1 activity downstream of TNF and IFN receptor signaling is considered an important target to modulate the pathophysiology of CLE. In June 2021, we announced that Sanofi initiated a Phase 2 clinical trial of SAR443122/DNL758 in CLE patients. Sanofi leads all clinical development activities with SAR443122/DNL758 for systemic inflammatory diseases. Sanofi also plans to start a Phase 2 clinical trial of SAR443122/DNL758 in ulcerative colitis.

DNL593 (PTV:PGRN) Program for FTD-GRN

PGRN is a soluble lysosomal protein that has critical functions in lysosomes and innate immunity in the brain. The GRN gene encodes for the PGRN protein. Loss of function genetic mutations in the GRN gene cause FTD by decreasing PGRN levels in the brain. It is estimated that FTD-GRN is 5-10% of the total FTD patient population.

DNL593 (PTV:PGRN) is a peripherally administered recombinant PGRN biotherapeutic enabled by our protein transport vehicle ("PTV"). DNL593 is designed to restore normal levels of PGRN in multiple cell types in the brain without interfering with normal PGRN transport and processing. Preclinical proof of concept was published in the scientific journal Cell in September 2021, demonstrating that PTV enhances brain uptake of recombinant PGRN as well as uptake by multiple cell types in the brain, including neurons and microglia, as compared to non-TV PGRN (Fc:PGRN). In addition, DNL593 rescued both neurodegeneration and microglial dysfunction in PGRN-deficient mice (Figure 9). This research supports the potential utility of DNL593 in treating certain types of FTD, especially FTD-GRN caused by PGRN deficiency.

Figure 9: PTV:PGRN but not Fc:PGRN rescues lysosomal function (top panel) and neuronal and glial biomarkers (bottom panel) in PGRN-deficient mice. Source: Logan T, et al. Cell 2021 Sep 2;184(18):4651-4668.
DNL593 (PTV:PGRN) Clinical Development Plans

In November 2021, we announced that Takeda exercised its option to co-develop and co-commercialize DNL593 (PTV:PGRN). We received an option exercise fee of $5 million in December 2021 and may also receive future milestone payments upon achievement of certain clinical and regulatory milestone events as well as certain sales-based milestones. Subject to the terms of the collaboration agreement, we will share the development and commercialization costs equally with Takeda, and, if applicable, profits on a worldwide basis. In January 2022, the UK-based Medicines & Healthcare products Regulatory Agency ("MHRA") approved our clinical trial application ("CTA") for DNL593 triggering a $12.0 million milestone from Takeda which was received in February 2022. In Q1 2022, we expect to commence dosing of healthy volunteers in a Phase 1/2 clinical trial, which is a three-part (Parts A-C) multicenter, randomized, double-blind, placebo-controlled clinical trial exploring safety, pharmacokinetics and pharmacodynamics of DNL593 in healthy volunteers and patients with FTD-GRN. Part A is a single ascending dose study in healthy volunteers. Part B is a multiple dose, 25-week study in participants with FTD-GRN, followed by Part C, an 18-month open label extension. Pending initial clinical data from Part A, we expect to begin dosing patients with FTD-GRN in the second half of 2022.

DNL919 (ATV:TREM2) Program for Alzheimer's disease

Dementia affects more than 50 million people worldwide. Alzheimer's disease is the most common cause of dementia accounting for 60-70% of cases. TREM2 is a receptor expressed on microglia, the resident immune cells of the brain. Loss of function TREM2 genetic mutations are strongly associated with an increased risk for Alzheimer's disease. We are developing DNL919, a TREM2 activator, for the potential treatment of Alzheimer's disease. DNL919 is a novel, selective, high affinity TREM2 antibody with a monovalent TfR binding site as antibody transport vehicle ("ATV") in the Fc domain to increase brain exposure. Animal model data demonstrate enhanced brain uptake with DNL919 as compared to a non-ATV TREM2 antibody and improved pharmacodynamic response (Figure 10).

Figure 10: Preclinical studies in mouse models show that DNL919 has greater impact on microglia than a non-ATV TREM2 antibody (left) and dose dependently increases cerebrospinal fluid levels of sCSF1R, a key indicator of TREM2 pathway engagement in the brain (right).

In December 2021, we submitted an IND application to the FDA to begin clinical testing with DNL919. On January 13, 2022, we announced that the DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. We received a formal clinical hold letter and are moving forward to address the FDA’s observations related to the preclinical toxicology assessment and to provide the information requested to initiate clinical studies, including proposed changes to the clinical trial protocol, the informed consent form, and the investigator brochure. We expect a delay of at least 3 months to our plans to begin dosing in a first-in-human clinical trial of DNL919. We intend to provide an update once a clear path forward is established.

On January 10, 2022, we announced that Takeda exercised its option to co-develop and co-commercialize DNL919. We received an option exercise fee of $5 million in December 2021 and may also receive future milestone payments upon achievement of certain clinical and regulatory milestone events as well as certain sales-based milestones. Subject to the terms of the collaboration agreement, we will share the development and commercialization costs equally with Takeda, and, if applicable, profits on a worldwide basis.
DNL126 (ETV:SGSH) Program for MPS IIIA (Sanfilippo Syndrome A)

DNL126 (ETV:SGSH) is our second most advanced ETV program following DNL310 (ETV:IDS). DNL126 is in development for the potential treatment of MPS IIIA (Sanfilippo syndrome A), a rare lysosomal storage disease that causes progressive neurodegeneration. MPS IIIA is caused by genetic defects that result in a reduction in the lysosomal activity of N-sulfoglucosamine sulfohydrolase ("SGSH"), an enzyme responsible for degrading heparan sulfates in the lysosome. There are no approved treatments for MPS IIIA. In January 2022, Denali announced preclinical data demonstrating that DNL126 reduces heparan sulfate in a dose-dependent manner in brain and cerebrospinal fluid in an MPS IIIA mouse model (Figure 11). Submission of a regulatory application to being clinical trials with DNL126 is planned for the first half of 2023.

Figure 11: In a mouse model of MPS IIIA, treatment with DNL126 (ETV:SGSH) resulted in significant reductions in levels of heparan sulfate in brain (left) and cerebrospinal fluid (right).
ATV:HER2 Bispecific Program for Oncology

Primary brain tumors and brain metastases are high unmet need indications with limited effective therapies for patients. HER2 is a tyrosine kinase receptor growth-promoting protein found on the surface of some cancer cells that is associated with aggressive disease and poor prognosis in patients. In breast cancer patients, HER2-directed therapy controls extracranial disease while the brain represents a “sanctuary site” where systemic HER2-directed therapies are less effective. Amongst patients with HER2+ metastatic breast cancer, approximately 8% have identified brain metastases at diagnosis and eventually up to 50% develop brain metastases at some time in their illness.

Using our ATV platform, we have engineered mono- and bispecific formats of HER2 antibodies (ATV:HER2). In October 2020, we presented data demonstrating improved anti-tumor activity of ATV-enabled HER2 antibodies in a HER2-positive peripheral tumor model. In January 2022, we announced new preclinical data with a bispecific ATV:HER2 antibody demonstrating improved peripheral anti-tumor activity as compared to non-ATV HER2 antibodies as well as enhanced brain uptake of the bispecific ATV:HER2 as compared to a non-ATV HER2 antibody (Figure 12). The data support the potential for ATV:HER2 to treat HER2-positive peripheral tumors and brain metastases and further validate the potential for TV applications in oncology. We plan to submit an IND application for a lead bispecific ATV:HER2 therapeutic candidate in 2023.

Figure 12. In a HER2-positive peripheral tumor model in mice, treatment with multiple doses of ATV:HER2 antibodies (ATV:TRAS and ATV:PER) resulted in improved anti-tumor activity as compared to the combination of non-ATV HER2 antibodies (Trastuzumab and Pertuzumab) (left). Improved brain uptake (far right) and improved anti-tumor activity in the periphery was also observed with a single dose of a bispecific ATV:HER2 (middle).

Oligonucleotide Transport Vehicle platform

Oligonucleotides, such as antisense oligonucleotides ("ASOs"), are a class of therapeutics with the potential to address the root cause of disease through modulation of gene expression. This class, however, has been limited in its potential for treatment of neurodegenerative diseases, primarily due to the challenge of delivering effective amounts of drug to relevant brain regions. Direct injection of oligonucleotides into the CSF via intrathecal injection has not achieved robust biodistribution into deep brain tissue, which may be necessary for effective therapeutic activity.

In January 2022, Denali announced the first nonhuman primate data with its Oligonucleotide Transport Vehicle ("OTV") delivery platform. The data demonstrated that intravenous administration of an ASO enabled by OTV technology elicited superior broad brain biodistribution of the ASO (particularly in deep brain regions) and target gene knockdown that was superior to intrathecal administration of the same ASO in a larger species (Figure 13). Further, intravenously delivered OTV in human TfR expressing mice provides robust target knockdown expression across all brain cell types, including neurons, microglia, astrocytes, and oligodendrocytes (Figure 13). These data support the potential of the OTV platform to enable superior biodistribution of ASOs across brain regions, provide superior knockdown of target gene expression across all CNS cell types, and enable peripheral dosing. Denali has a research collaboration with Secarna Pharmaceuticals to discover and develop ASOs in the field of CNS diseases.

Figure 13: In nonhuman primates ("NHPs"), intravenous ("IV") delivery of an ASO with OTV ("OTV IV") showed broad brain biodistribution compared to intrathecal ("IT") delivery of an ASO ("ASO IT") as shown by immunohistochemistry ("IHC") staining for the ASO (top left). Further, OTV IV resulted in superior frontal cortex knockdown of the target gene ("Malat1") in NHPs compared to ASO IT or ASO IV (bottom left). Superior knockdown of Malat1 gene expression was shown in all brain cell types in mice (right).

Other TV-enabled Discovery Programs

Our portfolio includes additional preclinical programs, including programs targeting alpha-Synuclein ("ATV:aSyn"), Tau ("ATV:Tau"), Abeta (“ATV:Abeta”), Gcase (“ETV:Gcase”), GAA (“ETV:GAA”), IDUA (“ETV:IDUA”), NAGLU (“ETV:NAGLU”), and ARSA (“ETV:ARSA”) which are enabled by our TV platform technology. In addition to ATV:TREM2 and PTV:PGRN, our ATV:Tau program is subject to our collaboration agreement with Takeda and our ATV:Abeta program is subject to our collaboration agreement with Biogen, as described in more detail in “Business - Licenses and Collaborations” below.
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
Research Phase and Takeda’s Option

Under the Takeda Collaboration Agreement and unless we otherwise agreed jointly with Takeda, we will be responsible, at our cost, for conducting activities relating to pre-IND development of biologic products directed to the three identified targets and enabled by our BBB delivery technology targeting TfR during the applicable option period. The option period continues for each target until the first biologic product candidate directed to the relevant target is IND-ready or about five years after selection of the target, whichever is earlier.

Takeda is obligated to pay us up to an aggregate of $25.0 million with respect to each of the three programs under the Takeda Collaboration Agreement directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, of which $5.0 million was received when the Takeda Collaboration Agreement became effective. We received additional payments totaling $26.0 million by December 31, 2021 based on the achievement of certain preclinical milestone events. In January 2022, a further $12.0 million milestone became due based on the achievement of a certain preclinical milestone event, which we received in February 2022.
Collaboration Activities Following Takeda’s Option Exercise

Subsequent to Takeda exercising its option with respect to a particular target and collaboration program (i.e., the biologic products directed to the target for which Takeda has exercised its option), then Takeda has the right to develop and commercialize, jointly with us, a specified number of biologic products enabled by our BBB technology that were developed during the option period and which are directed to the relevant target, and we grant to Takeda a co-exclusive license under the intellectual property we control related to those biologic products.

Takeda is obligated to pay us a $5.0 million option fee for each target for which Takeda exercises its option, up to $15.0 million in total. We received fees totaling $10.0 million from Takeda in December 2021 for option exercises.

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

Information on cost sharing reimbursements between us and Takeda is included in this Annual Report on Form 10-K in our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

We and Sanofi plan to jointly develop products containing RIPK1 Inhibitors for neurological indications, such as Alzheimer’s disease, ALS and MS, and Sanofi plans to develop and commercialize products containing RIPK1 Inhibitors for systemic inflammatory indications, such as cutaneous lupus, ulcerative colitis, rheumatoid arthritis and psoriasis.

The Sanofi Collaboration Agreement includes our and Sanofi’s RIPK1 Inhibitors that measurably penetrate the BBB ("CNS Products"), and our and Sanofi’s RIPK1 Inhibitors that do not measurably penetrate the BBB ("Peripheral Products"). The two most advanced RIPK1 Inhibitors in the collaboration are SAR443820/DNL788, a CNS Product that was discovered by us and licensed to Sanofi who lead the clinical development in ALS and MS, and has completed Phase 1 trials in healthy volunteers, and SAR443122/DNL758, a Peripheral Product discovered by us, and licensed to Sanofi who lead a Phase 2 clinical trial in patients with cutaneous lupus.
License Grant

Under the Sanofi Collaboration Agreement, we granted Sanofi an exclusive, worldwide license under intellectual property that we control related to our RIPK1 Inhibitors, including certain intellectual property licensed to us by an academic institution.
Payments

When the Sanofi Collaboration Agreement became effective in November 2018, Sanofi paid us $125.0 million upfront, in August 2019, Sanofi paid us $10.0 million for the milestone triggered by the commencement of a SAR443122/DNL758 Phase 1 clinical trial in healthy volunteers, and in July 2021, Sanofi paid us $15.0 million for the milestone triggered by the commencement of a SAR443122/DNL758 Phase 2 clinical trial in patients with cutaneous lupus. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and in Japan for three indications.

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
LRRK2 Agreement

The LRRK2 Agreement includes our small molecule LRRK2 inhibitors (“LRRK2 Products”) that penetrate the BBB, including DNL201 and BIIB122/DNL151, as well as those that do not penetrate the BBB. Based on the totality of preclinical and clinical data to date, both DNL201 and BIIB122/DNL151 (two chemically distinct LRRK2 inhibitors) have met our requirements to proceed into further late-stage clinical testing, however, BIIB122/DNL151 has been selected to proceed due to pharmacokinetic properties that provide additional dosing regimen flexibility.
Payments

Under the terms of the LRRK2 Agreement, Biogen paid us a $400.0 million upfront payment in October 2020. With respect to the LRRK2 Program, Biogen is required to make milestone payments up to approximately $1.125 billion upon achievement of certain development and sales milestone events. Such milestone payments include $375.0 million in development, $375.0 million upon first commercial sale, and $375.0 million in net sales-based milestones. We will share profits and losses equally with Biogen for LRRK2 Products in the United States and will share profits and losses in China with Biogen sharing 60% of such profits and losses and us sharing 40% of such profits and losses. We will be entitled to receive royalties in the high teens to low twenties percentages on net sales for LRRK2 Products outside of the United States and China. Information on cost sharing reimbursements between us and Biogen is included in this Annual Report on Form 10-K in our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Payments

Under the ROFN and Option Agreement, Biogen paid us a $160.0 million upfront payment in October 2020. With respect to the options granted by us to Biogen, if exercised, Biogen is obligated to pay to us an aggregate of up to $270.0 million in option exercise and development milestone payments and an aggregate of up to $615.0 million in commercial milestone payments, following the achievement of certain prespecified milestone events and if Biogen exercises both of its options. Furthermore, Biogen is obligated to pay us royalties in the mid-single digit to mid-teens percentages, depending on the program for which Biogen exercises its option and upon the achievement of certain sales thresholds.

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

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and we changed the entity’s name to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd (by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”)). We made initial exercise payments under the Purchase Agreement and the F-star Gamma License of $18.0 million in the aggregate, less the net liabilities of F-star Gamma, which were approximately $0.2 million. In addition, we are required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount as of the date of acquisition of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $27.0 million in preclinical contingent payments, $50.0 million in clinical contingent payments, $120.0 million in regulatory contingent payments and $250.0 million in commercial contingent payments. The amount of the contingent payments will vary based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by us or solely by F-star or jointly by us and F-star. In June 2019, we made a payment of $1.5 million to F-star Ltd upon the achievement of a specified preclinical milestone in the Company's ETV:IDS program.

Under the terms of the original F-star Collaboration Agreement, we could nominate up to three Fcab targets (“Accepted Fcab Targets”) within the first three years of the date of the F-star Collaboration Agreement. Upon entering into the F-star Collaboration Agreement, we had selected TfR as the first Accepted Fcab Target and paid F-star Gamma an upfront fee of $5.5 million, which included selection of the first Accepted Fcab Target. In May 2018, we exercised our right to nominate two additional Fcab Targets and identified a second Accepted Fcab Target. We made a one-time payment for the two additional Accepted Fcab Targets of, in the aggregate, $6.0 million and extended the time period for our selection of the third Accepted Fcab Target until approximately the fourth anniversary of the date of the original F-star Collaboration Agreement. We did not identify a third Fcab Target. We were also responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. In July 2021, we executed a side letter to our agreements with F-star which confirmed the completion of the research services performed by F-star Ltd that were funded by us.

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

We do not currently operate facilities for product manufacturing, storage, distribution or testing. In August 2021 we entered into a lease for a clinical manufacturing site in Salt Lake City, Utah. We plan to use the facility to expand our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies. The build-out of the Utah site has been initiated, with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials.

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

Our vision, however, is to become a fully integrated, independent global leader in neurodegeneration with capabilities spanning discovery, development, manufacturing and commercial in order to optimize speed, quality and level of patient access to our medicines. We look to grow strategically both in terms of therapeutic areas of high unmet need, starting with lysosomal storage diseases with CNS pathology and expanding into large neurodegenerative disorders, as well as from a geographic perspective, with an initial focus on establishing a commercial presence in the United States, with a subsequent expansion worldwide (including the European Union ("EU") and China).

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

Our product candidates will compete with current therapies approved for the treatment of neurodegenerative diseases, which to date have been primarily targeted at treating the symptoms of such diseases rather than halting or slowing the progression of the disease. However, in addition to such currently approved therapies, we believe that our product candidates, if approved, may also compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions, including but not limited to:

•Alzheimer’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Biogen (recent FDA approval of Aduhelm), Eli Lilly, Eisai, Roche (including Genentech, its wholly owned subsidiary), Alector and AbbVie in various stages of development.

•Parkinson’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Prothena, Roche (including Genentech, its wholly owned subsidiary), Novartis/UCB, Biogen, Ionis, Prevail/Eli Lilly, AstraZeneca, Takeda, ESCAPE Bio, Oncodesign/Servier and Neuron 23 in various stages of development.

•ALS: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Biogen, Ionis, Amylyx, AB Science, Novartis, and Calico in various stages of development.

•Lysosomal Storage Diseases: The currently approved treatments for LSDs are enzyme-based therapies. Various BBB-penetrant ERTs and gene therapies are being developed by several large and specialty pharmaceutical and biotechnology companies, including BioMarin, JCR Pharmaceuticals, RegenxBio, Homology Medicines, Orchard Therapeutics, Takeda and Ultragenyx in various stages of development.

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

As of December 31, 2021, our owned and licensed patent portfolio includes over 1,200 patents and patent applications, including over 30 licensed U.S. issued patents and 19 owned U.S. issued patents, covering certain aspects of our proprietary technology, our product candidates, and related inventions and improvements. The patent portfolio also includes over 450 licensed patents issued in jurisdictions outside of the United States, and over 500 owned patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For our product candidates and our BBB platform technology, we generally pursue or in-license patent protection covering compositions of matter, methods of use, and manufacture.

BBB Platform
We own eight patent families related to our BBB platform technology. These include a family directed to the composition and sequences of our TfR-binding TVs, which, if issued are expected to expire in 2038, not including any patent term adjustments and any patent term extensions. We also have two issued U.S. patents, which are also expected to expire in 2038, not including any patent term adjustments and any patent term extensions, as well as pending patent applications, to other BBB platform technology. Other families related to BBB platform technology, if issued, are expected to expire in 2038 or later, all not including any patent term adjustments and any patent term extensions. In addition, we license multiple patent families from F-star, the earliest issued patents of which are expected to expire in 2026, not including any patent term adjustments and any patent term extensions.

ETV:IDS

We own one patent family directed to our enzyme platform, including ETV:IDS. This family includes an issued U.S. patent, which is expected to expire in 2038, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our ETV:IDS molecules, including DNL310. We also own additional patent families directed to various aspects of our DNL310 program, which if issued, are expected to expire in 2039 or later, all not including any patent term adjustments and any patent term extensions.

PTV:PGRN

We own four patent families directed to our PTV:PGRN program. These include two families directed to the composition of matter of our PTV:PGRN structures, including DNL593, which, if issued, are expected to expire in 2039 and 2040, respectively, not including any patent term adjustments and any patent term extensions. We also own additional patent families directed to various aspects of our DNL593 program, which, if issued, are expected to expire in 2039 or later, all not including any patent term adjustments and any patent term extensions. Our PTV:PGRN program is subject to our Takeda collaboration.

ATV:TREM2

We own five patent families related to our ATV:TREM2 program. These families include a granted U.S. patent, which is expected to expire in 2041, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our ATV:TREM2 molecules, including DNL919. The other four patent families, if issued, are expected to expire between 2038 and 2040, all not including any patent term adjustments and any patent term extensions. Our ATV:TREM2 program is subject to our Takeda collaboration.

ETV:SGSH

We own two patent families directed to our ETV:SGSH program. These two families are directed to the composition of matter of our ETV:SGSH structures, including DNL126. These families, if issued, are expected to expire in 2038 and 2041, respectively, not including any patent term adjustments and any patent term extensions.

ATV:HER2

We own a patent family directed to the composition of matter of our ATV:HER2 molecules and three additional families directed to the composition of matter our ATV:HER2 bispecific molecules. These families, if issued, would expire between 2039 and 2042, not including any patent term adjustments and any patent term extensions.

LRRK2 Inhibitor Program

Our LRRK2 program is subject to our collaboration agreement with Biogen. For this program, we license multiple patent families from Genentech directed to, among other things, DNL201, BIIB122/DNL151 and other related compounds, which are expected to expire in 2031, not including any patent term adjustments and any patent term extensions. Furthermore, we own additional patent families that have projected expiration dates in 2038 or later, not accounting for any patent term adjustments and any patent term extensions related to the LRRK2 program. We also own a patent family that includes three issued U.S. patents, which are expected to expire in 2037, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of BIIB122/DNL151 and methods of treatment using BIIB122/DNL151, respectively, as well as pending patent applications and granted patents in jurisdictions outside the U.S.

RIPK1 Inhibitor Program

We own five patent families directed to our RIPK1 inhibitor program. These include a family with one issued U.S. patent, directed to the composition of matter of our current RIPK1 lead, SAR443820/DNL788, which is expected to expire in 2038, not including any patent term adjustments and any patent term extensions. We also own a patent family that includes two issued U.S. patents, which are expected to expire in 2037, not including any patent term adjustments and any patent term extensions and pending patent applications, which are directed to the composition of matter of SAR443122/DNL758 as well as other RIPK1 inhibitor compounds.

eIF2b Activator Program

We own seven patent families directed to our eIF2B activator program, including two patent families directed to DNL343 that are expected to expire in 2038 or later, with the remaining families directed to other eIF2B compounds expiring between 2038 and 2040, not including any patent term adjustments and any patent term extensions.

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

•Approval by an independent institutional review board ("IRB"), or Ethics Committees ("ECs") at each clinical trial site before each trial may be initiated;

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
Preclinical Studies and IND

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events, chronic toxicity and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Interventional clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Expedited written IND safety reports must be submitted to the FDA, IRBs, and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate or severity of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the novel coronavirus disease (COVID-19). For example, in March 2020, the FDA issued guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In 2020 and 2021, the FDA published a number of industry guidance documents, including updates to previous guidance, related to Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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

Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2022 user fee schedule, effective through September 30, 2022, the user fee for an application requiring clinical data, such as an NDA or BLA, is $3,117,218. PDUFA also imposes an annual program fee for each marketed human drug or biologic of $369,413. Fee waivers or reductions are available in certain limited circumstances. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs for an orphan indication submission.

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

The FDA may also place other conditions on approvals including the requirement for a REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority ("NCA"), and one or more ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Clinical Trials Regulation EU No 536/2014, which went into effect on January 31, 2022, will ensure that the rules for conducting clinical trials in the EU will be identical.
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

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Starting in January 2021, the MHRA will take on additional regulatory responsibilities for medical products marketed in the UK, as pan-EU regulatory procedures before the EMA will no longer apply in the UK. MHRA and the National Institute for Biological Standards and Control ("NIBSC") recently issued new guidance documents to the industry regarding regulation under the UK system. Proposals set forth in the new MHRA guidance will take effect through legislative changes that are subject to parliamentary approval, which may increase the amount of resources and time needed for obtaining regulatory approval in the UK and delay our clinical development and commercialization. The full impact of Brexit on our business remains unclear.
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

There have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in 2020, under the Trump administration, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. in addition, Congress is considering legislation that, if passed, could have a significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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
Employees and Human Capital Resources

As of December 31, 2021, we employed approximately 380 people. The vast majority of our employees work out of our headquarters located in South San Francisco, CA, with the remainder out of our locations in Salt Lake City, Utah and Zurich, Switzerland.

Our human capital strategy aims to attract new talent and retain and incentivize existing employees by investing in their professional development, as well as providing them with challenging and rewarding opportunities for personal growth. Our working environment is guided by the core Denali values of trust, growth, grit and unity, and reinforced by developing quality leadership, fostering diversity and inclusion, emphasizing continuous growth, creating opportunities for engagement, and embracing our goal to defeat degeneration. Our values-driven culture is complemented by our incentive plans, which serve to (1) attract and retain employees through the granting of stock-based and cash-based compensation awards; and (2) motivate employees to perform to the best of their abilities and achieve our objectives, thereby increasing the value and success of our company.

Key areas of focus for Denali include:

Health and Safety. Our health and safety programs are designed around global standards with specifications addressing regulations, specific hazards, and the unique working environment of our operations. We mandate employee health and safety training and ergonomic assessments, and require specialized training for all lab-based employees. We conduct regular internal safety audits to ensure that proper safety policies and program procedures are in place. In addition, we engage an independent, third-party conformity assessment and certification vendor to audit selected operations for adherence to health and safety standards. Denali’s safety programs have been highly effective: since we commenced operations in 2015, we have had zero reportable regulatory safety.

Diversity and Inclusion. Denali embraces differences and acknowledges the valuable perspectives that a diverse workforce brings to problem-solving. Our Unity in Diversity team spearheads action-oriented diversity programs, such as social responsibility through community leadership and volunteerism, investment in STEM-focused outreach, and creating a safe place for expression and ideas. As part of our plan to create a more inclusive workplace, we have adopted a zero tolerance policy towards harassment and discrimination and created safe avenues for employees to submit complaints, including an anonymous hotline and a formal complaint system that allows for direct access to our Human Resources Department.

We have implemented several measures to ensure that we are accountable for making progress on our diversity and inclusion initiatives. Diversity and inclusion objectives are embedded in our annual performance goals. We also ensure pipeline diversity by partnering with each division in their workforce planning forecasts to develop initiatives and goals to recruit diverse talent across all leadership and skill areas. As of December 31, 2021, approximately 50% of our workforce and 49% of managers were female. As of December 31, 2021, ethnic or racial minorities represented approximately 56% of our workforce and 43% of our managers.

Training and Development. We believe training and development are an important part of creating a safe, productive, fair, and equal environment. We encourage continuous feedback, improvement, and growth for our employees. We provide technical, leadership and compliance training to all employees in several formats, including through live seminars, online trainings and professional organizations. Managers are given annual training to hone their supervisory skills and better support their employees’ development; they are, in turn, accountable for guiding the development of a personal and professional growth plan for each employee. In addition, Denali has designed employee development programs to help employees develop essential skills that are aligned to promote growth and Denali’s values.

Flexible Work Options. The global pandemic has accelerated our capabilities and culture with respect to flexible work. Denali values workplace flexibility and hybrid ways of working, and has introduced a policy which we believe balances more workplace flexibility with time together to collaborate and connect in person. We use enhanced tools and technology designed to help us optimize productivity and collaboration while facilitating a hybrid work environment for our diverse workforce.
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

We are an early clinical-stage biopharmaceutical company with a very limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 1, 1b or 1/2 clinical trials for our LRRK2, eIF2B, ETV:IDS, RIPK1 and PTV:PGRN programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
We have incurred significant net losses since our inception, including net losses of $290.6 million, and $197.6 million for the years ended December 31, 2021 and 2019, respectively. We had net income of $71.1 million for the year ended December 31, 2020, as a result of revenue recognized associated with our collaboration arrangement with Biogen. As of December 31, 2021, we had an accumulated deficit of $645.0 million.
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

•attract, hire and retain qualified personnel and incur increased stock-based compensation;

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

We are actively monitoring, evaluating and responding to developments relating to COVID-19, including new strains of the disease that have emerged, vaccination status both locally and globally, and other COVID-19 related protocols and travel restrictions as set forth by the CDC and other state, local and government authorities. In response to the COVID-19 pandemic in 2020, we implemented policies that enabled some of our employees to work remotely, and such policies may continue for an indefinite period. We also implemented various safety protocols for all on-site personnel, including COVID-19 testing procedures and compliance measures for social distancing and use of personal protective equipment and continue to maintain appropriate protocols in accordance with federal, state and local regulation. Our priority is to protect the health and safety of our employees, community, partners and clinical trial participants, while working to ensure the sustainability of our business operations.

Although restrictions related to the COVID-19 pandemic were relaxed in many of our locations for a period of time, some of those restrictions were restored as a result of new variants and the associated resurgence in COVID-19 cases. New resurgences could occur at any time, which may cause disruptions to our business going forward. Examples of disruptions to our business from COVID-19 have included:

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

Our business is located in the state of California, which was more severely affected by the COVID-19 pandemic than some other parts of the country. On June 11, 2021, the Executive Department of the State of California issued Executive Orders N-07-21 and N-08-21, rescinding previous executive orders requiring various pandemic-related restrictions. Should COVID-19 cases in California significantly increase, however, the relevant counties or state may re-institute pandemic-related restrictions. Our primary operations are located in South San Francisco and many of our employees have chosen to telecommute. Due to telecommuting patterns, modified schedules and work protocols to enable adequate physical distancing, our laboratory operations have operated with decreased efficiency, which may impact certain of our operations over the near term and long term. Should these developments continue or worsen, our operations and program timelines may be negatively impacted and could result in the incurrence of additional costs.
We have clinical trial sites for our clinical studies in the United States, Europe and New Zealand, certain of which may be affected by the Delta and Omicron variants, and any subsequent variants of the coronavirus, and the availability of vaccines at the clinical trial site locations. If healthcare facilities and offices are required to focus limited resources on non-clinical trial matters such as treatment of COVID-19 patients, patient screening, new patient enrollment, and monitoring and data collection could be affected. For example, in 2020, we experienced a pause in enrollment in our BIIB122/DNL151 Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study. In all cases, recruitment resumed within several months; however, further pauses or delays could occur depending on social or economic unrest that continues to result from the COVID-19 pandemic.
In March 2020, the FDA issued a guidance ,which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the trial and any disruption of the trial as a result of the COVID-19 pandemic, among others. In June 2020, the FDA issued guidance on manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biologic products manufacturing, including recommendations for manufacturing controls to prevent contamination of the products. Other COVID-19 related industry guidance documents published by the FDA include updates to previous guidance related to Good Manufacturing Practices, guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and guidance on drug product manufacturing and supply chain inspections, among others. Should the FDA issue additional guidance with respect to COVID-19 protocols as relates to the implementation of our clinical trials, the costs of such clinical trials may increase. Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, and any variants of the coronavirus that may emerge in the future. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with certainty.
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
Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offering completed in January 2020, and payments received from our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. We currently have five clinical-stage programs, BIIB122/DNL151, DNL310, DNL343, SAR443820/DNL788, and SAR443122/DNL758, and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.
As of December 31, 2021, we had $1.3 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.
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

We have never completed a clinical development program. We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. None of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in June 2020, together with our collaboration partner Sanofi, we paused clinical activities with DNL747 to accelerate development of SAR443820/DNL788, in part due to DNL747 preclinical chronic toxicity studies. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.
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

For example, on January 13, 2022, we announced that the DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. We received a formal clinical hold letter and are moving forward to address the FDA’s observations related to the preclinical toxicology assessment and to provide the information requested to initiate clinical studies, including proposed changes to the clinical trial protocol, the informed consent form, and the investigator brochure.

DNL201, a former LRRK2 inhibitor product candidate, completed a Phase 1b clinical trial in Parkinson's disease patients with and without the genetic LRRK2 mutation. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA.

Refer to “Item 1. Business—Our Programs” for a more detailed discussion of adverse effects ("AEs") and significant adverse effects ("SAEs") observed in our reported clinical trials for DNL151 and DNL310.

We cannot assure you that the clinical hold on DNL919 will be lifted, or that BIIB122/DNL151, DNL310, DNL343, SAR443820/DNL788, and SAR443122/DNL758, or our other product candidates will not be subject to new, partial or full clinical holds in the future.

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion, which could adversely affect our business. Further, after the commencement of clinical trials, we may pause the advancement of lead molecules in favor of a backup molecule with a superior safety or efficacy profile, such as we did in our RIPK1 program, switching our focus from DNL747 to SAR443820/DNL788.

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
There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease and ALS. Companies that we are aware are developing therapeutics in the neurodegenerative disease area include companies with significant financial resources, such as AbbVie, Alector, AstraZeneca, Biogen, Bristol-Myers Squibb, Eli Lilly, E-Scape Bio, GlaxoSmithKline, Ionis, JCR Pharmaceuticals, Johnson & Johnson, Novartis, Prevail Therapeutics, Roche (including Genentech, its wholly owned subsidiary), Sanofi and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.
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
In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities, which we are actively building. We recently entered into an operating lease for approximately 65,000 square feet of laboratory, office and warehouse premises in Salt Lake City, Utah and have initiated the build-out of our Utah site to expand our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies. In addition, building internal manufacturing capacity carries significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner, and our current and future efforts to scale our internal manufacturing capabilities may not succeed.
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

Our most advanced product candidates, BIIB122/DNL151, DNL310, DNL343, SAR443820/DNL788, and SAR443122/DNL758 are currently our only clinical stage product candidates. In our completed Phase 1b clinical trial of former product candidate DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates.
On January 13, 2022, we announced that the DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. We received a formal clinical hold letter and are moving forward to address the FDA’s observations related to the preclinical toxicology assessment and to provide the information requested to initiate clinical studies, including proposed changes to the clinical trial protocol, the informed consent form, and the investigator brochure.
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

Recently, the FDA granted Fast Track designation to SAR443820/DNL788. Fast Track designation is designed to facilitate the development and expedite the review of therapies to treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. However, if we do not continue to meet the criteria of the Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. Fast track designation also does not guarantee our product candidate will be approved in a timely manner, if at all.
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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under the current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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

•the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;

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

We receive, generate and store significant and increasing volumes of sensitive information and business-critical information, including employee and personal data (including protected health information), research and development information, commercial information, and business and financial information. We heavily rely on external security and infrastructure vendors to manage our information technology systems and data centers. We face a number of risks relative to protecting this critical information, including the loss of access, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to third-party vendors and subcontractors we use to manage this sensitive data.

A wide variety of provincial, state, national, and international laws, and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the EU are governed by the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries and in the context of clinical trials, we currently rely on patient informed consent as the legal basis for such transfers. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with any EU clinical trials. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Additionally, the UK has implemented legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of UK data protection laws and regulations remain unclear. On June 28, 2021, the European Commission announced a decision of "adequacy" concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area ("EEA") to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfer to and from the UK will be regulated.

We may incur liabilities, expenses, costs, and other operational losses under the GDPR as well as privacy and data protection laws of Switzerland, the United Kingdom, and applicable EU Member States. We may find it necessary or appropriate to make additional changes to the ways we or our service providers collect, disclose, transfer, and otherwise process data within the EEA, Switzerland and the UK. This may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and prospects.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California has enacted legislation, the California Consumer Privacy Act ("CCPA"), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA became effective on January 1, 2020. Some observers have noted the CCPA could be the beginning of a trend toward more stringent privacy legislation throughout the United States, as evidenced by the recent Virginia Consumer Data Protection Act, enacted March 2021, and the Colorado Privacy Act, enacted June 2021. The CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, CCPA, CPRA and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. These and future laws and regulations may increase our compliance costs and potential liability.

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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with Good Manufacturing Practices. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA may not be able to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our clinical development plans, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.

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
We currently contract with third parties for the manufacture of the significant majority of the materials for our research programs, preclinical studies and clinical trials and expect to continue to do so for commercialization of some or all product candidates that we may develop. This reliance on third parties may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
Although we have initiated the build-out of our Utah site to expand our clinical manufacturing capabilities for biologic therapeutics, we do not have any operational manufacturing facilities. We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for some or all of our materials for preclinical studies, clinical trials and for commercial supply of any product candidates that we may develop.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. In addition, we cannot be certain that any patents we own or in-license in the United States adequately cover the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or adequately cover the antibodies, enzymes or proteins being developed in our ATV:TREM2, ETV:IDS, ETV:SGSH, or PTV:PGRN programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic impacting our or our licensors' operations. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
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
We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our BBB platform technology and product candidates. For example, in June 2016, we entered into a license agreement with Genentech pursuant to which we received an exclusive license to certain of Genentech’s intellectual property relating to our LRRK2 program, including our BIIB122/DNL151 product candidate.

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
As of December 31, 2021, we had approximately 380 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
As of December 31, 2021, we had federal net operating loss carryforwards of approximately $232.3 million, federal research and development tax credit carryforwards of approximately $31.7 million, and orphan tax credit carryforwards of approximately $9.3 million, some of which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our IPO in December 2017, our follow-on offering in January 2020, and private placements and other transactions that have occurred since our incorporation, we may have experienced such an ownership change. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
Below is a summary of our material leased properties as of December 31, 2021:

California

Our corporate headquarters are located in South San Francisco, California, comprising 148,020 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which commenced on April 12, 2019 and expires on April 30, 2029, with an option to extend for a period of ten years. This facility houses the majority of our personnel.

Utah

The build-out of a 65,000 square foot clinical manufacturing site in Salt Lake City, Utah ("SLC Facility") has been initiated. The lease ("SLC Lease") will commence when the space is available for use, which is anticipated to be during 2022, and is expected to terminate in 2031. We have the option to extend the lease for a further eight years at the end of the lease period.

Switzerland

Our European headquarters encompasses office space in a shared facility located in Zürich, Switzerland. The current lease agreement is through at least June 2022, with the option to renew. The lease terms provide flexibility to increase our space allocation on short term notice.

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
Holders of Common Stock

As of February 18, 2022, there were 151 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.
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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 8, 2017 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2021. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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
ITEM 6.    [RESERVED]
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

Our clinical-stage programs are:

•our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program, to be developed in collaboration with Biogen, to address Parkinson’s disease ("PD");

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

•our CNS-penetrant receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address neurological diseases such as ALS, multiple sclerosis ("MS") and Alzheimer's disease; and
•a second non-CNS penetrant RIPK1 inhibitor, partnered with Sanofi, to address peripheral inflammatory diseases such as cutaneous lupus erythematosus ("CLE") and ulcerative colitis.

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate(s)	Clinical Phase	Indication(s)	Operational Control
LRRK2	BIIB122/DNL151	Ph 1 and Ph 1b complete	PD	Joint with Biogen
ETV:IDS	DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
eIF2B	DNL343	Ph 1b (in ALS)	ALS and FTD	Denali
RIPK1 (CNS-penetrant)	SAR443820/DNL788	Ph 1 complete	Neurological diseases	Sanofi
RIPK1 (Peripheral)	SAR443122/DNL758	Ph 2	CLE	Sanofi

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

Key operational and financing milestones for the year ended December 31, 2021 and in 2022 to date include:
•LRRK2
◦In January 2021, we announced completion of the BIIB122/DNL151 Phase 1b study in Parkinson’s patients. In March 2021, we completed our Phase 1 study of BIIB122/DNL151. In May 2021, we presented results from both studies at the International Association of Parkinsonism and Related Disorders Virtual Congress held on May 1-4. BIIB122/DNL151 was generally well tolerated, and target engagement and pathway engagement biomarker goals were met;

◦In September 2021, at Biogen’s R&D Day event, we provided a progress update on our collaboration with Biogen to develop BIIB122/DNL151 for PD. Together with Biogen, we highlighted data supporting the advancement to late-stage clinical development and ongoing start-up activities for BIIB122/DNL151 in preparation to commence PD studies. As previously announced, two studies are planned: one in participants with PD who do not carry a LRRK2 mutation and another in PD participants with LRRK2 mutations. Biogen will lead operationalization and conduct of these studies;
•ETV:IDS
◦In February 2021, we reported three-month data from Cohort A (n=5) in a Phase 1/2 study of DNL310 in patients with Hunter syndrome. The data showed that DNL310 treatment resulted in normalization of GAG levels in cerebrospinal fluid ("CSF") and a safety and tolerability profile consistent with standard of care ERT;
◦In March 2021, we announced that the U.S. Food and Drug Administration ("FDA") granted Fast Track designation to DNL310 for the treatment of patients with Hunter syndrome;

◦In July 2021, we reported positive interim data from the Phase 1/2 study of ETV:IDS (DNL310) in patients with Hunter syndrome (MPS II). The data demonstrated durability of effect with CNS impact, improved peripheral activity after switching from standard of care, and a safety profile consistent with standard of care enzyme replacement therapy. Furthermore, initial indications of improved clinical symptoms and function, assessed as exploratory endpoints, were reported by investigators and parents in all five patients enrolled in Cohort A. We also shared data from Cohort B, which is designed to inform dose selection; exploratory biomarker data demonstrated activity of DNL310 across all dose regimens. Based on these data, we began enrolling Cohort C in the Phase 1/2 study to further investigate clinical endpoints, and we plan to initiate a pivotal Phase 2/3 study of DNL310 in the first half of 2022;
◦On February 10, 2022, we reported longer-term and additional patient data across Cohorts A and B in the ongoing Phase 1/2 clinical trial. Longer-term data in 20 patients show sustained normalization to healthy levels of CSF heparan sulfate and improvements in markers of lysosomal function consistent with durable CNS activity, now with up to one year of intravenous dosing with DNL310. Across Cohorts A (n=5) and B (n=15), all patients had normalized levels of heparan sulfate in CSF by Week 24 of treatment with DNL310, which were sustained in all 5 patients from Cohort A at Week 49. Rapid response was observed in most patients after 4 to 6 weekly intravenous doses of DNL310, including in patients on lower dose regimens of DNL310. Furthermore, the observed decline in urine and serum heparan sulfate was consistent with improved peripheral activity with DNL310. These results are consistent with robust and efficient crossing of the BBB by DNL310 and durable activity in the CNS. Furthermore, the observed decline in urine heparan and dermatan sulfate, as well as CSF dermatan sulfate, was consistent with increased peripheral and central activity with DNL310 compared to standard-of-care, respectively. Exploratory lysosomal lipid biomarker data showed further reductions with longer duration of treatment with DNL310, consistent with improved lysosomal function. Exploratory clinical outcomes data at Week 24 from Cohort A (n=5), and now including Cohort B (n=12; 3 of 15 total patients had not reached Week 24 at the time of the data cut in September 2021), suggest improved clinical symptoms and function in the majority of patients as reported by investigators and parents/caregivers. The safety profile of DNL310, which included data up to Weeks 56 and 39 from Cohorts A and B, respectively, remained consistent with standard-of-care enzyme replacement therapy. The safety profile of DNL310, which now includes data up to Weeks 56 and 39 from Cohorts A and B, respectively, remains consistent with standard-of-care enzyme replacement therapy. DNL310 was generally well tolerated with the most common treatment-emergent adverse events being infusion-related reactions ("IRRs"). IRRs occurred in 15 of 20 (75%) patients;
•eIF2B

◦In October 2021, we presented results from a Phase 1 healthy volunteer study demonstrating that DNL343 met safety and biomarker goals. The Phase 1 data supported initiation of a Phase 1b study in participants with ALS, which commenced dosing in August 2021;
•RIPK1
◦In June 2021, we announced that our collaboration partner Sanofi commenced dosing in a Phase 2 study of SAR443122/DNL758, a peripherally-restricted small molecule inhibitor of RIPK1, in patients with CLE, triggering a $15.0 million milestone which was received in July 2021;

◦In October 2021, we announced that our collaboration partner Sanofi advanced development of SAR443820/DNL788 in ALS and that the U.S. FDA granted SAR443820/DNL788 Fast Track designation for the potential treatment of ALS. Results from a Phase 1 study of SAR443820/DNL788 in healthy volunteers demonstrated robust target engagement at doses that were generally well tolerated. Sanofi plans to initiate the Phase 2 study in ALS, named HIMALAYA, in Q1 2022;
◦In January 2022, we announced that Sanofi also plans to initiate a Phase 2 trial of SAR443820/ DNL788 in multiple sclerosis, and a Phase 2 trial of SAR443122/ DNL758 in patients with ulcerative colitis;
•PTV:PGRN and ATV:TREM2
◦In January 2021, GLP toxicology studies were initiated for DNL919 (ATV:TREM2), triggering the second preclinical milestone payment under the Takeda Collaboration Agreement of $8.0 million, which was received in March 2021;
◦In November 2021 and January 2022 we announced that Takeda exercised its options, pursuant to our existing collaboration agreement to co-develop and co-commercialize DNL593 (PTV:PGRN) and DNL919 (ATV:TREM2), respectively, triggering option exercise fees of $5.0 million for each program, which were both received in December 2021;
◦On January 13, 2022, we announced that the DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. We received a formal clinical hold letter and are moving forward to address the FDA’s observations related to the preclinical toxicology assessment and to provide the information requested to initiate clinical studies, including proposed changes to the clinical trial protocol, the informed consent form, and the investigator brochure. We expect a delay of at least 3 months to our plans to begin dosing in a first-in-human clinical trial of DNL919. We intend to provide an update once a clear path forward is established;
◦In January 2022, the CTA for DNL593 was approved by the MHRA, triggering a $12.0 million milestone from Takeda which was received in February 2022. We expect to commence dosing of DNL593 in healthy volunteers in a Phase 1/2 clinical trial in Q1 2022. Pending initial clinical data from the Phase 1/2 study, we expect to begin dosing participants with FTD-GRN in the second half of 2022;
•Other
◦In January 2021, following achievement of human biomarker proof of concept with DNL310 for Hunter syndrome, we announced the addition of five new brain-penetrant ERT programs in our ETV portfolio including: (1) ETV:Gcase for Gaucher disease and Parkinson’s disease; (2) ETV:GAA for Pompe disease; (3) ETV:IDUA for MPS I; (4) ETV:NAGLU for MPS IIIB; and (5) ETV:ARSA for metachromatic leukodystrophy ("MLD"); and
◦In August 2021, we entered into a lease for approximately 65,000 square feet of laboratory, office and warehouse premises in Salt Lake City, Utah ("SLC lease"). The build-out of the Utah site to expand our clinical manufacturing capabilities for biologic therapeutics (large molecules) has been initiated. We plan to use the premises for the manufacture of materials for toxicology studies and drug substance for early human clinical studies with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials.
We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We had net losses of $290.6 million and $197.6 million for the years ended December 31, 2021 and 2019, respectively. Due to revenue recognized from our collaboration arrangement with Biogen, we had net income of $71.1 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $645.0 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Under the terms of the Takeda Collaboration Agreement, Takeda paid us a $40.0 million upfront payment, and is obligated to pay us up to an aggregate of $25.0 million with respect to each of the three programs under the Takeda Collaboration Agreement directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, of which we have earned and received $31.0 million to date. Takeda is also obligated to pay us a $5.0 million option fee for each target for which Takeda exercises its option, up to $15.0 million in total. Option fees of $10.0 million were triggered in the year ended December 31, 2021 as a result of Takeda's opt-ins on the PTV:PGRN and ATV:TREM2 programs.

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
We have recognized collaboration revenue of $29.9 million, $27.2 million and $5.9 million associated with the Takeda Collaboration Agreement in the years ended December 31, 2021, 2020 and 2019, respectively, and an offset to research and development expense for cost sharing reimbursements of $13.7 million in the year ended December 31, 2021. We recorded a receivable of $13.7 million and $8.0 million from Takeda as of December 31, 2021 and 2020, respectively. Through December 31, 2021, we have received $31.0 million in preclinical milestone payments and $10.0 million of option exercise fees from Takeda and have not recorded any product sales under the Takeda Collaboration Agreement.

Sanofi

In October 2018, we entered into the Sanofi Collaboration Agreement with Sanofi pursuant to which certain small molecule CNS and peripheral RIPK1 inhibitors contributed by Sanofi and by us will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the HSR requirements were satisfied. Under the terms of the Collaboration Agreement, Sanofi paid us a $125.0 million upfront payment. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and in Japan for three indications. Through December 31, 2021, we have received milestone payments of $25.0 million under the Sanofi Collaboration Agreement.
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

We have recognized collaboration revenue of $15.0 million, $1.1 million and $20.8 million associated with the Sanofi Collaboration Agreement in the years ended December 31, 2021, 2020 and 2019, respectively, and recorded no receivable from Sanofi, and a receivable of $44,303 on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Through December 31, 2021, we have received milestone payments of $25.0 million and have not recorded any product sales under the Sanofi Collaboration Agreement.
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

The LRRK2 Agreement

The LRRK2 Agreement includes our LRRK2 Products that penetrate the BBB, including DNL201 and BIIB122/DNL151, as well as those that do not penetrate the BBB. Based on the totality of preclinical and clinical data to date, both DNL201 and BIIB122/DNL151 (two chemically distinct LRRK2 inhibitors) have met our requirements to proceed into further late-stage clinical testing, however, BIIB122/DNL151 has been selected to proceed due to pharmacokinetic properties that provide additional dosing regimen flexibility.

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

We and Biogen are jointly developing LRRK2 Products pursuant to a clinical development plan set forth within the LRRK2 Agreement. We and Biogen will share responsibility and costs for global development of LRRK2 Products pursuant to a mutually agreed development plan and budget " LRRK2 Development Activities"), with Biogen funding 60% of such costs and us funding 40% of such costs. We have the ability to opt out of the development cost sharing arrangement, as further described below. Biogen will lead commercialization activities globally for LRRK2 Products. We will co-commercialize the LRRK2 Products with Biogen in the United States and China, provided that the profit-sharing arrangement for the LRRK2 Products is still in effect, as further described below.

We may opt out of development cost sharing worldwide and upon such election, from any further profit-sharing from the LRRK2 Program. We also have the right to opt-out of the profit-sharing arrangement for the LRRK2 Program or for only those LRRK2 Products that do not penetrate the BBB (“Peripheral LRRK2 Products”), in each of the United States and China. After such an opt out, we will no longer be obligated to share in the development and commercialization costs for, or be entitled to share in the applicable revenues from, such LRRK2 Program (or from the Peripheral LRRK2 Products) for such country, as applicable. If we choose to exercise our opt out rights, we will be entitled to receive tiered royalties on net sales of the applicable LRRK2 Program in the relevant country (or countries). The royalty rates for the applicable LRRK2 Program will be a percentage in the high teens to low twenties, but may increase to the low twenties to mid-twenties, if we have met certain co-funding thresholds or there has been a first commercial sale at the time of our election.

The ROFN and Option Agreement

In addition to the LRRK2 Program, Biogen also received an exclusive option to license two preclinical programs enabled by our TV technology platform, including our ATV:Abeta program and a second program utilizing our TV technology for an unnamed target, excluding small molecules, AAVs and oligonucleotides. Biogen’s option may be triggered up to initiation of IND-enabling studies for each program and continues for each program until a specified period of time after delivery of an option data package or 30 business days after the 5th anniversary of the effective date of the Provisional Biogen Collaboration Agreement, whichever is earlier.

Further, Biogen will have the right of first negotiation on two additional TV-enabled therapeutics within the field of Alzheimer’s disease, Parkinson’s disease, ALS or multiple sclerosis should we decide to seek a collaboration with a third party for such programs, but this does not include any of our small molecule, AAVs or oligonucleotide programs. The ROFN period continues until seven years after the effective date of the Provisional Biogen Collaboration Agreement or the date on which we have offered Biogen two ROFN Programs and for which Biogen has agreed to trigger a ROFN for such program, whichever is earlier. However, if we do not execute an agreement with a third party with respect to a particular ROFN Program offered to Biogen within a specified amount of time, then Biogen will have one additional right to exercise the ROFN again with respect to such ROFN Program.

Under the ROFN and Option Agreement, Biogen paid us a $160 million upfront payment in October 2020. With respect to the options granted by us to Biogen, if exercised, Biogen is obligated to pay to us an aggregate of up to $270 million in option exercise and development milestone payments and an aggregate of up to $325.0 million upon first commercial sale, and up to $290.0 million of net sales-based milestone payments, following the achievement of certain prespecified milestone events and if Biogen exercises both of its options. Furthermore, Biogen is obligated to pay us royalties in the mid-single digit to mid-teens percentages, depending on the program for which Biogen exercises its option and upon the achievement of certain sales thresholds.
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

In relation to the Biogen Collaboration Agreement, we have recognized related party collaboration revenue of $3.7 million and $307.4 million and a related party offset to research and development expense of $6.5 million and $9.3 million in the years ended December 31, 2021 and 2020, respectively. We have recorded cost sharing reimbursements due from Biogen of $1.2 million on the consolidated balance sheet as of December 31, 2021. Through December 31, 2021, we have not received any milestone payments from Biogen and have not recorded any product sales under the Biogen Collaboration Agreement.
F-star
In August 2016, we entered into a License and Collaboration Agreement ("F-star Collaboration Agreement") with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H ("F-star GmbH") and F-star Biotechnology Limited ("F-star Ltd") (collectively, “F-star”). The goal of the collaboration is the development of Fcabs to enhance delivery of therapeutics across the BBB into the brain. The collaboration leverages F-star’s modular antibody technology and our expertise in the development of therapies for neurodegenerative diseases. In connection with the entry into the F-star Collaboration Agreement, we also purchased an option for an upfront option fee of $0.5 million (the "buy-out-option"), to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement (the "Option Agreement").

In May 2018, we exercised such buy-out option and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which we acquired all of the outstanding shares of F-star Gamma (the “Acquisition”).

As a result of the Acquisition, F-star Gamma became our wholly-owned subsidiary and the entity's name was changed to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd by way of our assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”). We made initial exercise payments of $18.0 million in aggregate under the Purchase Agreement and the F-star Gamma License, less the net liabilities of F-star Gamma, which were approximately $0.2 million. In addition, we are required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount as of the date of acquisition of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $27.0 million in preclinical contingent payments, $50.0 million in clinical contingent payments, $120.0 million in regulatory contingent payments and $250.0 million in commercial contingent payments. The amount of the contingent payments will vary based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by us or solely by F-star Ltd. or jointly by us and F-star Ltd. In June 2019, we made a payment of $1.5 million to F-star Ltd upon the achievement of a specified preclinical milestone in our ETV:IDS program.
Under the terms of the original F-star Collaboration Agreement, we could nominate up to three Fcab targets (“Accepted Fcab Targets”) within the first three years of the date of the F-star Collaboration Agreement. Upon entering into the F-star Collaboration Agreement, we selected transferrin receptor (“TfR”) as the first Accepted Fcab Target and paid F-star Gamma an upfront fee of $5.5 million, which included selection of the first Accepted Fcab Target. In May 2018, we exercised our right to nominate two additional Fcab Targets and identified a second Accepted Fcab Target. We made a one-time payment for the two additional Accepted Fcab Targets of $6.0 million in the aggregate and extended the time period for our selection of the third Accepted Fcab Target until approximately the fourth anniversary of the date of the original F-star Collaboration Agreement, or August 2020. We did not identify a third Fcab Target.

We recognized $1.5 million of consideration as research and development expense in the year ended December 31, 2019, after which $19.8 million of total consideration was recognized, which remains unchanged through December 31, 2021. No research and development expense was recognized for consideration under the F-star Purchase Agreement in the years ended December 31, 2021. We recognized an additional $0.1 million, $1.2 million and $1.1 million of research and development expense related to the funding of F-star research costs for the years ended December 31, 2021, 2020 and 2019, respectively. In July 2021, we executed a side letter to our agreements with F-star which confirmed the completion of the research services performed by F-star Ltd that were funded by us.
Genentech

In June 2016, we entered into an Exclusive License Agreement with Genentech. The agreement gives us access to Genentech’s LRRK2 inhibitor program. As consideration to date, we have paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No amounts were recorded in the years ended December 31, 2021 or 2020. The first clinical milestone payment of $12.5 million was recorded as research and development expense during the year ended December 31, 2017.

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

Where we share costs with our collaboration partners, such as in our Biogen Collaboration Agreement and Takeda Collaboration Agreement, research and development expenses may include cost sharing reimbursements from or payments to our partner, respectively.

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
Results of Operations
Comparison of the years ended December 31, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Collaboration revenue:
Collaboration revenue from customers	48,657	335,561	(286,904)	(85)%
Other collaboration revenue	4	98	(94)	(96)
Total Collaboration revenue	48,661	335,659	(286,998)	(86)
Operating expenses:
Research and development	265,353	212,615	52,738	25
General and administrative	79,059	60,326	18,733	31
Total operating expenses	344,412	272,941	71,471	26
Income (loss) from operations	(295,751)	62,718	(358,469)	*
Interest and other income, net	4,595	9,241	(4,646)	(50)
Income (loss) before income taxes	(291,156)	71,959	(363,115)	*
Income tax benefit (expense)	575	(823)	1,398	*
Net income (loss)	$(290,581)	$71,136	$(361,717)	*	%
__________________________________________________
*Percentage is not meaningful.
Collaboration revenue. Collaboration revenue was $48.7 million for the year ended December 31, 2021 compared to $335.7 million recognized for the year ended December 31, 2020. The decrease of $287.0 million was primarily due to $307.4 million of revenue recognized under our Biogen Collaboration Agreement in the year ended December 31, 2020 compared with $3.7 million recognized in the year ended December 31, 2021. This decrease of $303.7 million was partially offset by increases in revenue recognized under our Takeda Collaboration Agreement and Sanofi Collaboration Agreement of $2.8 million and $13.9 million, respectively.
Research and development expenses. Research and development expenses were $265.3 million for the year ended December 31, 2021 compared to $212.6 million for the year ended December 31, 2020.

The following table summarizes our research and development expenses by program and category (in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
LRRK2 program external expense	$13,066	$28,928	$(15,862)	(55)%
eIF2B program external expenses	15,872	9,424	6,448	68
ETV:IDS program external expenses	31,061	16,331	14,730	90
TV platform and other program specific external expenses	38,722	18,668	20,054	*
Other external research and development expenses	30,594	26,509	4,085	15
Personnel related expenses(1)	120,382	88,997	31,385	35
Other unallocated research and development expenses	35,896	33,018	2,878	9
Cost sharing reimbursements(2)	(20,240)	(9,260)	(10,980)	*
Total research and development expenses	$265,353	$212,615	$52,738	25%
_________________________________________________
*Percentage is not meaningful.
(1)Personnel-related expenses include stock-based compensation expense of $50.0 million and $29.0 million for the years ended December 31, 2021 and 2020, respectively, reflecting an increase of $21.0 million.
(2)Cost sharing reimbursements include $6.5 million and $9.3 million from Biogen during the years ended December 31, 2021 and 2020, respectively, which relate to LRRK2 program external expenses and LRRK2 program internal expenses which are included within Personnel-related expenses, and $13.7 million from Takeda during the year ended December 31, 2021, which relates to PTV:PGRN and ATV:TREM2 program external and internal expenses, which are included within TV platform and other program external expenses, and Personnel related expenses, respectively.

The increase in research and development expenses of approximately $52.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to the following:
•an increase of $31.4 million in personnel-related expenses, consisting of a $21.0 million increase in stock-based compensation expense primarily attributable to additional equity award grants, and an $10.4 million increase in salaries and related expenses attributable to an increase in our research and development headcount;
•increases of $14.7 million and $6.4 million in ETV:IDS and eIF2B program external expenses, respectively, reflecting the progress of these programs in clinical trials during 2021;
•increases of $20.1 million and $4.1 million in TV platform and other program specific external expenses, and other (non-program specific) external research and development expenses, respectively, reflecting the progress in our TV platform PTV:PGRN and ATV:TREM2 programs as well our continued investment in developing a robust pipeline; and
•$2.9 million of increased other unallocated research and development expenses, primarily due to a $1.6 million increase in lab consumable expenses and $1.5 million of increases in general IT and infrastructure costs associated with supporting a growing workforce.
These increases were partially offset by a decrease of $15.9 million in the LRRK2 program external expenses primarily due to completion of the phase 1 and 1b trials of BIIB122/DNL151 and an $11.0 million increase in cost sharing reimbursements from collaboration partners, which are recognized as an offset to research and development expenses.
General and administrative expenses. General and administrative expenses were $79.1 million for the year ended December 31, 2021 compared to $60.3 million for the year ended December 31, 2020. The increase of $18.8 million was primarily attributable to the following:
•$16.9 million of increased personnel-related expenses, driven by higher general and administrative headcount and stock-based compensation expense associated with additional equity award grants;

•$2.9 million of increased other general costs, primarily attributable to insurance, tax and IT related expenses; and
• $0.5 million of increased facilities related expenses, including depreciation expense.
These increases were partially offset by a decrease of $1.5 million in legal and other professional services expenses due to costs incurred in 2020 associated with the execution of the Biogen Collaboration Agreement.

Interest and other income, net. Interest and other income, net was $4.6 million for the year ended December 31, 2021 compared to $9.2 million for the year ended December 31, 2020. The decrease of $4.6 million was primarily due to decreased income earned on our investments due to declining interest rates.
Comparison of the years ended December 31, 2020 and 2019
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2020 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Liquidity and Capital Resources
Sources of Liquidity

We fund our operations primarily with the proceeds from public offerings of our common stock, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

In our January 2020 follow-on offering, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of approximately $193.9 million.
Pursuant to our collaboration agreements with Takeda, Sanofi and Biogen, through December 31, 2021 we have received upfront, option and milestone payments of $81.0 million, $150.0 million, and $560.0 million, respectively. Pursuant to our collaboration agreements with Biogen and Sanofi, we have also received $14.5 million and $11.4 million of cost sharing reimbursements and reimbursements for performance of Retained Activities, respectively, through December 31, 2021.
Further, under associated stock purchase agreements with Takeda and Biogen, through December 31, 2021 we have received $110.0 million and $465.0 million, respectively, for the sale and issuance of shares of our common stock to collaboration partners.
As of December 31, 2021, we had cash, cash equivalents and marketable securities in the amount of $1.3 billion.
Future Funding Requirements and Commitments
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
We have incurred significant net losses in every year since our inception until the year ended December 31, 2021, including net losses $290.6 million and $197.6 million for the years ended December 31, 2021 and 2019, respectively. We had net income of $71.1 million for the year ended December 31, 2020, as a result of revenue recognized associated with our collaboration arrangement with Biogen. We have also experienced negative cash flow from operations in every year since our inception, excluding the years ended December 31, 2020 and 2018, in which we received significant cash inflows from collaboration partners. As of December 31, 2021, we had an accumulated deficit of $645.0 million. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the 12 months following the filing date of this Form 10-K, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.
Our existing commitments primarily relate to our obligations under existing lease agreements and the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of December 31, 2021, operating lease liabilities were $64.0 million. Under the SLC lease which has not yet commenced, we have future undiscounted lease payments totaling approximately $12.5 million. Under the DMSA with Lonza, we had total non-refundable purchase commitments of $28.3 million as of December 31, 2021, with certain amounts subject to cost sharing with Takeda. Further, in the normal course of business, we enter into various firm purchase commitments primarily related to research and development activities. We had contractual obligations under other development and manufacturing agreements of $11.5 million as of December 31, 2021, with certain amounts subject to cost sharing with Takeda. In addition, we had firm purchase commitments related to manufacturing equipment for the SLC Facility of $8.0 million and other commitments of $1.7 million as of December 31, 2021. While the lease obligations span multiple years, the vast majority of the purchase commitments with Lonza and other obligations are due within 12 months. These commitments are more fully described in Note 9, "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Our future funding requirements, including changes to and new commitments, will depend on many factors, including:

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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(211,389)	$416,152	$(151,576)
Net cash provided by (used in) investing activities	(21,626)	(623,206)	147,712
Net cash provided by financing activities	19,348	634,749	6,190
Net increase (decrease) in cash, cash equivalents and restricted cash	$(213,667)	$427,695	$2,326
Net Cash Used In Operating Activities
During the year ended December 31, 2021, cash used in operating activities was $211.4 million, which consisted of a net loss of $290.6 million, adjusted by non-cash items primarily related to stock-based compensation, net amortization of premiums on marketable securities and depreciation. Cash used in operating activities was also driven by changes in our operating assets and liabilities.

Net Cash Used In Investing Activities
During the year ended December 31, 2021, cash used in investing activities was $21.6 million, which primarily consisted of $1,422.9 million of purchases of marketable securities partially offset by $1,409.8 million in proceeds from the maturity of marketable securities.
Net Cash Provided By Financing Activities
During the year ended December 31, 2021, cash provided by financing activities was $19.3 million, which consisted entirely of the proceeds from the exercise of options to purchase common stock and issuance of shares pursuant to our employee stock purchase plan ("ESPP").
Years ended December 31, 2020 and 2019
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2020 Annual Report on Form 10-K for a discussion of the cash flows for the years ended December 31, 2020 and 2019.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. We believe that the following accounting estimates involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations.
Revenue Recognition

We recognize revenue associated with our collaboration arrangements, which may require us to exercise considerable judgment in estimating revenue to be recognized, including judgments made on day one accounting and judgments associated with the amount of revenue to be recognized over time as performance obligations are satisfied.

Significant judgment is required to apply the authoritative accounting guidance at the outset of a collaboration arrangement, and over time, as detailed below:

•Identification of performance obligations - there is judgment involved in identifying the promised goods or services in the collaboration agreement, determining whether these are distinct in the context of the contract, and determining if these represent a performance obligation to a customer. These determinations are highly subjective and can differ between arrangement based on specific contractual terms. The identified performance obligations will impact most significantly the timing of revenue recognition, and is a point-in-time assessment performed at the outset of a collaboration arrangement.

•Measurement of the transaction price - determining the transaction price includes varying levels of judgment. Where amounts are fixed and paid, such as upfront payments, estimation is not required. However, other elements of the transaction price do require estimation or assumptions by management. The calculation of a share issuance premium requires the use of a valuation model for purposes of determining the fair value of the shares for financial reporting purposes, with any resulting premium impacting the transaction price. An assumption needs to be made regarding whether future variable consideration, such as milestone payments, are constrained, which also requires management judgment. The measurement of transaction price impacts the measurement of revenue, and is performed both at the outset of a collaboration arrangement and at each reporting period. To date, we have not recognized any adjustments to revenue as a result of an adjustment to variable consideration constraint.
•Allocation of the transaction price to the performance obligations - there is significant judgment required to allocate the transaction price to performance obligations. Generally, this is done by estimating the standalone selling price of identified performance obligations, and allocating on a relative value basis. The estimate of standalone selling price includes several assumptions that cannot be observed, which may include forecasted revenue (for products not yet on the market), development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The standalone selling price of performance obligations can be very sensitive to many of these underlying assumptions, which are based on management estimates since they cannot be observed. This is a point-in-time assessment performed at the outset of a collaboration arrangement.
•Recognition of revenue when (or as) we satisfy each performance obligation - determining the timing of revenue recognition includes varying levels of judgment. For revenue types recognized at a point in time, such as functional IP, there can be some judgment as to when the performance obligation has been satisfied. For revenue recognized over time, this is often based on an underlying measure deemed to approximate the progress towards satisfaction of performance obligations. These underlying measures, such as costs incurred to date compared with total forecasted costs for a service, may include inherent estimates, which in turn can impact the timing of revenue recognition. The satisfaction of performance obligations assessment is performed at each reporting period. To date, there have been no material true ups to revenue as a result of changes in the satisfaction of performance obligations.
Research and Development Expenses
A significant portion of our research and development expenses in the statements of operations and comprehensive loss are external costs, which we track on a program-specific basis once a program has commenced a late-stage IND-enabling study. These research and development expenses include the conduct of preclinical studies and clinical trials, contract manufacturing activities and consulting services. The measurement of these research and development expenses can impact the measurement of research and development expenses in the statements of operations and comprehensive loss, and of prepaid assets and accrued liabilities on the balance sheet.
The level of judgment required to estimate research and development expenses varies based on the nature of the services being performed and the underlying support obtained. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, incomplete or inaccurate data from vendors could impact our understanding of the status and timing of services performed which could result in us reporting expenses that are too high or too low in any particular period.

We do not need to make significant estimates where costs incurred are supported by invoices or reports of costs incurred are obtained from a vendor that is directly performing the underlying services, such as a consultant or contract manufacturing organization. In some cases, however, expense is recorded using an underlying assumption of the progress to completion of specific activities. For example, costs may be recognized based on the passage of time for activities that span reporting periods. If the provision of services is not linear then this assumption could impact the amount of expense recognized. For other activities, such as for certain clinical trials, expense is recorded based on information obtained from vendors as an intermediary to those performing the underlying services, such as contract research organizations. These estimates are inherently more judgmental since the quality and availability of the underlying data may vary. To date, there have been no material true ups from estimated to actual external research and development expenses. However, we expect that the level of judgment in estimating research and development expenses may increase over time as we enter later stage, more extensive, clinical trials.
Research and development expenses also include reimbursements owed or owing to a collaboration partner to satisfy cost sharing requirements. These reimbursement amounts are estimated based, in part, on data received from our collaboration partner, which may include a certain level of estimation or judgments made by that partner. They also reflect our estimates of research and development expense as discussed above. As such, a change in estimates or judgments by either our partner or us can result in a change to a reimbursement amount. To date, there have been no material true ups from estimated to actual reimbursements owed or owing.
Leases
Management exercises judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease, the type of lease in an arrangement, whether there are separate lease components, the lease consideration, and the commencement date of the lease. Further, there is significant judgment in determining the discount rate to use in estimating the lease right of use ("ROU") asset and lease liability. The discount rate is estimated using the rate implicit in the lease, if known, or alternatively is based on an estimate of our incremental borrowing rate on the date of lease commencement. A change in these assumptions could result in changes in the timing and measurement of rent expense, ROU asset and lease liability. To date, there have been no material changes to estimates relating to lease arrangements.
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
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.3 billion as of December 31, 2021, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of December 31, 2021, we had open forward foreign currency exchange contracts with notional amounts of $2.2 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at December 31, 2021 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.2 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Denali Therapeutics Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Denali Therapeutics Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for license, option and collaboration arrangements

Description of the Matter
The Company recognized total collaboration revenue of $48.7 million for the year ended December 31, 2021. As discussed in Note 1 to the consolidated financial statements, the terms of license, option and collaboration arrangements typically include payments for up-front license fees, option exercise fees, milestones, manufacturing supply and research development services, as well as royalties on net sales of licensed products. The license, option and collaboration agreements often contain multiple elements delivered to the counterparty, including but not limited to i) licenses to IP; ii) research and / or development services; iii) options to license IP in the future; and iv) participation in joint collaborative activities to develop and commercialize the partnered IP.

Auditing the Company's accounting for license, option and collaboration arrangements, such as the accounting resulting from Takeda’s exercise of its option rights to collaborate on DNL593 (PTV:PGRN) and DNL919 (ATV:TREM2) under the Takeda Option and Collaboration Agreement during 2021, is complex and requires significant auditor judgment. Significant judgment and technical complexity is required to apply the authoritative accounting literature at the outset of the arrangement, including i) determining whether the arrangement is a new contract or a modification to an existing contract; ii) identifying the underlying promised goods and / or services iii) evaluating whether the underlying promised goods and / or services are elements within the scope of Accounting Standards Codification (ASC) 808 Collaborative Arrangements or distinct performance obligations within the scope of ASC 606, Revenue from Contracts with Customers ; and iv) determining and allocating transaction price to identified performance obligations.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s process for accounting for new license, option and collaboration arrangements or modifications to existing arrangements. For example, we tested management’s controls over the i) assessment of contracts as either new contracts or modifications to existing contracts; ii) identification of promised goods and / or services within the arrangement; and iii) determination of the accounting treatment for such promised goods and / or services.

Our audit procedures included, among others, i) evaluating the Company’s assessment of the authoritative guidance applied to the arrangements; ii) inspecting the executed contracts to verify the completeness and accuracy of management’s assessment; iii) evaluating management’s interpretation of certain contract provisions when determining which promises represent distinct performance obligations; and iv) testing the allocation and recognition of transaction price to such identified performance obligations.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.

Redwood City, California
February 28, 2022

Denali Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$293,477	$507,144
Short-term marketable securities	571,930	962,553
Cost sharing reimbursements due from related party	1,226	5,674
Prepaid expenses and other current assets	30,601	20,284
Total current assets	897,234	1,495,655
Long-term marketable securities	425,449	32,699
Property and equipment, net	38,865	40,846
Operating lease right-of-use asset	30,743	32,618
Other non-current assets	11,871	2,462
Total assets	$1,404,162	$1,604,280
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,779	$1,071
Accrued expenses and other current liabilities	53,165	47,145
Related party contract liability, current	292,386	3,569
Contract liabilities, current	27,915	19,914
Total current liabilities	378,245	71,699
Related party contract liability, less current portion	1,295	293,849
Contract liabilities, less current portion	3,398	23,325
Operating lease liability, less current portion	58,554	64,175
Other non-current liabilities	379	701
Total liabilities	441,871	453,749
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 122,283,305 and 120,531,333 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,548	1,531
Additional paid-in capital	1,608,238	1,503,660
Accumulated other comprehensive loss	(2,499)	(245)
Accumulated deficit	(644,996)	(354,415)
Total stockholders’ equity	962,291	1,150,531
Total liabilities and stockholders’ equity	$1,404,162	$1,604,280

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue:
Collaboration revenue from customers(1)	$48,657	$335,561	$26,320
Other collaboration revenue	4	98	358
Total collaboration revenue	48,661	335,659	26,678
Operating expenses:
Research and development(2)	265,353	212,615	193,382
General and administrative	79,059	60,326	46,480
Total operating expenses	344,412	272,941	239,862
Income (loss) from operations	(295,751)	62,718	(213,184)
Interest and other income, net	4,595	9,241	15,219
Income (loss) before income taxes	(291,156)	71,959	(197,965)
Income tax benefit (expense)	575	(823)	351
Net income (loss)	(290,581)	71,136	(197,614)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(2,254)	(595)	999
Comprehensive income (loss)	$(292,835)	$70,541	$(196,615)
Net income (loss) per share:
Basic net income (loss) per share	$(2.39)	$0.65	$(2.07)
Diluted net income (loss) per share	$(2.39)	$0.63	$(2.07)
Weighted-average shares used in calculating:
Basic net income (loss) per share	121,524,795	108,974,137	95,608,208
Diluted net income (loss) per share	121,524,795	112,703,108	95,608,208
__________________________________________________
(1)Includes related party collaboration revenue from customer of $3,736 and $307,437 for the years ended December 31, 2021 and 2020, respectively.
(2)Includes an offset to expense from related party cost reimbursement of $6,499 and $9,260 for the years ended December 31, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	94,662,435	$1,273	$774,158	$(649)	$(227,937)	$546,845
Issuances under equity incentive plans	973,012	9	6,181	—	—	6,190
Vesting of early exercised common stock	135,424	2	90	—	—	92
Vesting of restricted stock awards and units	419,064	4	(4)	—	—	—
Stock-based compensation	—	—	38,378	—	—	38,378
Net loss	—	—	—	—	(197,614)	(197,614)
Other comprehensive income	—	—	—	999	—	999
Balance at December 31, 2019	96,189,935	$1,288	$818,803	$350	$(425,551)	$394,890
Issuance of common stock in follow-on offering, net of issuance costs of $632	9,000,000	90	193,858	—	—	193,948
Issuance of common stock in connection with the Biogen Stock Purchase Agreement	13,310,243	133	420,013	—	—	420,146
Issuances under equity incentive plans	1,722,058	17	20,638	—	—	20,655
Vesting of restricted stock units	309,097	3	(3)	—	—	—
Stock-based compensation	—	—	50,351	—	—	50,351
Net Income	—	—	—	—	71,136	71,136
Other comprehensive loss	—	—	—	(595)	—	(595)
Balance at December 31, 2020	120,531,333	$1,531	$1,503,660	$(245)	$(354,415)	$1,150,531
Issuances under equity incentive plans	1,117,636	11	19,337	—	—	19,348
Vesting of restricted stock awards	634,336	6	(6)	—	—	—
Stock-based compensation	—	—	85,247	—	—	85,247
Net loss	—	—	—	—	(290,581)	(290,581)
Other comprehensive loss	—	—	—	(2,254)	—	(2,254)
Balance at December 31, 2021	122,283,305	$1,548	$1,608,238	$(2,499)	$(644,996)	$962,291

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$(290,581)	$71,136	$(197,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,593	8,531	7,991
Stock-based compensation expense	85,247	50,351	38,378
Net amortization of premiums and (discounts) on marketable securities	8,748	55	(5,019)
Non-cash adjustment to operating lease expense	(2,984)	(2,360)	2,117
Other non-cash items	—	38	(351)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(12,865)	(10,569)	6,675
Accounts payable	3,705	(1,623)	1,033
Accruals and other current liabilities	4,732	22,106	1,500
Contract liabilities	(11,925)	(19,253)	(6,286)
Related party contract liability	(3,737)	297,418	—
Other non-current liabilities	(322)	322	—
Net cash provided by (used in) operating activities	(211,389)	416,152	(151,576)
Investing activities
Purchases of marketable securities	(1,422,938)	(1,285,468)	(369,696)
Purchases of property and equipment	(8,500)	(3,095)	(17,919)
Maturities and sales of marketable securities	1,409,812	665,357	535,327
Net cash provided by (used in) investing activities	(21,626)	(623,206)	147,712
Financing activities
Proceeds from issuance of common stock in connection with Collaboration Agreements	—	420,146	—
Proceeds from public offering of common stock, net of issuance costs	—	193,948	—
Proceeds from exercise of awards under equity incentive plans	19,348	20,655	6,190
Net cash provided by financing activities	19,348	634,749	6,190
Net increase (decrease) in cash, cash equivalents and restricted cash	(213,667)	427,695	2,326
Cash, cash equivalents and restricted cash at beginning of year	508,644	80,949	78,623
Cash, cash equivalents and restricted cash at end of year	$294,977	$508,644	$80,949
Supplemental disclosures of cash flow information
Tenant improvements provided by the landlord	$—	$—	$11,343
Property and equipment purchases accrued but not yet paid	$593	$67	$—

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
Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For the Company and its subsidiaries, the functional currency has been determined to be U.S. dollars. Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates, non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates, and transactions in foreign currencies are remeasured at average exchange rates. Foreign currency gains and losses resulting from remeasurement are recognized in interest and other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the Company had no off-balance sheet concentrations of credit risk.
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
The COVID-19 pandemic has caused increased risk and uncertainty for the Company. Credit risk associated with investments in securities may increase if any institution with which the Company has an investment is significantly impacted by the COVID-19 pandemic. As of December 31, 2021, the Company has not realized any losses on its cash deposits or investments. Further, COVID-19 may impact the timelines and progress of the Company's preclinical activities and clinical trials and may impact its ability to raise capital in the near term.
Convertible Preferred Stock
The Company is authorized to issue 40.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2021 and 2020, the Company had no shares of preferred stock issued or outstanding.
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
Level 2 – inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
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
Derivatives and Hedging Activities
The Company measures its derivative instruments at fair value, and accounts for them as either assets or liabilities included within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets. Derivatives are adjusted to fair value through interest and other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Revenue Recognition
License, Option and Collaboration Revenue
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
The terms of license, option and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front license fees; option exercise fees; development, regulatory and commercial milestone payments; payments for manufacturing supply and research and development services and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenue. The core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company may also receive reimbursement or make payments to a collaboration partner to satisfy cost sharing requirements. These payments are accounted for pursuant to ASC 808 and are recorded as an offset or increase to research and development expenses, respectively.

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

Research and Development Expenses
Research and development costs are expensed as incurred. Research and development costs consist of salaries and other personnel related expenses, including associated stock–based compensation, consulting fees, lab supplies, and facility costs, as well as fees paid to other entities that conduct certain research, development and manufacturing activities on behalf of the Company. Where the Company shares costs with collaboration partners, such as in the Biogen Collaboration Agreement and the Takeda Collaboration Agreement, research and development expenses may include cost sharing reimbursements from or payments to the collaboration partner, respectively.
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
Stock-Based Compensation
The Company’s stock-based compensation programs grant awards that have included stock options, restricted stock units, restricted stock awards, and shares issued under its employee stock purchase plan. Grants are awarded to employees, including directors, and non-employee service providers.
The Company measures compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Expense is adjusted for actual forfeitures of unvested awards as they occur. The Company calculates the fair value measurement of stock options subject solely to service-based vesting requirements using the Black-Scholes valuation model. The Company uses the fair value of its common stock to determine the fair value of restricted stock awards.
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
Recently Adopted Accounting Pronouncement
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU No. 2019-12 modifies ASC 740 to simplify several aspects of accounting for income taxes, including eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. The guidance was effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted, and is required to be adopted prospectively, with the exception of certain specific amendments, which were not applicable to the Company. The Company adopted this standard as of January 1, 2021 using a prospective approach. Adoption of the standard did not have a material impact on the Company's Consolidated Financial Statements.

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$265,294	$—	$—	$265,294
Short-term marketable securities:
U.S. government treasuries	450,436	—	—	450,436
Corporate debt securities	—	70,009	—	70,009
Commercial paper	—	51,485	—	51,485
Long-term marketable securities:
U.S. government treasuries	410,147	—	—	410,147
Corporate debt securities	—	15,302	—	15,302
Total	$1,125,877	$136,796	$—	$1,262,673
Liabilities:
Foreign currency derivative contracts	$—	$111	$—	$111
Total	$—	$111	$—	$111

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$335,284	$—	$—	$335,284
U.S. government treasuries	149,997	—	—	149,997
Short-term marketable securities:
U.S. government treasuries	878,938	—	—	878,938
U.S. government agency securities	—	25,217	—	25,217
Corporate debt securities	—	27,180	—	27,180
Commercial paper	—	31,218	—	31,218
Long-term marketable securities:
U.S. government treasuries	2,561	—	—	2,561
Corporate debt securities	—	30,138	—	30,138
Foreign currency derivative contracts	—	185	—	185
Total	$1,366,780	$113,938	$—	$1,480,718
Liabilities:
Foreign currency derivative contracts	$—	$11	$—	$11
Total	$—	$11	$—	$11

The carrying amounts of cost sharing reimbursements due from related party, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels during the years ended December 31, 2021 or 2020.

3.    Marketable Securities
All marketable securities were considered available-for-sale at December 31, 2021 and 2020. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$450,689	$—	$(253)	$450,436
Corporate debt securities(2)	70,076	1	(68)	70,009
Commercial paper	51,485	—	—	51,485
Total short-term marketable securities	572,250	1	(321)	571,930
Long-term marketable securities:
U.S. government treasuries(3)	411,904	—	(1,757)	410,147
Corporate debt securities(4)	15,373	—	(71)	15,302
Total long-term marketable securities	427,277	—	(1,828)	425,449
Total	$999,527	$1	$(2,149)	$997,379
__________________________________________________
(1)Unrealized holding losses on 19 securities with an aggregate fair value of $450.4 million.
(2)Unrealized holding losses on 16 securities with an aggregate fair value of $68.5 million.
(3)Unrealized holding loss on 16 securities with an aggregate fair value of $410.1 million.
(4)Unrealized holding loss on 6 securities with an aggregate fair value of $15.3 million.

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

As of December 31, 2021 and 2020, many of the Company’s marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of December 31, 2021 and 2020. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, the majority of securities in an unrealized loss position are U.S. government securities. The remainder of these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions. All of these marketable securities have been in a loss position for less than twelve months or the loss is not material.
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

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of December 31, 2021 and 2020 (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	7	800	Jan 2022 - Jun 2022
British Pounds	6	900	Jan 2022 - Jun 2022
Total at December 31, 2021	13
Euros	26	3,855	Jan 2021 - Nov 2021
British Pounds	21	2,658	Jan 2021 - Nov 2021
Total at December 31, 2020	47
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

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and the Company changed the entity’s name to Denali BBB Holding Limited. In addition, the Company became a direct licensee of certain intellectual property of F-star Ltd by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”). The Company made initial exercise payments under the Purchase Agreement and the F-star Gamma License, in the aggregate, of $17.8 million. In addition, the Company is required to make future contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount as of the date of acquisition of $447.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $27.0 million in preclinical contingent payments, $50.0 million in clinical contingent payments, $120.0 million in regulatory contingent payments and $250.0 million in commercial contingent payments. The amount of the contingent payments will vary based on whether F-star delivers an Fcab (constant Fc-domains with antigen-binding activity) that meets pre-defined criteria and whether the Fcab has been identified solely by the Company or solely by F-star or jointly by the Company and F-star.

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. As the transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration on the acquisition date. To date, the Company has paid consideration of $19.8 million in the aggregate, consisting of up-front and contingent consideration, all of which was recorded as research and development expense as incurred. The Company recognized $1.5 million of contingent consideration as research and development expense for the year ended December 31, 2019. There was no contingent consideration recognized for the years ended December 31, 2021 and 2020. Any future contingent consideration is expected to be recognized as incurred in research and development expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Under the F-star Collaboration Agreement, the Company was responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. In July 2021, a side letter was executed to the Company's agreements with F-star, which confirmed the completion of the research services performed by F-star Ltd that were funded by the Company. The Company recognized $0.1 million, $1.2 million, and $1.1 million in research and development expense related to the funding of F-star Ltd activities under development plans during the years ended December 31, 2021, 2020, and 2019, respectively.

6.    Collaboration Agreements
Biogen
On August 5, 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) pursuant to which the Company granted Biogen a license to co-develop and co-commercialize Denali’s small molecule LRRK2 inhibitor program (the “LRRK2 Program”), an option in respect of each of (i) the Company’s amyloid beta program utilizing the Company's Transport Vehicle ("TV") technology platform to cross the blood-brain barrier ("BBB") and (ii) one other unnamed program also utilizing the Company's TV technology platform (the “Option Programs”), and a right of first negotiation with respect to two additional unnamed programs for indications within Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis ("ALS") or multiple sclerosis utilizing the Company's TV technology platform (the “ROFN Programs”) should the Company decide to seek a collaboration with a third party for such programs. The Provisional Biogen Collaboration Agreement was a binding agreement, which became effective on the closing of the Common Stock Purchase Agreement ("SPA"), as described further below. The Provisional Biogen Collaboration Agreement expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). Biogen made an upfront payment of $560.0 million upon execution of the Biogen Collaboration Agreement in October 2020.
LRRK2 Agreement
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

Stock Purchase Agreement
In connection with the Provisional Biogen Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with BIMA on August 5, 2020, pursuant to which the Company agreed to issue and sell, and BIMA agreed to purchase, 13,310,243 shares of the Company’s common stock (the “Shares”) for an aggregate purchase price of $465.0 million pursuant to the terms and conditions thereof. Since the shares of common stock owned by Biogen as of December 31, 2021 represent more than 10% of the voting interest of the Company, Biogen is considered a related party as defined in ASC 850. Management determined that it was appropriate to account for the Provisional Biogen Collaboration Agreement and the SPA as one arrangement because they were entered into at the same time with interrelated financial terms.
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
ROFN and Option Agreement
Under this agreement, Biogen received an exclusive option to license two preclinical programs enabled by the Company's TV technology platform, which platform aims to improve brain uptake of biotherapeutics, including its Antibody Transport Vehicle ("ATV"): Abeta program ("ATV-enabled anti-amyloid beta program") and a second program utilizing the Company's TV technology for an unnamed target ("TV program"), excluding small molecules, Adeno-associated viruses ("AAV") and oligonucleotides. Biogen’s option may be exercised up to initiation of investigational new drug ("IND")-enabling studies for each program and continues for each program until a specified period of time after delivery of an option data package, or thirty business days after the 5th anniversary of the effective date of the Provisional Biogen Collaboration Agreement, whichever is earlier.
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
Under the ROFN and Option Agreement, with respect to the options granted by the Company to Biogen, if exercised, Biogen is obligated to pay to the Company an aggregate of up to $270.0 million in option exercise and development milestone payments, up to $325.0 million upon first commercial sale, and up to $290.0 million of net sales-based milestone payments, following the achievement of certain prespecified milestone events and if Biogen exercises both of its options. Furthermore, Biogen is obligated to pay to the Company royalties in the mid-single digit to mid-teens percentages, depending on the program for which Biogen exercises its option and upon the achievement of certain sales thresholds.
The Biogen Collaboration Agreement was considered a contract modification to the Provisional Biogen Collaboration Agreement and was accounted for as a termination of the provisional agreement and commencement of a new contract.

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

The transaction price at inception included fixed consideration consisting of the upfront fee of $560.0 million and the $44.9 million premium on the sale of common stock. All potential future milestones and other payments were considered constrained at the inception of the Biogen Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception of the Biogen Collaboration Agreement through December 31, 2021, there was no change to the transaction price.

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

A related party contract liability of $293.7 million was recorded on the Consolidated Balance Sheet as of December 31, 2021. Approximately $288.9 million of this contract liability relates to the revenue allocated to the material right for an option under the ROFN and Option Agreement which is being deferred until resolution of the option which is expected to be within one year of the balance sheet date, and $4.8 million of this contract liability relates to the portion of the Option Research Services performance obligation yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be more than one year. The Company recorded $6.5 million and $9.3 million of cost sharing reimbursements for interim LRRK2 development activities and LRRK2 Development Activities as an offset to research and development expenses in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2021 and 2020, respectively, of which $1.2 million and $5.7 million was recorded as cost sharing reimbursements due from related party on the Consolidated Balance Sheet as of December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the Company had not achieved any milestones or recorded any product sales under the Biogen Collaboration Agreement.
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

The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. The transaction price increased by $15.0 million and $10.0 million for the years ended December 31, 2021 and 2019, respectively, related to clinical milestones received, and by $1.0 million and a further $10.4 million, for the years ended December 31, 2020 and 2019, respectively, related to costs incurred for Retained Activities that were no longer constrained.

The respective standalone value for each of the performance obligations was determined by applying the SSP method and the transaction price allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery or the provision of services.

The Company used an adjusted market assessment approach to estimate the selling price for the program licenses, and an expected cost plus margin approach for estimating the Alzheimer’s Disease Services and the Retained Activities. The program licenses and existing know-how were delivered on the effective date of the Sanofi Collaboration Agreement. The Alzheimer’s Disease Services and the Retained Activities were expected to be delivered over time as the services are performed. For the Alzheimer's Disease Services, revenue is being recognized over time using the input method, based on costs incurred to perform the services, since the level of costs incurred over time is thought to best reflect the transfer of services to Sanofi. For the Retained Activities, revenue was recognized over time using the output method, based on amounts invoiced to Sanofi, since this is believed to directly correlate to the value of the services performed.

A contract liability of $3.4 million was recorded on the Consolidated Balance Sheets as of each of December 31, 2021 and 2020. This contract liability relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded no receivable, and a receivable of $44,303 associated with the Sanofi Collaboration Agreement on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.
In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.

Through December 31, 2021, the Company has earned milestone payments of $25.0 million, including a $15.0 million milestone triggered in June 2021 upon first patient in a Phase 2 study of SAR443122/DNL758 in patients with cutaneous lupus erythematosus, which the Company received in July 2021. The Company has not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by the Company's BBB delivery technology and intended for the treatment of neurodegenerative disorders. The programs were the Company’s ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. Takeda may pay up to an aggregate of $25.0 million with respect to each of the three programs directed to a target and based upon the achievement of certain preclinical milestone events, up to $75.0 million in total, $5.0 million of which was paid upon the Takeda Collaboration Agreement becoming effective. In February 2019, the agreement was amended to replace the ATV:BACE1/Tau program with the ATV:Tau program. The amendment did not have a material impact to the consolidated financial statements.

Under the Takeda Collaboration Agreement and unless otherwise agreed jointly between both parties, the Company is responsible, at its cost, for conducting activities relating to pre-IND development of biologic products directed to the three identified targets and enabled by its BBB delivery technology targeting TfR during the applicable research period. The period through which the option can be exercised continues for each target until the first biologic product directed to the relevant target is IND-ready or approximately five years after selection of the target, whichever is earlier.

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

Subsequent to Takeda exercising its option for a particular target, the Company and Takeda will share equally in the development and commercialization costs, and, if applicable, the profits, for each collaboration program.
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

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue is being recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the years ended December 31, 2021 and 2020.

A contract liability of $27.9 million and $39.8 million was recorded on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. The contract liability as of December 31, 2021 relates to the remaining Tau program services, with such amounts to be recognized within twelve months.
In December 2020 GLP toxicology studies were initiated for DNL593 (PTV:PGRN) triggering an $8.0 million milestone which was recorded as a receivable as of December 31, 2020 and received in January 2021. In November 2021, Takeda exercised its option for DNL593 under the Takeda Collaboration Agreement, triggering the $5.0 million option fee, which was received in December 2021, at which point the opt in became effective. In January 2022, a clinical trial application for DNL593 was approved by the Medicines and Healthcare products Regulatory Agency in the UK, triggering a $12.0 million milestone from Takeda which was received in February 2022.
In January 2021, GLP toxicology studies were initiated for DNL919 (ATV:TREM2) triggering an $8.0 million milestone which was received in March 2021. In December 2021, Takeda exercised its option for DNL919 under the Takeda Collaboration Agreement, triggering the $5.0 million option fee, which was received in December 2021, at which point the opt in became effective.

Through December 31, 2021, the Company has received $31.0 million in preclinical milestone payments from Takeda which are included in the transaction price described above, and has not recorded any product sales under the Takeda Collaboration Agreement.

PTV:PGRN and ATV:TREM2 Collaboration Agreements

Management determined that the opt-in by Takeda on the PTV:PGRN and ATV:TREM2 programs represent two new contracts with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement" and the "ATV:TREM2 Collaboration Agreement"), both effective in December 2021 upon payment of the respective option fees. For each contract, the Company identified a single performance obligation under ASC 606, and initially one unit of account under ASC 808 associated with each of the PTV:PGRN and ATV:TREM2 Collaboration Agreements. The performance obligation is the delivery of a co-exclusive license under the intellectual property the Company controls related to the PTV:PGRN or ATV:TREM2 program ("PTV:PGRN Technology License" or "ATV;TREM2 Technology License"), and the unit of account is the obligation to share in responsibility and costs for global development of PTV:PGRN or ATV:TREM2 Products pursuant to a mutually agreed development plan and budget ("PTV:PGRN Development Activities" or "ATV:TREM2 Development Activities"), which both include JSC involvement. The PTV:PGRN Development Activities and JSC participation, and the ATV:TREM2 Development Activities and JSC participation are each considered to be single units of account since the activities are highly interrelated with the JSC involvement and these are not distinct in the context of the contract.
The Company believes that the PTV:PGRN and ATV:TREM2 Collaboration Agreements are both collaboration arrangements as defined in ASC 808, Collaborative Arrangements. The Company also believes that Takeda meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for the PTV:PGRN Technology License and the ATV:TREM2 Technology License performance obligations delivered in these collaboration agreements, respectively. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for the PTV:PGRN Development Activities and ATV:TREM2 Development Activities units of account, and determined that the guidance in ASC 730, Research and Development should be applied.
The transaction price for each contract at inception includes fixed consideration consisting of the option fee of $5.0 million. All potential future milestones and other payments were considered constrained at the inception of the PTV:PGRN and the ATV:TREM2 Collaboration Agreements since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception of the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement through December 31, 2021, there was no change to the transaction price in either agreement.
The entire transaction price was allocated to the underlying Technology License in each Collaboration Agreement, which was delivered on or around the effective date of the respective Collaboration Agreement, with the revenue allocated to this performance obligation recognized during the year ended December 31, 2021. The Development Activities cost sharing reimbursements or expenses will be recognized over time as earned or incurred, since this is believed to directly correlate to the value of the services performed. The Company recorded $7.7 million and $6.0 million of cost sharing reimbursements for PTV:PGRN and ATV:TREM2 Development Activities, respectively, as an offset to research and development expenses in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2021, the entirety of which is also recorded as a receivable on the Consolidated Balance Sheet as of December 31, 2021.
In assessing the Takeda Collaboration Agreement and the PTV:PGRN and the ATV:TREM2 Collaboration Agreements, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining whether opt-in resulted in a modification to an existing contract or a new contract, in determining the separate performance obligations in the research period and estimating variable consideration.

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Takeda Collaboration Agreement:
Takeda Collaboration Agreement Services(1)	$19,921	$27,155	$5,926
PTV:PGRN Collaboration Agreement	5,000	—	—
ATV:TREM2 Collaboration Agreement	5,000	—	—
Total Takeda Collaboration Revenue	29,921	27,155	5,926
Sanofi Collaboration Agreement:
Peripheral Program License	15,000	—	10,000
Alzheimer's Disease Services(2)	4	98	358
Retained Activities	—	969	10,394
Total Sanofi Collaboration Revenue	15,004	1,067	20,752
Biogen Collaboration Agreement:
LRRK2 Program License	—	306,545	—
Option Research Services(3)	3,736	892	—
Total Biogen Collaboration Revenue	3,736	307,437	—
Total Collaboration Revenue	$48,661	$335,659	$26,678
_________________________________________________
(1)$15.9 million and $19.6 million of revenue for the year ended December 31, 2021 and 2020 was included in the contract liability balance at the beginning of the year. All of the revenue recognized in the year ended December 31, 2019 was included in the contract liability balance at the beginning of the year.
(2)Revenue for the years ended December 31, 2021, 2020 and 2019 represent amounts that were included in the contract liability balance at the beginning of the respective year.
(3)Revenue for the year ended December 31, 2021 represents amounts that were included in the contract liability balance at the beginning of the year.
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

To date, the Company has paid Genentech $12.5 million in the aggregate, including an upfront fee, a technology transfer fee and a clinical milestone payment, all of which was recorded as research and development expense as incurred. No expenses were recorded in the years ended December 31, 2021, 2020 or 2019.
8.    Balance Sheet Components
Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2021	2020
Manufacturing and laboratory equipment	$30,114	$24,216
Leasehold improvements	35,235	34,738
Computers equipment and purchased software	1,337	1,254
Furniture and fixtures	1,523	1,440
Total property and equipment	68,209	61,648
Less: accumulated depreciation	(29,344)	(20,802)
Total property and equipment, net	$38,865	$40,846
Depreciation expense was $8.6 million, $8.5 million and $8.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	As of December 31,
	2021	2020
Accrued compensation	$19,013	$20,503
Accrued clinical costs and other research & development costs	15,887	11,775
Accrued manufacturing costs	9,955	7,140
Other accrued costs and current liabilities	2,857	3,037
Operating lease liability, current	5,453	4,690
Total accrued expenses and other current liabilities	$53,165	$47,145

9.    Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its headquarters in South San Francisco (the "Headquarters Lease"), a 148,020 rentable square feet building in South San Francisco, California (the "Headquarters"). The Headquarters Lease has a contractual term of ten years from the legal commencement date, which was April 1, 2019 when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company was deemed to have obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term. The Company determined that this renewal was not reasonably certain at lease inception.
The Headquarters Lease provides for monthly base rent amounts escalating over the term of the lease. In addition, the Headquarters Lease provided a tenant improvement allowance ("TIA") of up to $25.9 million, which was fully utilized, of which $4.4 million will be repaid to the landlord in the form of additional monthly rent. This is recorded as leasehold improvement assets and an offset to the lease ROU asset on the Consolidated Balance Sheets. The Company is also required to pay the operating expenses for the Headquarters, such as taxes and insurance, which are treated as variable lease payments.

In August 2021, the Company entered into an operating lease for approximately 65,000 square feet of laboratory, office and warehouse premises ("SLC Premises") in Salt Lake City, Utah (“SLC Lease”), with a contractual term of approximately 8.4 years which will commence upon completion of certain improvements by the landlord and the Company, and future undiscounted lease payments totaling approximately $12.5 million. For accounting purposes, the lease had not yet commenced as of December 31, 2021 since the landlord was completing initial build-out activities and had not yet made the underlying asset available for use by the Company, and as such, no lease liability or ROU asset is recorded on the consolidated balance sheet as of December 31, 2021, and no operating lease expense has been recorded for the year ended December 31, 2021.

Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease and for the Headquarters Lease, the discount rate used to determine the measurement of the lease liability. The discount rate of our Headquarters Lease is an approximation of the Company's incremental borrowing rate at lease commencement and is dependent upon the term and economics of the agreement. To estimate the incremental borrowing rate, management considered observable debt yields of comparable market instruments, as well as benchmarks within the Headquarters Lease agreement that may be indicative of the rate implicit in the lease.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost (1)	$11,223	$11,126	$10,194
Cash paid for amounts included in measurement of lease liability	$10,336	$9,737	$5,421

	As of December 31, 2021
	2021	2020	2019
Weighted average remaining lease term	7.3 years	8.3 years	9.3 years
Weighted average discount rate	9%	9%	9%
__________________________________________________
(1)Including variable and short-term lease costs
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liability recorded in the Consolidated Balance Sheet as of December 31, 2021 (in thousands):

Year Ended December 31:
2022	$10,702
2023	11,053
2024	11,417
2025	11,793
2026	12,182
Thereafter	29,966
Total undiscounted lease payments	87,113
Present value adjustment	(23,106)
Net operating lease liabilities	$64,007
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its Headquarters. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses, such as taxes and insurance for the Headquarters to the sublessee, which are treated as variable sublease income. Total sublease income, including rent and variable sublease cost reimbursements, was $3.8 million, $3.6 million and $2.6 million for the year ended December 31, 2021, 2020 and 2019, respectively.
The following table details the future undiscounted cash inflows relating to the Company's Sublease Agreement as of December 31, 2021 (in thousands):

Year Ended December 31:
2022	$3,009
2023	3,096
2024	876
2025 and thereafter	—
Total undiscounted sublease receipts	$6,981

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
As of December 31, 2021 and 2020, the Company had open purchase orders for biological product development and manufacturing costs totaling $35.8 million and $33.0 million, respectively, of which certain amounts are subject to cost sharing with Takeda. The activities under these purchase orders are expected to be completed by February 2028. As of December 31, 2021 and 2020, the Company had total non-cancellable purchase commitments of $28.3 million and $27.1 million, respectively, under the DMSA.
During the years ended December 31, 2021, 2020 and 2019, the Company incurred costs of $17.4 million, $10.8 million, and $12.7 million, respectively, and made payments of $14.9 million, $7.3 million, and $12.5 million respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under development and manufacturing agreements other than the DMSA of $11.5 million and $3.8 million, as of December 31, 2021 and 2020, respectively, with certain amounts subject to cost sharing with Takeda. Further, the Company had other commitments of $1.7 million and $1.0 million as of December 31, 2021 and 2020, respectively, and a purchase commitment related to manufacturing equipment for the SLC Facility of $8.0 million as of December 31, 2021.
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
On September 10, 2020, the Company and all Directors were named in a shareholder derivative action filed in the Delaware Court of Chancery ("the Court") challenging the compensation paid to the Company's Directors since the IPO in December 2017.

On January 13, 2021, the parties to the derivative action entered into a settlement agreement, the terms of which were disclosed via Form 8-K filed on February 5, 2021. The settlement agreement was approved by the Court on April 16, 2021. Amounts paid by the Company pursuant to the settlement agreement were determined to not be material.
10.    Stock-Based Awards
Equity Incentive Plans
The Company's equity incentive plans, the 2017 Equity Incentive Plan (the “2017 Plan”), and previously, the 2015 Stock Incentive Plan (the “2015 Plan”) reserve shares of common stock for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders.
Awards granted under the 2017 Plan and 2015 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value of the Company's common stock on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms.
Upon adoption of the 2017 Plan, no new awards or grants are permitted under the 2015 Plan, and the approximately 0.2 million shares that were then unissued and available for future award under the 2015 Plan became available under the 2017 Plan. The 2015 Plan will continue to govern restricted stock awards and option awards previously granted thereunder.
The 2017 Plan provides that the number of shares reserved and available for issuance under the 2017 Plan will automatically increase each January 1, beginning on January 1, 2019, by the lesser of (i) 10.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2021, common stock available for issuance under the 2017 Plan was increased by approximately 6.0 million shares as a result of this automatic increase provision. As of December 31, 2021 and 2020, there were approximately 7.0 million and 3.7 million common shares available for the Company to grant under the 2017 Plan, respectively.
Stock Option Activity
The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	12,959,926	$16.31	7.37	$874,026
Options granted	2,037,717	72.11
Options exercised	(1,021,123)	14.86
Options forfeited	(290,134)	35.35
Balance at December 31, 2021	13,686,386	$24.33	6.76	$333,011
Options vested and expected to vest at December 31, 2021	11,950,691	$27.76	7.21	$256,779
Options exercisable at December 31, 2021	8,237,187	$15.78	6.21	$238,436

Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $47.9 million, $43.8 million, and $13.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020, and 2019 the weighted-average grant-date fair value of the options vested was $11.83, $11.51, and $10.09 per share, respectively. The weighted-average grant date fair value of all options granted during the years ended December 31, 2021, 2020 and 2019 was $41.30, $15.67, and $11.86 per share, respectively.
Stock Options Granted to Employees with Service-Based Vesting
The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model, which requires various assumptions, including the fair value of the Company’s common stock, expected term, expected dividend yield, expected volatility, and the risk-free interest rate. The fair value of the Company’s common stock is based on the current market price, unless an adjustment is determined to be required, through discussion with senior management, due to material non-public information know by the Company at the time of grant. The expected volatility of the Company’s stock options is estimated using a combination of average historical stock price volatility of the Company's stock and that of comparable public companies within the biotechnology and pharmaceutical industry that are deemed to be representative of future stock price trends, since the Company does not have sufficient trading history to rely solely on the volatility of its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Management considers whether the Company is in possession of material non-public information at the time of grants when estimating volatility. The expected term of stock options represents the period that the Company’s stock-options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The risk-free interest rate is based on the implied yield currently available on U.S. treasury notes with terms approximately equal to the expected life of the option. The expected dividend rate is zero as the Company currently has no history or expectation of declaring cash dividends on the Company’s common stock. Management considers whether the company is in possession of material non-public information at the time of grants when making certain estimates, including volatility and the fair value of the Company's common stock.
The following assumptions were used in estimating the fair value of grants during the:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	61.0% - 63.4%	65.2% - 67.1%	65.5% - 77.8%
Risk-free interest rate	0.5% - 1.3%	0.3% - 1.7%	1.5% - 2.6%
Dividend yield	—	—	—
Performance and Market Contingent Stock Options Granted to Employees
In August and November 2015, the Board of Directors granted approximately 1.6 million and 0.1 million shares of performance- and market- contingent awards to members of the senior management team, respectively. These awards have an exercise price of $0.68 per share.

These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. In the event that neither of these market triggers are achieved by the specified timelines, such awards will terminate with respect to that portion of the shares. The expense recognized associated with these performance- and market- contingent awards was $0.3 million of general and administrative expense during the year ended December 31, 2020, and $5.2 million and $0.5 million of general and administrative expense and research and development expense, respectively, for the year ended December 31, 2019. There was no expense recognized in the year ended December 31, 2021.
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
Aggregated information regarding RSUs granted under the Plan for the year ended December 31, 2021 is summarized below:

	Share Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2020	2,301,679	$27.08
Granted	1,107,759	68.30
Vested and released	(634,336)	26.43
Forfeited	(145,122)	38.54
Unvested at December 31, 2021	2,629,980	$43.97
Expected to vest – December 31, 2021	2,629,980	$43.97
The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest. The total intrinsic value of RSUs expected to vest was $117.3 million as of December 31, 2021. During the years ended December 31, 2020 and 2019 the weighted-average grant-date fair value of RSUs granted was $29.31 and $18.86, respectively. The total fair value of RSUs that vested during the years ended December 31, 2021 and 2020 was $39.8 million and $8.7 million, respectively, and of RSUs and RSAs that vested during the year ended December 31, 2019 was $8.8 million.

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$50,036	$29,002	$19,261
General and administrative	35,211	21,349	19,117
Total	$85,247	$50,351	$38,378
As of December 31, 2021, total unamortized stock-based compensation expense related to employee and non-employee awards was $190.8 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.8 years.
There was no tax benefit realized related to awards vested or exercised during the years ended December 31, 2021 and December 31, 2019. For the year ended December 31, 2020 a tax benefit of $1.0 million was realized related to awards vested or exercised during the period. There is no tax benefit on total stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 since the company has recorded a full valuation allowance on all deferred tax assets.
11.    Defined Contribution Plan
The Company sponsors a 401(k) retirement savings plan for the benefit of its employees, including Denali's named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $2.3 million, $1.9 million, and $1.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
12.    Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current:
U.S. Federal	$—	$—
U.S. State	(576)	823
Foreign	1	—
Total Current	$(575)	$823

Deferred:
U.S. Federal	$—	$—
U.S. State	—	—
Foreign	—	—
Total deferred	$—	$—

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Taxes at the U.S. statutory tax rate	21.0%	21.0%	21.0%
Effect of Tax Act	—	1.1	—
Change in valuation allowance	(28.2)	(4.0)	(24.4)
Research tax credits	4.1	(9.2)	3.5
Stock-based compensation	3.2	(7.9)	0.1
Other	0.1	0.1	(0.1)
Total provision for income taxes	0.2%	1.1%	0.1%
Deferred Income Taxes
The components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$59,285	$54,110
Tax credit carryforwards	48,058	27,411
Contract liabilities	75,281	15,344
Operating lease liability	15,040	17,179
Stock-based compensation	30,185	18,709
Accruals and other	15,385	17,767
Gross deferred tax assets	243,234	150,520
Valuation allowance	(228,586)	(133,054)
Net deferred tax assets	14,648	17,466
Deferred tax liabilities:
Property and equipment	(7,424)	(9,329)
Operating lease right-of-use asset	(7,224)	(8,137)
Net deferred tax assets	$—	$—
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a 100% valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020. There was an increase in the net valuation allowance of $95.5 million during the year ended December 31, 2021.
As of December 31, 2021, the Company has federal net operating loss (“NOL”) carryforwards of approximately $232.3 million, which are available to reduce future taxable income, and has federal R&D and orphan drug tax credits of approximately $31.7 million and $9.3 million respectively, both of which may be used to offset future tax liabilities. The federal NOL and federal tax credit carryforwards will begin to expire in 2035. The Company also has state NOL carryforwards of approximately $150.0 million, which are available to reduce future taxable income, and has state tax credits of approximately $24.3 million which may be used to offset future tax liabilities. The state NOL will begin to expire in 2035 and the state tax credit carryforwards will be carried forward indefinitely.

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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020	2019
Unrecognized tax benefits at January 1	$8,139	$5,299	$2,642
Additions for tax positions taken in a prior year	1,042	—	107
Additions for tax positions taken in the current year	4,725	3,009	2,595
Reductions for tax positions taken in the prior year	(207)	(169)	(45)
Unrecognized tax benefits at December 31	$13,699	$8,139	$5,299
If recognized, none of the unrecognized tax benefits would reduce the annual effective tax rate for the year ended December 31, 2021. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2021, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

13.    Net Income (Loss) and Net Income (Loss) Per Share
The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$(290,581)	$71,136	$(197,614)
Denominator:
Weighted average number of shares outstanding, basic	121,524,795	108,974,137	95,608,208
Dilutive effect of outstanding common stock options, ESPP shares issuable, and restricted shares	—	3,728,971	—
Weighted average number of shares outstanding, diluted	121,524,795	112,703,108	95,608,208
Net income (loss) per share, basic	$(2.39)	$0.65	$(2.07)
Net income (loss) per share, diluted	$(2.39)	$0.63	$(2.07)
Potentially dilutive securities that were not included in the diluted per share calculations for the years ended December 31, 2021, 2020, and 2019, respectively, because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2021	2020	2019
Options issued and outstanding and ESPP shares issuable	13,836,282	3,286,045	11,921,434
Restricted shares subject to future vesting	2,629,980	879,792	882,636
Total	16,466,262	4,165,837	12,804,070

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Denali Therapeutics Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Denali Therapeutics Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Denali Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Redwood City, California
February 28, 2022

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2021, and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated May 8, 2015, as amended on June 4, 2015, July 22, 2015 and June 22, 2016.	S-1	333-221522	4.1	11/13/2017
4.2	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-221522	4.2	11/27/2017
4.3	Description of the Registrant’s Common Stock.	—	—	—	Filed herewith
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-221522	10.1	11/27/2017
10.2+	2015 Stock Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-221522	10.2	11/13/2017
10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-221522	10.3	11/27/2017
10.4+	2017 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-221522	10.4	12/7/2017
10.5+	Offer Letter between the Registrant and Ryan J. Watts, Ph.D., dated November 10, 2017.	S-1	333-221522	10.5	11/13/2017
10.6+	Offer Letter between the Registrant and Alexander O. Schuth, M.D., dated November 10, 2017.	S-1	333-221522	10.6	11/13/2017
10.7+	Offer Letter between the Registrant and Steve E. Krognes, dated November 10, 2017.	S-1	333-221522	10.7	11/13/2017
10.8+	Offer Letter between the Registrant and Carole Ho, M.D., dated November 10, 2017.	S-1	333-221522	10.8	11/13/2017
10.9	Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated September 24, 2015.	S-1	333-221522	10.9	11/13/2017
10.10Ü	Exclusive License Agreement between the Registrant and Genentech, Inc., dated June 17, 2016.	S-1	333-221522	10.10	11/13/2017
10.11Ü	License and Collaboration Agreement between the Registrant, F-star Gamma Limited, F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H. and F-star Biotechnology Limited, dated August 24, 2016.	S-1	333-221522	10.11	11/13/2017
10.12Ü	Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017.	S-1	333-221522	10.12	11/13/2017
10.12.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, dated January 18, 2018.	10-K	001-38311	10.12.1	3/19/2018

10.12.2#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017 and Amendment No. 2 dated January 18, 2018, dated July 2, 2018.	10-Q	001-38311	10.1	11/8/2018
10.12.3#	Amendment No. 4 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017 and Amendment No. 2 dated January 18, 2018, and Amendment No. 3 dated July 2, 2018, dated August 30, 2018.	10-Q	001-38311	10.2	11/8/2018
10.12.4#	Amendment No. 5 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, Amendment No. 2 dated January 18, 2018, Amendment No. 3 dated July 2, 2018 and Amendment No. 4 dated August 30, 2018, dated August 6, 2019.	10-K	001-38311	10.12.4	2/26/2021
10.12.5#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, Amendment No. 2 dated January 18, 2018, Amendment No. 3 dated July 2, 2018, Amendment No. 4 dated August 30, 2018 and Amendment No. 5 dated August 6, 2019, dated September 11, 2020.	10-K	001-38311	10.12.5	2/26/2021
10.12.6#	Amendment No. 6 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017, as amended by Amendment No. 1 on October 18, 2017, Amendment No. 2 dated January 18, 2018, Amendment No. 3 dated July 2, 2018, Amendment No. 4 dated August 30, 2018, Amendment No. 5 dated August 6, 2019 and Amendment No. 3 dated September 11, 2020, dated December 8, 2020.	10-K	001-38311	10.12.6	2/26/2021
10.13+	Amended and Restated Key Executive Change in Control and Severance Plan.	10-Q	001-38311	10.6	11/5/2020
10.14+	Executive Incentive Compensation Plan.	S-1	333-221522	10.14	11/13/2017
10.15+	Amended and Restated Outside Director Compensation Policy.	—	—	—	Filed herewith
10.16#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K/A	001-38311	10.16	7/13/2018
10.17	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.17	3/19/2018
10.18	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.	10-K	001-38311	10.18	3/19/2018
10.19	First Amendment to Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated May 2, 2018.	10-Q	001-38311	10.1	8/9/2018
10.20Ü	Amended and Restated Gamma IP License Agreement between the Registrant and F-star Gamma Limited, dated August 24, 2016	10-Q/A	001-38311	10.2	12/6/2018

10.21Ü	Side Letter between the Registrant and F-star Gamma Limited, dated May 21, 2018	10-Q	001-38311	10.3	8/9/2018
10.22Ü	Share Purchase Agreement between the Registrant and F-star Gamma Limited, dated May 30, 2018	10-Q/A	001-38311	10.4	12/6/2018
10.23#	Collaboration and License Agreement between registrant and Genzyme Corporation ("Sanofi"), dated October 29, 2018	10-K	001-38311	10.25	3/12/2019
10.24	Common Stock Purchase Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.1	11/5/2020
10.25#	Provisional LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.2	11/5/2020
10.26	Standstill and Stock Restriction Agreement between the Registrant and Biogen Inc., dated September 22, 2020.	10-Q	001-38311	10.3	11/5/2020
10.27#	Definitive LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated October 4, 2020.	10-Q	001-38311	10.4	11/5/2020
10.28#	Definitive Right of First Negotiation, Option and License Agreement between the Registrant and Biogen Inc., dated October 6, 2020.	10-Q	001-38311	10.5	11/5/2020
10.29#	Side Letter between the Registrant and F-star Gamma Limited, dated June 30, 2021	10-Q	001-38311	10.1	8/4/2021
21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Filed herewith

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

DENALI THERAPEUTICS INC.

Date:	February 28, 2022	By:	/s/ Ryan J. Watts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan J. Watts	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Ryan J. Watts, Ph.D.

/s/ Steve E. Krognes	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2022
Steve E. Krognes

/s/ Vicki Sato	Chairperson of our Board of Directors	February 28, 2022
Vicki Sato, Ph.D.

/s/ Marc Tessier-Lavigne	Director	February 28, 2022
Marc Tessier-Lavigne, Ph.D.

/s/ Douglas Cole	Director	February 28, 2022
Douglas Cole, M.D.

/s/ Jennifer Cook	Director	February 28, 2022
Jennifer Cook

/s/ Jay Flatley	Director	February 28, 2022
Jay Flatley

/s/ Erik Harris	Director	February 28, 2022
Erik Harris

/s/ Peter Klein	Director	February 28, 2022
Peter Klein

/s/ Robert Nelsen	Director	February 28, 2022
Robert Nelsen

/s/ David Schenkein	Director	February 28, 2022
David Schenkein, M.D.
/s/ Nancy A. Thornberry	Director	February 28, 2022
Nancy A. Thornberry