Form 10-Q
period 2022-03-31
Denali Therapeutics Inc.
filed 2022-05-05
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of April 28, 2022 was 122,948,380.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$104,953	$293,477
Short-term marketable securities	852,569	571,930
Cost sharing reimbursements due from related party	—	1,226
Prepaid expenses and other current assets	30,914	30,601
Total current assets	988,436	897,234
Long-term marketable securities	250,268	425,449
Property and equipment, net	37,679	38,865
Operating lease right-of-use asset	30,263	30,743
Other non-current assets	14,212	11,871
Total assets	$1,320,858	$1,404,162
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,358	$4,779
Cost sharing payments due to related party	2,713	—
Accrued compensation	5,844	19,013
Accrued clinical and other research & development costs	19,283	15,887
Accrued manufacturing costs	11,366	9,955
Other accrued costs and current liabilities	2,390	2,857
Operating lease liability, current	5,659	5,453
Related party contract liability, current	290,627	292,386
Contract liabilities, current	—	27,915
Total current liabilities	341,240	378,245
Related party contract liability, less current portion	828	1,295
Contract liabilities, less current portion	3,398	3,398
Operating lease liability, less current portion	57,086	58,554
Other non-current liabilities	379	379
Total liabilities	402,931	441,871
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 122,857,908 shares and 122,283,305 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,554	1,548
Additional paid-in capital	1,635,840	1,608,238
Accumulated other comprehensive loss	(9,251)	(2,499)
Accumulated deficit	(710,216)	(644,996)
Total stockholders' equity	917,927	962,291
Total liabilities and stockholders’ equity	$1,320,858	$1,404,162
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue:
Collaboration revenue from customers(1)	$42,141	$7,922
Other collaboration revenue	—	1
Total collaboration revenue	42,141	7,923
Operating expenses:
Research and development(2)	86,098	60,207
General and administrative	22,541	18,936
Total operating expenses	108,639	79,143
Loss from operations	(66,498)	(71,220)
Interest and other income, net	1,278	1,179
Net loss	(65,220)	(70,041)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(6,752)	13
Comprehensive loss	$(71,972)	$(70,028)
Net loss per share, basic and diluted	$(0.53)	$(0.58)
Weighted average number of shares outstanding, basic and diluted	122,673,935	120,884,665
__________________________________________________
(1)Includes related party collaboration revenue from a customer of $2.2 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Includes expense for cost sharing payments to a related party of $2.7 million for the three months ended March 31, 2022, and an offset to expense from related party cost sharing reimbursements of $2.5 million for the three months ended March 31, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	122,283,305	$1,548	$1,608,238	$(2,499)	$(644,996)	$962,291
Issuances under equity incentive plans	151,419	2	1,461	—	—	1,463
Vesting of restricted stock units	423,184	4	(4)	—	—	—
Stock-based compensation	—	—	26,145	—	—	26,145
Net loss	—	—	—	—	(65,220)	(65,220)
Other comprehensive loss	—	—	—	(6,752)	—	(6,752)
Balance at March 31, 2022	122,857,908	$1,554	$1,635,840	$(9,251)	$(710,216)	$917,927

Balance at December 31, 2020	120,531,333	$1,531	$1,503,660	$(245)	$(354,415)	$1,150,531
Issuances under equity incentive plans	334,634	3	3,819	—	—	3,822
Vesting of restricted stock units	281,465	3	(3)	—	—	—
Stock-based compensation	—	—	21,028	—	—	21,028
Net loss	—	—	—	—	(70,041)	(70,041)
Other comprehensive income	—	—	—	13	—	13
Balance at March 31, 2021	121,147,432	$1,537	$1,528,504	$(232)	$(424,456)	$1,105,353
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(65,220)	$(70,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,079	2,108
Stock–based compensation expense	26,145	21,028
Net amortization of premiums on marketable securities	1,627	1,161
Non-cash adjustment to operating lease expense	(783)	(691)
Other non-cash items	—	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,242	6,301
Accounts payable	1,248	623
Accruals and other current liabilities	(8,306)	(10,804)
Contract liabilities	(27,915)	969
Related party contract liability	(2,226)	(892)
Net cash used in operating activities	(72,109)	(50,240)
Investing activities
Purchases of marketable securities	(364,337)	(463,105)
Purchases of property and equipment	(4,041)	(2,800)
Maturities and sales of marketable securities	250,500	440,500
Net cash used in investing activities	(117,878)	(25,405)
Financing activities
Proceeds from exercise of awards under equity incentive plans	1,463	3,822
Net cash provided by financing activities	1,463	3,822
Net decrease in cash, cash equivalents and restricted cash	(188,524)	(71,823)
Cash, cash equivalents and restricted cash at beginning of period	294,977	508,644
Cash, cash equivalents and restricted cash at end of period	$106,453	$436,821
Supplemental disclosures of cash flow information
Property and equipment purchases accrued but not yet paid	$114	$—

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

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 28, 2022 (the "2021 Annual Report on Form 10-K"). The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the audited annual consolidated financial statements as of and for the period then ended. Certain information and footnote disclosures typically included in the Company's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards, if any, discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2022 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2021 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2021 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company had no off-balance sheet concentrations of credit risk.

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

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Further, the company is also subject to broad market risks and uncertainties resulting from recent events, such as the COVID-19 pandemic and the Russian invasion of Ukraine.

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

Derivatives and Hedging Activities
The Company measures its derivative instruments at fair value, and accounts for them as either assets or liabilities included within prepaid expenses and other current assets and other accrued costs and current liabilities, respectively, on the Condensed Consolidated Balance Sheets. Derivatives are adjusted to fair value through interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s Condensed Consolidated Balance Sheets. If the related performance obligation is expected to be satisfied within the next 12 months this will be classified in current liabilities. Amounts recognized as revenue prior to the Company having an unconditional right (other than a right that is conditioned only on the passage of time) to receipt are recorded as contract assets in the Company's Condensed Consolidated Balance Sheets. If the Company expects to have an unconditional right to receive the consideration in the next 12 months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,888	$—	$—	$53,888
U.S. government treasuries	10,013	—	—	10,013
Commercial paper	—	29,985	—	29,985
Short-term marketable securities:
U.S. government treasuries	699,296	—	—	699,296
Corporate debt securities	—	72,141	—	72,141
Commercial paper	—	81,132	—	81,132
Long-term marketable securities:
U.S. government treasuries	223,055	—	—	223,055
Corporate debt securities	—	27,213	—	27,213
Total	$986,252	$210,471	$—	$1,196,723
Liabilities:
Foreign currency derivative contracts	$—	$44	$—	$44
Total	$—	$44	$—	$44

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$265,294	$—	$—	$265,294
Short-term marketable securities:
U.S. government treasuries	450,436	—	—	450,436
Corporate debt securities	—	70,009	—	70,009
Commercial paper	—	51,485	—	51,485
Long-term marketable securities:
U.S. government treasuries	410,147	—	—	410,147
Corporate debt securities	—	15,302	—	15,302
Total	$1,125,877	$136,796	$—	$1,262,673
Liabilities:
Foreign currency derivative contracts	$—	$111	$—	$111
Total	$—	$111	$—	$111
The carrying amounts of prepaid expenses and other current assets, accounts payable, cost sharing payments due to or from a related party and accrued liabilities approximate their fair values due to their short-term maturities.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels.

3.    Marketable Securities
All marketable securities were considered available-for-sale at March 31, 2022 and December 31, 2021. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$703,031	$—	$(3,735)	$699,296
Corporate debt securities(2)	72,422	—	(281)	72,141
Commercial paper	81,132	—	—	81,132
Total short-term marketable securities	856,585	—	(4,016)	852,569
Long-term marketable securities:
U.S. government treasuries(3)	227,708	—	(4,653)	223,055
Corporate debt securities(4)	27,443	—	(230)	27,213
Total long-term marketable securities	255,151	—	(4,883)	250,268
Total	$1,111,736	$—	$(8,899)	$1,102,837
__________________________________________________
(1)Unrealized holding losses on 43 securities with an aggregate fair value of $699.3 million.
(2)Unrealized holding losses on 19 securities with an aggregate fair value of $68.6 million.
(3)Unrealized holding losses on 18 securities with an aggregate fair value of $223.1 million.
(4)Unrealized holding losses on 5 securities with an aggregate fair value of $27.2 million.

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
(3)Unrealized holding losses on 16 securities with an aggregate fair value of $410.1 million.
(4)Unrealized holding losses on 6 security with an aggregate fair value of $15.3 million.

As of March 31, 2022 and December 31, 2021, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of March 31, 2022 or December 31, 2021. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than 12 months or the loss is not material.

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
The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of March 31, 2022 and December 31, 2021, respectively (notional amounts in thousands):

Foreign Exchange Contracts	Number of Contracts	Aggregate Notional(1) Amount in Foreign Currency	Maturity
Euros	3	150	Apr 2022 - Jun 2022
British Pounds	3	300	Apr 2022 - Jun 2022
Total at March 31, 2022	6
Euros	7	800	Jan 2022 - Jun 2022
British Pounds	6	900	Jan 2022 - Jun 2022
Total at December 31, 2021	13
_________________________________________________
(1) The notional amount represents the net amount of foreign currency that will be received upon maturity of the forward contracts.
5.    Collaboration Agreements
Biogen

In August 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), which expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). The details of the Provisional Biogen Collaboration Agreement and the Biogen Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 6, Collaboration Agreements, to the consolidated financial statements in the 2021 Annual Report on Form 10-K. During the first quarter of 2022, there were no changes to the terms of the Company’s collaboration agreement with Biogen, and no change in the transaction price for the Biogen Collaboration Agreement has been recorded during the three months ended March 31, 2022.

A related party contract liability of $291.5 million and $293.7 million was recorded on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. Approximately $288.9 million of the March 31, 2022 contract liability relates to the revenue allocated to the material right for an option under the ROFN and Option Agreement which is being deferred until resolution of the option, which is expected to be within one year of the balance sheet date, and $2.6 million of this contract liability relates to the portion of the Option Research Services performance obligation yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be more than one year. Expenses for cost sharing payments for LRRK2 Development Activities of $2.7 million were recorded as research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2022, with the same amount recorded as cost sharing payments due to related party on the Condensed Consolidated Balance Sheets as of March 31, 2022. The Company recorded $2.5 million of cost sharing reimbursements for LRRK2 Development Activities as an offset to research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2021, and $1.2 million was recorded as cost sharing reimbursements due from related party on the Condensed Consolidated Balance Sheets as of December 31, 2021.

As of March 31, 2022, the Company had not achieved any milestones or recorded any product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 6, Collaboration Agreements, to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. During the first quarter of 2022, there were no changes to the terms of the Company’s collaboration agreement with Sanofi, and the transaction price of the Sanofi Collaboration Agreement did not change during the three months ended March 31, 2022 or 2021.

A contract liability of $3.4 million was recorded on the Condensed Consolidated Balance Sheets as of both March 31, 2022 and December 31, 2021. This contract liability relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded no receivable associated with the Sanofi Collaboration Agreement on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. In April 2022, Sanofi commenced dosing in a Phase 2 study of SAR3820/DNL788 in patients with ALS, triggering a $40.0 million milestone which is due in May 2022.

As of March 31, 2022, the Company had earned milestone payments of $25.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda
Takeda Collaboration Agreement

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"). The details of the Takeda Collaboration Agreement are further described in Note 6, Collaboration Agreements, to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. In March 2022, Takeda and the Company agreed to terminate activity on the ATV:Tau program over which Takeda had an option to develop and commercialize jointly with the Company. As a result of this decision, total preclinical milestone payments that Takeda may owe was reduced to $55.0 million, of which $43.0 million has been received as of March 31, 2022.

A contract liability of $27.9 million was recorded on the Condensed Consolidated Balance Sheets as of December 31, 2021 relating to the remaining Tau program services. As a result of the decision to terminate the ATV:Tau program, the performance obligation related to ATV:Tau was considered fully satisfied, and the contract liability was recognized in its entirety within collaboration revenue from customers in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2022.

The transaction price of the Takeda Collaboration Agreement increased by $12.0 million during the three months ended March 31, 2022, due to a preclinical milestone being unconstrained. This milestone was triggered by the January 2022 approval of the clinical trial application for TAK-594/DNL593 ("PTV:PGRN") by the Medicines and Healthcare products Regulatory Agency in the UK, and the milestone payment was received in February 2022. There was no contract liability or receivable associated with the Takeda Collaboration Agreement on the Condensed Consolidated Balance Sheets as of March 31, 2022, and no receivable as of December 31, 2021. The Company has no remaining performance obligations under the Takeda Collaboration Agreement, and accordingly the $12.0 million was recorded as collaboration revenue from customers in the three months ended March 31, 2022.

PTV:PGRN and ATV:TREM2 Collaboration Agreements
Opt-in by Takeda on the PTV:PGRN and ATV:TREM2 programs represented two new contracts with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement" and the "ATV:TREM2 Collaboration Agreement"), both effective in December 2021. The details of the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement are further described in Note 6, Collaboration Agreements, to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.
During the first quarter of 2022, there were no changes to the terms of either the PTV:PGRN Collaboration Agreement or the ATV:TREM2 Collaboration Agreement, and there was no change in the transaction price of either agreement during the three months ended March 31, 2022. Under the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement, Takeda may be obligated to pay the Company up to an aggregate of $280.0 million upon achievement of certain clinical milestone events and up to an aggregate of $200.0 million in regulatory milestone events relating to receipt of regulatory approval in the United States, certain European countries and Japan. Takeda may also be obligated to pay the Company up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $150.0 million if one biologic product from each program achieves this milestone.
The Company recorded $2.9 million and $2.1 million of cost sharing reimbursements for PTV:PGRN and ATV:TREM2 Development Activities, respectively, as an offset to research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2022, the entirety of which is also recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of March 31, 2022.

As of March 31, 2022, the Company had earned $53.0 million in preclinical milestone and option fee payments from Takeda, and had not recorded any product sales under the Takeda Collaboration Agreement.

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Takeda Collaboration Agreement:
Takeda Collaboration Agreement Services(1)	$39,916	$7,030
Total Takeda Collaboration Revenue	39,916	7,030
Sanofi Collaboration Agreement
Alzheimer's Disease Services(2)	—	1
Total Sanofi Collaboration Revenue	—	1
Biogen Collaboration Agreement
Option Research Services(2)	2,225	892
Total Biogen Collaboration Revenue	2,225	892
Total Collaboration Revenue	$42,141	$7,923
_________________________________________________
(1)$27.9 million and $5.7 million of revenue for the three months ended March 31, 2022 and March 31, 2021, respectively, was included in the contract liability balance at the beginning of the period.
(2)Revenue for the three months ended March 31, 2022 and March 31, 2021 represent amounts that were included in the contract liability balance at the beginning of the respective period.
6.     License Agreements
Genentech
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech License Agreement”). The details of the Genentech License Agreement are further described in Note 7, License Agreements, to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. No expenses were recorded associated with the Genentech License Agreement in the three months ended March 31, 2022 or 2021.
7.    Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), and in August 2021, the Company entered into an operating lease for laboratory, office and warehouse premises in Salt Lake City, Utah (“SLC Lease”). The details of both leases are further described in Note 9, Commitments and Contingencies, to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. During the first quarter of 2022, there were no changes to the terms of either lease. Further, for accounting purposes, the SLC lease has not yet commenced as the landlord has not yet made the underlying asset available for use by Denali, and as such, no lease liability or ROU asset is recorded on the Condensed Consolidated Balance Sheets as of March 31, 2022, and no operating lease expense has been recorded for the three months ended March 31, 2022.

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
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost (1)	$2,863	$2,789
Cash paid for amounts included in measurement of lease liability	$2,618	$2,536

	As of March 31,
	2022	2021
Weighted average remaining lease term	7.1 years	8.1 years
Weighted average discount rate	9%	9%
__________________________________________________
(1)Including variable and short-term lease costs
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liability recorded in the Condensed Consolidated Balance Sheet as of March 31, 2022 (in thousands):

Year Ended December 31:
2022 (nine months)	8,084
2023	11,053
2024	11,417
2025	11,793
2026	12,182
Thereafter	29,966
Total undiscounted lease payments	84,495
Present value adjustment	(21,750)
Net operating lease liabilities	$62,745
Sublease
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") for space in the corporate headquarters. The details of the Sublease Agreement are further described in Note 9, Commitments and Contingencies, to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. During the first quarter of 2022, there were no changes to the terms of the Sublease Agreement. Total sublease income, including rent and variable sublease cost reimbursements, was $1.0 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.

The following table details the future undiscounted cash inflows relating to the Sublease Agreement as of March 31, 2022 (in thousands):

Year Ended December 31:
2022 (nine months)	2,272
2023	3,096
2024	876
2025 and thereafter	—
Total undiscounted sublease receipts	$6,244
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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire on the later of September 6, 2022 or when all development and manufacturing services are completed.
As of March 31, 2022 and December 31, 2021, the Company had open purchase orders for biological product development and manufacturing costs totaling $44.6 million and $35.8 million, respectively. The activities under these purchase orders are expected to be completed by December 2025. As of March 31, 2022 and December 31, 2021, the Company had total non-cancellable purchase commitments under the DMSA of $35.2 million and $28.3 million, respectively.
During the three months ended March 31, 2022 and 2021, the Company incurred costs of $10.0 million and $5.2 million, respectively, and made payments of $8.7 million and $0.7 million, respectively, for the development and manufacturing services rendered under the DMSA.
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

8.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 10, "Stock-Based Awards" to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.
Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2021	13,686,386	$24.33
Granted	1,830,168	46.67
Exercised	(151,419)	9.66
Forfeited	(67,087)	44.04
Balance at March 31, 2022	15,298,048	$27.06
Vested and expected to vest at March 31, 2022	13,562,353	$30.43
Exercisable at March 31, 2022	9,017,879	$19.19

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.08	6.08
Volatility	65.5% - 66.1%	62.2% - 63.4%
Risk-free interest rate	1.5% - 1.8%	0.5% - 1.0%
Dividend yield	—	—

Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the three months ended March 31, 2022:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2021	2,629,980	$43.97
Granted	779,843	46.55
Vested and released	(423,184)	43.80
Forfeited	(35,140)	45.87
Unvested at March 31, 2022	2,951,499	$44.65
Expected to vest at March 31, 2022	2,951,499	$44.65
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$15,556	$12,314
General and administrative	10,589	8,714
Total	$26,145	$21,028
9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2022	2021
Options issued and outstanding and ESPP shares issuable	15,447,944	14,323,256
Restricted shares subject to future vesting	2,951,499	2,699,107
Total	18,399,443	17,022,363

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

By executing this strategy with a team of experienced and passionately dedicated scientists and drug developers, we believe we can succeed in a field that has seen limited progress over the past several decades. We have a focused yet diversified portfolio with six clinical programs and more than fifteen programs in the preclinical development stage.

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
•a second non-CNS penetrant RIPK1 inhibitor, partnered with Sanofi, to address peripheral inflammatory diseases such as cutaneous lupus erythematosus ("CLE") and ulcerative colitis ("UC"); and
•our recombinant progranulin ("PGRN") biotherapeutic enabled by our protein transport vehicle ("PTV:PGRN"), to be developed in collaboration with Takeda, to address certain types of FTD, especially FTD-GRN caused by PGRN deficiency.

The following table summarizes key information about our planned and ongoing clinical studies:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
LRRK2	BIIB122/DNL151	Ph 2b (planned)	PD	Joint with Biogen
Ph 3 (planned)
ETV:IDS	DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3 (planned)
eIF2B	DNL343	Ph 1b	ALS	Denali
RIPK1 (CNS-penetrant)	SAR443820/DNL788	Ph 2	ALS	Sanofi
		Ph 2 (planned)	MS	Sanofi
RIPK1 (Peripheral)	SAR443122/DNL758	Ph 2	CLE	Sanofi
		Ph 2 (planned)	UC	Sanofi
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda
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

Key operational and financing milestones in 2022 to date include:

•In January 2022, we announced that Sanofi plans to initiate a Phase 2 trial of SAR443820/ DNL788 in MS, and a Phase 2 trial of SAR443122/ DNL758 in patients with UC;

•In January 2022, we announced that the DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. We received a formal clinical hold letter and are moving forward to address the FDA’s observations related to the preclinical toxicology assessment and to provide the information requested to initiate clinical studies, including proposed changes to the clinical trial protocol, the informed consent form, and the investigator brochure. We expect a delay of at least 3 months to our plans to begin dosing in a first-in-human clinical trial of DNL919. We intend to provide an update in the second half of 2022 once a clear path forward is established;

•In January 2022, the clinical trial application ("CTA") for TAK-594/DNL593 (PTV:PGRN) was approved by the MHRA, triggering a $12.0 million milestone from Takeda which was received in February 2022;

•In February 2022, we presented interim data from the Phase 1/2 clinical trial of DNL310 at the WORLDSymposium™ on lysosomal diseases. Longer-term data in 20 patients with MPS II continued to show sustained normalization of CSF heparan sulfate, consistent with durable CNS activity, with up to one year of intravenous dosing with DNL310. DNL310 remained generally well tolerated with a safety profile consistent with standard-of-care enzyme replacement therapy;

•In March 2022, we announced the initiation of a Phase 1/2 Clinical Trial of TAK-594/DNL593 for Frontotemporal Dementia-Granulin (FTD-GRN). Pending initial clinical data from the Phase 1 healthy volunteer portion of the clinical trial, we expect to begin dosing individuals with FTD-GRN in the second half of 2022;

•In March 2022, we mutually agreed under the Takeda Collaboration Agreement to terminate activity on the ATV:Tau program over which Takeda had an option to develop and commercialize jointly with the Company;

•In April 2022, our collaboration partner Sanofi commenced dosing in the HIMALAYA Phase 2 study of SAR3820/DNL788 expected to enroll approximately 260 participants with ALS, triggering a $40.0 million milestone which is due in May 2022; and

•Effective May 1, 2022, Steve Krognes transitioned from his role as Chief Financial Officer to join the Company’s Board of Directors, and Alexander Schuth, M.D., former Chief Operating Officer and Secretary of the Company, added the Chief Financial Officer role to his responsibilities, becoming Denali’s Chief Operating and Financial Officer.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $65.2 million and $70.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $710.2 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
Components of Operating Results
Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been collaboration and license revenue from our collaboration agreements with Takeda, Sanofi and Biogen.
In the future, we may continue to recognize revenue from the Takeda Collaboration Agreement, Sanofi Collaboration Agreement, and Biogen Collaboration Agreement, and may generate revenue from product sales or milestones, royalties and cost reimbursement from other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, option exercise fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our TV platform. These expenses include external expenses incurred by us relating to our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We also incur personnel and other operating expenses for our research and development programs which are presented in aggregate. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including rent and depreciation, and lab consumables.

Where we share costs with our collaboration partners, such as in our Biogen Collaboration Agreement and Takeda Collaboration Agreement, research and development expenses may include cost sharing reimbursements from or payments to our partner.

It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is made more challenging by events outside of our control, such as the COVID-19 pandemic and the Russian invasion of Ukraine. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

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
General and Administrative

General and administrative expenses include personnel related expenses, such as salaries, benefits, travel and stock-based compensation expense, expenses for outside professional services and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent, depreciation and other expenses related to our office and research and development facility not otherwise included in research and development expenses. We expect to increase our administrative headcount as we advance our product candidates through clinical development, which will increase our general and administrative expenses.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents, and marketable securities, gains and losses on foreign currency hedges, and sublease income.

Results of Operations
Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Collaboration revenue:
Collaboration revenue from customers	$42,141	$7,922	$34,219	*	%
Other collaboration revenue	—	1	(1)	(100)
Total collaboration revenue	42,141	7,923	34,218	*
Operating expenses:
Research and development	86,098	60,207	25,891	43
General and administrative	22,541	18,936	3,605	19
Total operating expenses	108,639	79,143	29,496	37
Loss from operations	(66,498)	(71,220)	4,722	(7)
Interest and other income, net	1,278	1,179	99	8
Net loss	$(65,220)	$(70,041)	$4,821	(7)%
__________________________________________________
*Percentage is not meaningful.

Collaboration revenue. Collaboration revenue was $42.1 million and $7.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase in collaboration revenue of $34.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in revenue from our collaborations with Takeda and Biogen of $32.9 million and $1.3 million, respectively. Takeda revenue for the three months ended March 31, 2022 is composed of $27.9 million recognized due to the performance obligation satisfaction associated with termination of the Tau program, and $12.0 million related to the milestone earned for approval of the CTA for TAK-594/DNL593 (PTV:PGRN).

Research and development expenses. Research and development expenses were $86.1 million and $60.2 million for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended March 31,
	2022	2021
LRRK2 program external expenses	$1,196	$2,376
ETV:IDS program external expenses	17,890	6,886
eIF2B program external expenses	3,935	4,340
PTV program external expenses	4,143	2,608
TV platform and other program external expenses	8,489	4,875
Other external research and development expenses	7,506	5,479
Personnel related expenses(1)	36,064	27,767
Other unallocated research and development expenses	9,148	8,387
Net cost sharing payments (reimbursements)(2)	(2,273)	(2,511)
Total research and development expenses	$86,098	$60,207
__________________________________________________

(1)Personnel related expenses include stock-based compensation expense of $15.6 million and $12.3 million for the three months ended March 31, 2022 and 2021, respectively, reflecting an increase of $3.3 million.

(2)There were $2.3 million and $2.5 million in net cost sharing reimbursements during the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, net cost sharing reimbursements includes $2.9 million of reimbursements from Takeda for the PTV:PGRN program (included within PTV program external program expenses and Personnel related expenses) and $2.1 million of reimbursements from Takeda for the ATV:TREM2 program (included within TV platform and other program external expenses and Personnel related expenses). These cost sharing reimbursements were partially offset by cost sharing payments of $2.7 million to Biogen for LRRK2 program external expenses and program internal expenses (included within Personnel related expenses). For the three months ended March 31, 2021, the entire amount represents cost sharing reimbursements from Biogen.

The increase in research and development expenses of approximately $25.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily attributable to the following:
•An increase of $11.0 million in ETV:IDS program external expenses reflecting the continued progress of this program in clinical trials during 2022;
•An increase of $8.4 million in personnel related expenses, consisting of a $3.3 million increase in stock-based compensation expense primarily attributable to additional equity award grants, and a $5.1 million increase in salaries and related expenses attributable to an increase in our research and development headcount;
•Increases of $1.5 million, $3.6 million and $2.0 million in PTV program external expenses, TV platform and other program external expenses, and other external research and development expenses, respectively, reflecting the progress in our PTV:PGRN and ATV:TREM2 programs as well as our continued investment in developing a robust pipeline;
•An increase of $0.8 million in other unallocated research and development expenses, primarily due to an increase of $0.4 million in lab consumable expenses, an increase in facilities-related expenses of $0.2 million including depreciation expense, both due to our increased research and development headcount, and $0.2 million in other research costs; and
•A decrease of $0.2 million in cost sharing reimbursements, as discussed above.
These increases were partially offset by a decrease in external expenses related to the LRRK2 program of $1.2 million primarily due to the transition of clinical activities to Biogen, and a decrease of $0.4 million in eIF2B program external expenses.
General and administrative expenses. General and administrative expenses were $22.5 million for the three months ended March 31, 2022 compared to $18.9 million for the three months ended March 31, 2021. The increase of $3.6 million was primarily attributable to the following:
•$3.4 million of increased personnel related expenses, driven by higher general and administrative headcount and stock-based compensation expense associated with additional equity award grants;
•$0.4 million of increased other general costs, including software subscriptions, insurance, and travel related expenses; and
•$0.1 million of increased facilities related expenses, including depreciation expense.
These increases were partially offset by a decrease of $0.3 million in legal and other professional services expenses due to accounting and tax fees incurred in 2021 associated with assessment of the Biogen Collaboration Agreement.

Liquidity and Capital Resources
Sources of Liquidity

We fund our operations primarily with the proceeds from the sale of common stock in public offerings and payments received from our collaboration agreements with Takeda, Sanofi, and Biogen.

In our January 2020 follow-on offering, we sold 9.0 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $23.00 per share for aggregate net proceeds of approximately $193.9 million. In February 2022, we established a registered “at-the-market” facility for the sale of up to $400.0 million of shares of common stock from time to time by entering into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC and Cantor Fitzgerald & Co. as sales agents. We have not yet issued any shares under the facility.

Pursuant to our collaboration agreements with Takeda, Sanofi and Biogen, through March 31, 2022 we have received upfront, option and milestone payments of $93.0 million, $150.0 million, and $560.0 million, respectively, and have also received $13.7 million and $15.8 million of cost sharing reimbursements from Takeda and Biogen, respectively, and have received $13.7 million of reimbursement from Sanofi for the Phase 1b trial for DNL747 for ALS and associated activities.

Further, under associated stock purchase agreements with Takeda and Biogen, through March 31, 2022 we have received $110.0 million and $465.0 million, respectively, for the sale and issuance of shares of our common stock to collaboration partners.

As of March 31, 2022, we had cash, cash equivalents and marketable securities in the amount of $1.2 billion.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $710.2 million through March 31, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the 12 months following the filing date of this Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements and the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of March 31, 2022, operating lease liabilities were $62.7 million. Under the SLC lease which has not yet commenced, we have future undiscounted lease payments totaling approximately $12.5 million. Under the DMSA with Lonza, we had total non-refundable purchase commitments of $35.2 million as of March 31, 2022, with certain amounts subject to cost sharing with Takeda. Further, in the normal course of business, we enter into various firm purchase commitments primarily related to research and development activities. While the lease obligations span multiple years, the vast majority of the purchase commitments with Lonza and other obligations are due within 12 months. These commitments are more fully described in Note 9, "Commitments and Contingencies" to the consolidated financial statements included in Item 1. of our Annual Report on Form 10-K and have not materially changed during the three months ended March 31, 2022.

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(72,109)	$(50,240)
Net cash used in investing activities	(117,878)	(25,405)
Net cash provided by financing activities	1,463	3,822
Net decrease in cash, cash equivalents and restricted cash	$(188,524)	$(71,823)
Net Cash Used In Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $72.1 million, which consisted of a net loss of $65.2 million, adjusted by non-cash items primarily related to stock-based compensation and depreciation, net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash Used In Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $117.9 million, which consisted of $364.3 million of purchases of marketable securities and $4.1 million of capital expenditures to purchase property and equipment, partially offset by $250.5 million in proceeds from maturities of marketable securities.
Net Cash Provided By Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities was $1.5 million in proceeds from the exercise of options to purchase common stock.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the three months ended March 31, 2022.
Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.21 billion as of March 31, 2022, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

As of March 31, 2022, we had open forward foreign currency exchange contracts with notional amounts of $0.6 million. A hypothetical 10% strengthening in foreign currency compared with the U.S. dollar at March 31, 2022 would have resulted in an increase in the value received over the remaining life of these contracts of approximately $0.1 million and, if realized, would positively affect earnings during the remaining life of the contracts. This analysis does not consider the impact of the hypothetical changes in foreign currency rates would have on the forecasted transactions that these foreign currency sensitive instruments were designated to offset.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Operating and Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock. The risk factors set forth below are substantially the same as the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
•We are heavily dependent on the successful development of our blood-brain barrier ("BBB") technology and the programs currently in our pipeline, which are in the early stages of development. There’s no assurance that any of our product candidates will receive regulatory approval.
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
•Our patent protection could be compromised if we are unable to comply with requirements imposed by government patent agencies.
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
•Our internal computer systems, or those used by our collaborators, CROs or other contractors, may fail or suffer security breaches or incidents that could compromise the confidentiality, integrity, and availability of such systems and data and expose us to liability.
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

We are an early clinical-stage biopharmaceutical company with a very limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 1, 1b, 1/2, and 2 clinical trials for our LRRK2, ETV:IDS, eIF2B, RIPK1 and PTV:PGRN programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred significant net losses since our inception, including net losses of $65.2 million for the three months ended March 31, 2022, respectively, and $70.0 million for the three months ended March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $710.2 million.

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

•attract, hire and retain qualified personnel and incur increased stock-based compensation, especially in light of a competitive compensation environment;

•provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;

•implement additional internal systems and infrastructure related to cybersecurity;

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

•receiving milestone and other payments under our current and any future collaboration arrangements;

•maintaining, protecting, expanding and enforcing our portfolio of intellectual property rights, including patents, trade secrets and know-how;

•attracting, hiring and retaining qualified personnel; and

•addressing any delays in our clinical trials or other impacts resulting from the ongoing COVID-19 pandemic.

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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offering completed in January 2020, and payments received from our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. We currently have six clinical-stage programs, BIIB122/DNL151, DNL310, DNL343, SAR443820/DNL788, SAR443122/DNL758, and TAK-594/DNL593 and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of March 31, 2022, we had $1.21 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Although restrictions related to the COVID-19 pandemic were lifted in many of our locations for a period of time, new resurgences could occur at any time, which may cause disruptions to our business going forward. Examples of disruptions to our business from COVID-19 have included:

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

•interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug products used in our clinical trials;

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

Our business is located in California, which was more severely affected by the COVID-19 pandemic than some other parts of the country. In June 2021, certain pandemic-related restrictions were lifted in California; however, should COVID-19 cases significantly increase, the relevant counties or state may re-institute pandemic-related restrictions. Our primary operations are located in South San Francisco and many of our employees have chosen to telecommute. Due to telecommuting patterns, modified schedules and work protocols to enable adequate physical distancing, our laboratory operations have operated with decreased efficiency, which may impact certain of our operations over the near term and long term. Should these developments continue or worsen, our operations and program timelines may be negatively impacted and could result in the incurrence of additional costs.

We have clinical trial sites for our clinical studies in the United States and Europe, any of which may be affected by subsequent variants of the coronavirus, and the availability of vaccines at the clinical trial site locations. If healthcare facilities and offices are required to focus limited resources on non-clinical trial matters such as treatment of COVID-19 patients, patient screening, new patient enrollment, and monitoring and data collection could be affected. For example, in 2020, we experienced a pause in enrollment in our BIIB122/DNL151 Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study. In all cases, recruitment resumed within several months; however, further pauses or delays could occur in our clinical trials, including as a result of social or economic unrest caused by the ongoing COVID-19 pandemic.

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

•changes in the approval policies or regulations of the FDA or comparable foreign regulatory authorities;

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

•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; and

•delays associated with the ongoing COVID-19 pandemic.

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

We cannot assure you that the clinical hold on DNL919 will be lifted, or that BIIB122/DNL151, DNL310, DNL343, SAR443820/DNL788, SAR443122/DNL758, and TAK-594/DNL593 or our other product candidates will not be subject to new, partial or full clinical holds in the future.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment and retention in our clinical trials for a variety of reasons, including:

•inability or delay in enrollment of patients due to a variety of reasons, including outbreaks and public health crises, such as the ongoing COVID-19 pandemic;

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

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted or potential future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.
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

Our most advanced product candidates, BIIB122/DNL151, DNL310, DNL343, SAR443820/DNL788, SAR443122/DNL758 and TAK-594/DNL593 are currently our only clinical stage product candidates. In our completed Phase 1b clinical trial of former product candidate DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates.

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

•we could be sued and held liable for harm caused to patients; and

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
We currently conduct clinical trials for our product candidates outside the United States, and may in the future conduct clinical trials outside of the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.

We currently conduct one or more of our clinical trials outside the United States, including in Europe, and may continue to do so in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
We have received orphan drug designation from the FDA for DNL310, and plan to seek orphan drug designation for additional product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

We have received Fast Track designation from the FDA for DNL788 and may seek Fast Track designation from the FDA for additional product candidates. Even if one or more of our product candidates receives Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

The FDA has granted Fast Track designation to SAR443820/DNL788. Fast Track designation is designed to facilitate the development and expedite the review of therapies to treat serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. However, if we do not continue to meet the criteria of the Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. Fast track designation also does not guarantee our product candidate will be approved in a timely manner, if at all.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under the current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

•the level of taxes that we are required to pay; and

•the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
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

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California has enacted legislation, the California Consumer Privacy Act ("CCPA"), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA became effective on January 1, 2020. Some observers have noted the CCPA could be the beginning of a trend toward more stringent privacy legislation throughout the United States, as evidenced by the recent Virginia Consumer Data Protection Act, enacted March 2021, the Colorado Privacy Act, enacted June 2021, and the Utah Consumer Privacy Act, enacted March 2022. The CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, CCPA, CPRA and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. These and future laws and regulations may increase our compliance costs and potential liability.
It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices and compliance with such laws and regulations could require us to change our business practices and compliance procedures in a manner adverse to our business. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations. Furthermore, other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We cannot guarantee that we or our vendors may be in compliance with all applicable international laws and regulations as they are enforced now or as they evolve. For example, our privacy policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws. Our non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. In addition, if we are unable to properly protect the privacy and security of protected health information, we could be alleged or found to have breached our contracts.

Our actual or perceived failure to adequately comply with applicable laws and regulations or other actual or asserted obligations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, other lawsuits or reputational and damage, all of which could materially affect our business, financial condition, results of operations and growth prospects.

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

Third-party manufacturers may not be able to comply with U.S. export control regulations, cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in a need to replace current third-party manufacturers including the possibility of supply delays, clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations and growth prospects.

Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for many components of our product candidates. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer and may incur added costs and delays in identifying and qualifying any such replacement. Furthermore, securing and reserving production capacity with contract manufacturers may result in significant costs.

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

Further, we have in the past and may in the future experience delayed shipments of raw materials due to interruptions relating to the aforementioned events. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In Europe, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia's invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we may be unable to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Geopolitical actions in the United States and in foreign countries could prevent us from continuing to make these periodic payments in certain locations. For example, the United States and foreign government actions related to Russia's invasion of Ukraine may limit our ability to make or prevent us from making these payments in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business.

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

As of March 31, 2022, we had approximately 380 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party vendors and their information technology systems. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants may be vulnerable to damage from computer viruses or unauthorized access, or breached, due to operator error, malfeasance or other system disruptions. As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent, intense, sophisticated and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. We and our third-party contractors and consultants may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Although to our knowledge we and our vendors have not experienced any such material system failure or security breach to date, if a breakdown, cyberattack or other information security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruption and we could incur liability and reputational damage. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

Cyber-attacks, breaches, interruptions or other data security incidents could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, regulatory penalties, significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. In the United States, notice of breaches must be made to affected individuals, the U.S. Secretary of the HHS, and for extensive breaches, notice may need to be made to the media or U.S. state attorneys general. Such a notice could harm our reputation and our ability to compete. The HHS has the discretion to impose penalties without attempting to resolve violations through informal means. In addition, U.S. state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. There can be no assurance that we, our collaborators, CROs, vendors, and any other business counterparties will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches of systems. In addition, we do not maintain standalone cyber-security insurance and have limited insurance coverage in the event of any breach or disruption of our or our collaborators’, CROs’, or vendors' systems, including any unauthorized access or loss of any personal data that we may collect, store or otherwise process. The costs related to significant security breaches or disruptions could be material and exceed the limits of any insurance coverage we may have. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, including data related to our personnel, we could incur liability and the further development and commercialization of our product candidates could be delayed and our business and operations could be adversely affected and/or could result in the loss or disclosure of critical or sensitive data, which could result in financial, legal, business or reputational harm to us.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics such as COVID-19, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•economic weakness, including inflation, or political instability in certain non-U.S. economies and markets;

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

•business interruptions resulting from geopolitical actions, including war, such as Russia's invasion of Ukraine, and terrorism, natural disasters including earthquakes, typhoons, floods and fires, or health epidemics such as COVID-19; and

•cyberattacks, which are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect.

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
Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, particularly in the current market we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

In January 2020, we sold 9.0 million shares of common stock in an underwritten follow-on offering pursuant to a shelf registration statement filed in March 2019. We filed a second shelf registration statement on February 28, 2022 and simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC, and Cantor Fitzgerald & Co., as sales agents, to establish an at-the-market facility pursuant to which we may offer and sell from time to time up to $400.0 million shares of our common stock. Further, the shelf registration allows us to sell, from time to time, an unspecified number of additional shares of common stock; shares of preferred stock; debt securities; warrants to purchase shares of common stock, preferred stock, or other securities; purchase contracts; and units representing two or more of the foregoing securities.

Our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, and therefore we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, any sales of our common stock or other securities under our shelf registration statement, including pursuant to at-the-market offerings, could put downward pressure on our stock price. Additionally, collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
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
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	May 5, 2022	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)