Form 10-Q
period 2022-06-30
Denali Therapeutics Inc.
filed 2022-08-08
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of August 1, 2022 was 123,348,168.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$155,088	$293,477
Short-term marketable securities	913,580	571,930
Cost sharing reimbursements due from related party	357	1,226
Prepaid expenses and other current assets	45,575	30,601
Total current assets	1,114,600	897,234
Long-term marketable securities	94,220	425,449
Property and equipment, net	38,703	38,865
Operating lease right-of-use asset	29,755	30,743
Other non-current assets	15,184	11,871
Total assets	$1,292,462	$1,404,162
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,116	$4,779
Accrued compensation	8,315	19,013
Accrued clinical and other research & development costs	16,429	15,887
Accrued manufacturing costs	17,929	9,955
Other accrued costs and current liabilities	2,076	2,857
Operating lease liability, current	5,871	5,453
Related-party contract liability, current	290,424	292,386
Contract liabilities, current	—	27,915
Total current liabilities	348,160	378,245
Related-party contract liability, less current portion	552	1,295
Contract liabilities, less current portion	3,398	3,398
Operating lease liability, less current portion	55,525	58,554
Other non-current liabilities	379	379
Total liabilities	408,014	441,871
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 123,157,278 shares and 122,283,305 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,558	1,548
Additional paid-in capital	1,664,174	1,608,238
Accumulated other comprehensive loss	(12,274)	(2,499)
Accumulated deficit	(769,010)	(644,996)
Total stockholders' equity	884,448	962,291
Total liabilities and stockholders’ equity	$1,292,462	$1,404,162
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue:
Collaboration revenue from customers(1)	$52,480	$22,936	$94,621	$30,858
Other collaboration revenue	—	3	—	4
Total collaboration revenue	52,480	22,939	94,621	30,862
Operating expenses:
Research and development(2)	92,737	65,711	178,835	125,918
General and administrative	21,159	19,045	43,700	37,981
Total operating expenses	113,896	84,756	222,535	163,899
Loss from operations	(61,416)	(61,817)	(127,914)	(133,037)
Interest and other income, net	2,649	1,126	3,927	2,305
Loss before income taxes	(58,767)	(60,691)	(123,987)	(130,732)
Income tax expense	(27)	—	(27)	—
Net loss	(58,794)	(60,691)	(124,014)	(130,732)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(3,023)	(136)	(9,775)	(123)
Comprehensive loss	$(61,817)	$(60,827)	$(133,789)	$(130,855)
Net loss per share, basic and diluted	$(0.48)	$(0.50)	$(1.01)	$(1.08)
Weighted average number of shares outstanding, basic and diluted	123,008,558	121,291,435	122,842,171	121,089,174
__________________________________________________
(1)Includes related-party collaboration revenue from a customer of $0.5 million and $2.7 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.7 million for the three and six months ended June 30, 2021, respectively.
(2)Includes an offset to expense from related-party cost sharing reimbursements of $0.4 million and expense for cost sharing payments to a related party of $2.4 million for the three and six months ended June 30, 2022, respectively, and an offset to expense from related-party cost sharing reimbursements of $1.6 million and $4.1 million for the three and six months ended June 30, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	122,283,305	$1,548	$1,608,238	$(2,499)	$(644,996)	$962,291
Issuances under equity incentive plans	391,961	5	5,860	—	—	5,865
Vesting of restricted stock units	482,012	5	(5)	—	—	—
Stock-based compensation	—	—	50,081	—	—	50,081
Net loss	—	—	—	—	(124,014)	(124,014)
Other comprehensive loss	—	—	—	(9,775)	—	(9,775)
Balance at June 30, 2022	123,157,278	$1,558	$1,664,174	$(12,274)	$(769,010)	$884,448

Balance at March 31, 2022	122,857,908	$1,554	$1,635,840	$(9,251)	$(710,216)	$917,927
Issuances under equity incentive plans	240,542	3	4,399	—	—	4,402
Vesting of restricted stock units	58,828	1	(1)	—	—	—
Stock-based compensation	—	—	23,936	—	—	23,936
Net loss	—	—	—	—	(58,794)	(58,794)
Other comprehensive loss	—	—	—	(3,023)	—	(3,023)
Balance at June 30, 2022	123,157,278	$1,558	$1,664,174	$(12,274)	$(769,010)	$884,448

Balance at December 31, 2020	120,531,333	$1,531	$1,503,660	$(245)	$(354,415)	$1,150,531
Issuances under equity incentive plans	652,512	6	10,859	—	—	10,865
Vesting of restricted stock units	348,107	4	(4)	—	—	—
Stock-based compensation	—	—	42,164	—	—	42,164
Net loss	—	—	—	—	(130,732)	(130,732)
Other comprehensive loss	—	—	—	(123)	—	(123)
Balance at June 30, 2021	121,531,952	$1,541	$1,556,679	$(368)	$(485,147)	$1,072,705

Balance at March 31, 2021	121,147,432	$1,537	$1,528,504	$(232)	$(424,456)	$1,105,353
Issuances under equity incentive plans	317,878	3	7,040	—	—	7,043
Vesting of restricted stock units	66,642	1	(1)	—	—	—
Stock-based compensation	—	—	21,136	—	—	21,136
Net loss	—	—	—	—	(60,691)	(60,691)
Other comprehensive loss	—	—	—	(136)	—	(136)
Balance at June 30, 2021	121,531,952	$1,541	$1,556,679	$(368)	$(485,147)	$1,072,705
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(124,014)	$(130,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,151	4,312
Stock–based compensation expense	50,081	42,164
Net amortization of premiums on marketable securities	2,118	3,656
Non-cash adjustment to operating lease expense	(1,623)	(1,419)
Other non-cash items	5	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(14,751)	(8,055)
Accounts payable	2,087	3,001
Accruals and other current liabilities	(2,441)	(9,527)
Contract liabilities	(27,915)	(6,175)
Related-party contract liability	(2,705)	(1,686)
Net cash used in operating activities	(115,007)	(104,461)
Investing activities
Purchases of marketable securities	(505,460)	(847,296)
Purchases of property and equipment	(6,934)	(3,572)
Maturities and sales of marketable securities	483,147	923,000
Net cash (used in) provided by investing activities	(29,247)	72,132
Financing activities
Proceeds from exercise of awards under equity incentive plans	5,865	10,865
Net cash provided by financing activities	5,865	10,865
Net decrease in cash, cash equivalents and restricted cash	(138,389)	(21,464)
Cash, cash equivalents and restricted cash at beginning of period	294,977	508,644
Cash, cash equivalents and restricted cash at end of period	$156,588	$487,180
Supplemental disclosures of cash flow information
Property and equipment purchases accrued but not yet paid	$321	$229

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

During the six months ended June 30, 2022 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2021 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2021 Annual Report on Form 10-K.
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
Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. Substantially all of the Company’s cash and cash equivalents are deposited in accounts with financial institutions that management believes are of high credit quality. Such deposits have and will continue to exceed federally insured limits. The Company maintains its cash with accredited financial institutions and accordingly, such funds are subject to minimal credit risk.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company had no off-balance sheet concentrations of credit risk.

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Further, the company is also subject to broad market risks and uncertainties resulting from recent events, such as the COVID-19 pandemic, the Russian invasion of Ukraine, inflation, rising interest rates, and recession risks as well as supply chain and labor shortages.
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
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$93,062	$—	$—	$93,062
Short-term marketable securities:
U.S. government treasuries	786,315	—	—	786,315
Corporate debt securities	—	60,913	—	60,913
Commercial paper	—	66,352	—	66,352
Long-term marketable securities:
U.S. government treasuries	92,279	—	—	92,279
Corporate debt securities	—	1,941	—	1,941
Total	$971,656	$129,206	$—	$1,100,862

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$265,294	$—	$—	$265,294
Short-term marketable securities:
U.S. government treasuries	450,436	—	—	450,436
Corporate debt securities	—	70,009	—	70,009
Commercial paper	—	51,485	—	51,485
Long-term marketable securities:
U.S. government treasuries	410,147	—	—	410,147
Corporate debt securities	—	15,302	—	15,302
Total	$1,125,877	$136,796	$—	$1,262,673
Liabilities:
Foreign currency derivative contracts	$—	$111	$—	$111
Total	$—	$111	$—	$111
The carrying amounts of cost sharing reimbursements due from related party, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels.

3.    Marketable Securities
All marketable securities were considered available-for-sale at June 30, 2022 and December 31, 2021. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as disclosed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$794,785	$1	$(8,471)	$786,315
Corporate debt securities(2)	61,483	—	(570)	60,913
Commercial paper	66,352	—	—	66,352
Total short-term marketable securities	922,620	1	(9,041)	913,580
Long-term marketable securities:
U.S. government treasuries(3)	95,099	—	(2,820)	92,279
Corporate debt securities(4)	2,004	—	(63)	1,941
Total long-term marketable securities	97,103	—	(2,883)	94,220
Total	$1,019,723	$1	$(11,924)	$1,007,800
__________________________________________________
(1)Unrealized holding losses on 55 securities with an aggregate fair value of $746.8 million.
(2)Unrealized holding losses on 17 securities with an aggregate fair value of $60.9 million.
(3)Unrealized holding losses on 6 securities with an aggregate fair value of $92.3 million.
(4)Unrealized holding losses on 1 security with an aggregate fair value of $1.9 million.

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
(4)Unrealized holding losses on 6 securities with an aggregate fair value of $15.3 million.

As of June 30, 2022 and December 31, 2021, a majority of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of June 30, 2022 or December 31, 2021. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than 12 months or the loss is not material.

All of the Company’s marketable securities have an effective maturity of less than two years.
4.    Collaboration Agreements
Biogen

In August 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), which expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). The details of the Provisional Biogen Collaboration Agreement and the Biogen Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 6, "Collaboration Agreements", to the consolidated financial statements in the 2021 Annual Report on Form 10-K. During the second quarter of 2022, there were no changes to the terms of the Company’s collaboration agreement with Biogen, and no change in the transaction price for the Biogen Collaboration Agreement has been recorded during the three and six months ended June 30, 2022.
A related-party contract liability of $291.0 million and $293.7 million was recorded on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. Approximately $288.9 million of the June 30, 2022 contract liability relates to the revenue allocated to the material right for an option under the ROFN and Option Agreement which is being deferred until resolution of the option, which is expected to be within one year of the balance sheet date, and $2.1 million of this contract liability relates to the portion of the Option Research Services performance obligation yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be more than one year. The Company recorded an offset to research and development expenses for LRRK2 Development Activities of $0.4 million, and incremental research and development expenses for LRRK2 Development Activities of $2.4 million for cost sharing reimbursement and payments, respectively, for the three and six months ended June 30, 2022, respectively. The Company recorded $0.4 million of cost sharing reimbursements due from related party on the Condensed Consolidated Balance Sheet as of June 30, 2022. The Company recorded $1.6 million and $4.1 million of cost sharing reimbursements for LRRK2 Development Activities as an offset to research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2021, respectively, and $1.2 million was recorded as cost sharing reimbursements due from related party on the Condensed Consolidated Balance Sheets as of December 31, 2021.

As of June 30, 2022, the Company had not achieved any milestones and had not recorded any product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 6, "Collaboration Agreements", to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. During the second quarter of 2022, there were no changes to the terms of the Company’s collaboration agreement with Sanofi. The transaction price of the Sanofi Collaboration Agreement increased by $40.0 million during the three and six months ended June 30, 2022 related to a $40.0 million milestone triggered in April 2022 upon first patient in a Phase 2 study of SAR443820/DNL788 in individuals with amyotrophic lateral sclerosis (ALS) which was paid in May 2022.

A contract liability of $3.4 million was recorded on the Condensed Consolidated Balance Sheets as of both June 30, 2022 and December 31, 2021. This contract liability relates to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be several years. The Company recorded no receivable associated with the Sanofi Collaboration Agreement on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company had earned milestone payments of $65.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda
Takeda Collaboration Agreement

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"). The details of the Takeda Collaboration Agreement are further described in Note 6, "Collaboration Agreements", to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. Total preclinical milestone payments that Takeda may owe to the Company is $55.0 million, all of which were earned, and $43.0 million of which received as of June 30, 2022.
A contract liability of $27.9 million was recorded on the Condensed Consolidated Balance Sheets as of December 31, 2021 which was recognized in its entirety during the first quarter of 2022. No contract liability remains on the Condensed Consolidated Balance Sheets as of June 30, 2022.

The transaction price of the Takeda Collaboration Agreement increased by $12.0 million and $24.0 million during the three and six months ended June 30, 2022, respectively, due to two $12.0 million preclinical milestones becoming unconstrained and recorded as collaboration revenue from customers in the six months ended June 30, 2022, The first milestone was earned in January 2022 upon approval of the TAK-594/DNL593 ("PTV:PGRN") clinical trial application (CTA), and the second milestone was earned in June 2022 upon approval of the TAK-920/DNL919 ("ATV:TREM2") CTA. Payment for the PTV:PGRN milestone was received in February 2022, and the $12.0 million milestone payment for ATV:TREM2 was recorded as a receivable within prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2022 and received in July 2022. There was no receivable under the Takeda Collaboration Agreement as of December 31, 2021. The Company has no remaining performance obligations under the Takeda Collaboration Agreement.

As of June 30, 2022, the Company had earned $55.0 million in preclinical milestone payments from Takeda, and had not recorded any product sales under the Takeda Collaboration Agreement.

PTV:PGRN and ATV:TREM2 Collaboration Agreements
Opt-in by Takeda on the PTV:PGRN and ATV:TREM2 programs represented two new contracts with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement" and the "ATV:TREM2 Collaboration Agreement"), both effective in December 2021. The details of the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement are further described in Note 6, "Collaboration Agreements", to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

During the three and six months ended June 30, 2022, there were no changes to the terms of either the PTV:PGRN Collaboration Agreement or the ATV:TREM2 Collaboration Agreement and no changes to the transaction prices for either agreement. Under the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement, Takeda may be obligated to pay the Company up to an aggregate of $280.0 million upon achievement of certain clinical milestone events and up to an aggregate of $200.0 million in regulatory milestone events relating to receipt of regulatory approval in the United States, certain European countries and Japan. Takeda may also be obligated to pay the Company up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $150.0 million if one biologic product from each program achieves this milestone.
The Company recorded $2.8 million and $5.7 million of cost sharing reimbursements for PTV:PGRN Development Activities, and $1.5 million and $3.6 million of cost sharing reimbursements for ATV:TREM2 Development Activities, for the three and six months ended June 30, 2022, respectively, as offsets to research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The cost sharing reimbursements for the three months ended June 30, 2022 are recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of June 30, 2022. There were no cost sharing reimbursements for the three and six months ended June 30, 2021.
As of June 30, 2022, the Company has earned $10.0 million in option fee payments from Takeda, but has not recorded any product sales under either the PTV:PGRN or the ATV:TREM2 Collaboration Agreements.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Takeda Collaboration Agreement:
Takeda Collaboration Agreement Services(1)	$12,000	$7,142	$51,916	$14,172
Total Takeda Collaboration Revenue	12,000	7,142	51,916	14,172
Sanofi Collaboration Agreement
CNS program license	40,000	—	40,000	—
Peripheral Program License	—	15,000	—	15,000
Alzheimer's Disease Services(2)	—	3	—	4
Total Sanofi Collaboration Revenue	40,000	15,003	40,000	15,004
Biogen Collaboration Agreement
Option Research Services(2)	480	794	2,705	1,686
Total Biogen Collaboration Revenue	480	794	2,705	$1,686
Total Collaboration Revenue	$52,480	$22,939	$94,621	$30,862
_________________________________________________
(1)Revenue of $27.9 million and $11.8 million for the six months ended June 30, 2022 and 2021, respectively, were included in the contract liability balance at the beginning of the period. No revenue for the three months ended June 30, 2022, and all revenue for the three months ended June 30, 2021, were included in the contract liability balance at the beginning of the respective period.
(2)Revenue for the three and six months ended June 30, 2022 and June 30, 2021 represent amounts that were included in the contract liability balance at the beginning of the respective period.

5.     License Agreements
Genentech
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech License Agreement”). The details of the Genentech License Agreement are further described in Note 7, "License Agreements", to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. In June 2022, the Company paid Genentech a $7.5 million clinical milestone payment triggered upon the commencement of dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151 by the Company's collaboration partner Biogen. Biogen is responsible for 50% of any payment obligation to Genentech under the Biogen Collaboration Agreement, including this clinical milestone, and accordingly $3.8 million of research and development expense was recorded in the three and six months ended June 30, 2022~~.~~ There were no expenses recorded under the Genentech License Agreement for three and six months ended June 30, 2021.
To date, the Company has made payments to Genentech of $20.0 million in the aggregate, including an upfront fee, a technology transfer fee and two clinical milestone payments, with $16.3 million of this recorded as research and development expense as incurred, after cost sharing reimbursements from Biogen.
6.    Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), as further described in Note 9, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. In August 2021, the Company entered into an operating lease for laboratory, office and warehouse premises in Salt Lake City, Utah (the “SLC Lease”). There was an amendment to the SLC Lease in July 2022, subsequent to which the rentable square feet is approximately 78,000, the contractual term is approximately 9.3 years which will commence upon completion of certain improvements by the landlord and the Company, and future undiscounted lease payments total approximately $20.0 million. For accounting purposes, the SLC lease, as amended, has not yet commenced as the landlord has not yet made the underlying asset available for use by Denali, and as such, no lease liability or ROU asset is recorded on the Condensed Consolidated Balance Sheets as of June 30, 2022, and no operating lease expense has been recorded for the three and six months ended June 30, 2022.
Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rate of our operating leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rates, management considers observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the Company's operating leases recognized under ASC 842 during the three or six months ended June 30, 2022.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost (1)	$2,688	$2,777	$5,551	$5,566
Cash paid for amounts included in measurement of lease liability	$2,676	$2,563	$5,294	$5,099
	As of June 30,
	2022		2021
Weighted average remaining lease term	6.8 years		7.8 years
Weighted average discount rate	9%		9%
__________________________________________________
(1)Including variable and short-term lease costs
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liability recorded in the Condensed Consolidated Balance Sheet as of June 30, 2022 (in thousands):

Year Ended December 31:
2022 (six months)	5,408
2023	11,053
2024	11,417
2025	11,793
2026	12,182
Thereafter	29,966
Total undiscounted lease payments	81,819
Present value adjustment	(20,423)
Net operating lease liabilities	$61,396
Sublease
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") for space in the corporate headquarters. The details of the Sublease Agreement are further described in Note 9, "Commitments and Contingencies", to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. During the second quarter of 2022, there were no changes to the terms of the Sublease Agreement. Total sublease income, including rent and variable sublease cost reimbursements, of $0.9 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $1.9 million for both the six months ended June 30, 2022 and 2021, was recorded within Interest and other income, net in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The following table details the future undiscounted cash inflows relating to the Sublease Agreement as of June 30, 2022 (in thousands):

Year Ended December 31:
2022 (six months)	1,516
2023	3,096
2024	876
2025 and thereafter	—
Total undiscounted sublease receipts	$5,488

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
As of June 30, 2022 and December 31, 2021, the Company had open purchase orders for biological product development and manufacturing costs totaling $41.4 million and $35.8 million, respectively. The activities under these purchase orders are expected to be completed by November 2026. As of June 30, 2022 and December 31, 2021, the Company had total non-cancellable purchase commitments under the DMSA of $25.2 million and $28.3 million, respectively.
During the three months ended June 30, 2022 and 2021, the Company incurred costs of $9.5 million and $3.2 million, respectively, and made payments of $7.0 million and $5.7 million, respectively, for the development and manufacturing services rendered under the DMSA. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $19.5 million and $8.4 million, respectively, and made payments of $15.7 million and $6.4 million, respectively, for the development and manufacturing services rendered under the DMSA.
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
7.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 10, "Stock-Based Awards" to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K.

Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2021	13,686,386	$24.33
Granted	2,099,590	43.97
Exercised	(279,173)	12.66
Forfeited	(348,281)	37.46
Balance at June 30, 2022	15,158,522	$26.96
Vested and expected to vest at June 30, 2022	13,485,327	$30.22
Exercisable at June 30, 2022	9,431,675	$20.27

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Six Months Ended June 30,
	2022	2021
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	65.1% - 66.1%	62.2% - 63.7%
Risk-free interest rate	1.5% - 3.0%	0.5% - 1.1%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the six months ended June 30, 2022:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2021	2,629,980	$43.97
Granted	890,606	43.98
Vested and released	(482,012)	43.44
Forfeited	(139,832)	45.99
Unvested and expected to vest at June 30, 2022	2,898,742	$43.96
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$14,872	$12,509	$30,428	$24,823
General and administrative	9,064	8,627	19,653	17,341
Total	$23,936	$21,136	$50,081	$42,164

8.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities, including all options issued and outstanding, ESPP shares issuable, and restricted shares subject to future vesting, that were not included in the diluted per share calculations for all periods presented because they would be anti-dilutive totaled approximately 18.4 million and 16.7 million shares as of June 30, 2022 and June 30, 2021, respectively.

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

•the impact of increasing geopolitical uncertainty, rising inflation and increased labor market competition;

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

By executing this strategy with a team of experienced and passionately dedicated scientists and drug developers, we believe we can succeed in a field that has seen limited progress over the past several decades. We have a focused yet diversified portfolio with seven clinical programs and more than fifteen programs in the preclinical development stage.

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
•our recombinant progranulin ("PGRN") biotherapeutic enabled by our protein transport vehicle ("PTV:PGRN"), to be developed in collaboration with Takeda, to address certain types of FTD, especially FTD-GRN caused by PGRN deficiency; and
•our novel, selective, high affinity triggering receptors expressed on myeloid cells 2 ("TREM2") antibody, enabled by our antibody transport vehicle ("ATV"), to be developed in collaboration with Takeda for the potential treatment of Alzheimer's disease.

The following table summarizes key information about our planned and ongoing clinical studies:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
LRRK2	BIIB122/DNL151	Ph 2b	PD	Joint with Biogen
Ph 3 (planned)
ETV:IDS	DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3 (planned)
eIF2B	DNL343	Ph 1b	ALS	Denali
RIPK1 (CNS-penetrant)	SAR443820/DNL788	Ph 2	ALS	Sanofi
		Ph 2 (planned)	MS	Sanofi
RIPK1 (Peripheral)	SAR443122/DNL758	Ph 2	CLE	Sanofi
		Ph 2 (planned)	UC	Sanofi
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda
ATV:TREM2	TAK-920/DNL919	Ph 1	Alzheimer's disease	Joint with Takeda
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

•In March 2022, we announced the initiation of a Phase 1/2 Clinical Trial of TAK-594/DNL593 for Frontotemporal Dementia-Granulin (FTD-GRN). Pending initial clinical data from healthy volunteers, we expect to begin dosing participants with FTD-GRN in the second half of 2022;

•In March 2022, we mutually agreed under the Takeda Collaboration Agreement to terminate activity on the ATV:Tau program over which Takeda had an option to develop and commercialize jointly with the Company;

•In April 2022, our collaboration partner Sanofi commenced dosing in the HIMALAYA Phase 2 study of SAR443820/DNL788 expected to enroll approximately 260 participants with ALS, triggering a $40.0 million milestone which was received in May 2022;

•Effective May 1, 2022, Steve Krognes transitioned from his role as Chief Financial Officer to join the Company’s Board of Directors, and Alexander Schuth, M.D., former Chief Operating Officer and Secretary of the Company, added the Chief Financial Officer role to his responsibilities, becoming Denali’s Chief Operating and Financial Officer;

•In May 2022, we announced that our collaboration partner Biogen commenced dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151, as compared to placebo in approximately 640 participants with early-stage Parkinson’s disease, which triggered a clinical milestone payment of $7.5 million owed to Genentech. In August 2022 we announced that the Phase 3 LIGHTHOUSE study in approximately 400 participants with Parkinson's disease with a confirmed LRRK2 pathogenic variant is expected to begin in the second half of 2022;

•In August 2022, we announced that dosing has commenced in the Phase 1 single ascending dose study in healthy volunteers in the Netherlands. In June 2022, the CTA for TAK-920/DNL919 (ATV:TREM2) was approved, triggering a $12.0 million milestone payment from Takeda which was received in July 2022. In January 2022, we announced that the TAK-920/DNL919 Investigational New Drug ("IND") application had been placed on clinical hold by the U.S. Food and Drug Administration ("FDA"). Denali plans to continue to engage with the FDA and regulatory authorities in Europe to define the path forward for the TAK-920/DNL919 clinical program; and

•In August 2022, we announced that new longer-term interim data from the ongoing Phase 1/2 study for DNL310 (ETV:IDS) continues to show sustained normalization to healthy levels of CSF heparan sulfate and improvements in markers of lysosomal function consistent with durable CNS activity, and the safety profile with up to 85 weeks of dosing remains comparable with standard of care therapy. In addition, 49-week open label data on global impression of change continues to suggest stabilization and/or improvement in MPS II symptoms. We also announced that we have initiated recruitment of the Phase 2/3 COMPASS study for DNL310 (ETV:IDS).

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $58.8 million and $124.0 million for the three and six months ended June 30, 2022, respectively, and $60.7 million and $130.7 million for three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $769.0 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Where we share costs with our collaboration partners, such as in our Biogen Collaboration Agreement and Takeda Collaboration Agreement, research and development expenses may include cost sharing reimbursements from, or payments to, our partner.

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

Results of Operations
Comparison of the three and six months ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Collaboration revenue:
Collaboration revenue from customers	$52,480	$22,936	$29,544	*	%
Other collaboration revenue	—	3	(3)	(100)
Total collaboration revenue	52,480	22,939	29,541	*
Operating expenses:
Research and development	92,737	65,711	27,026	41
General and administrative	21,159	19,045	2,114	11
Total operating expenses	113,896	84,756	29,140	34
Loss from operations	(61,416)	(61,817)	401	1
Interest and other income, net	2,649	1,126	1,523	*
Loss before income taxes	(58,767)	(60,691)	1,924	3
Income tax expense	(27)	—	(27)	*
Net loss	$(58,794)	$(60,691)	$1,897	3%
__________________________________________________
*Percentage is not meaningful.

	Six Months Ended June 30,		Change
	2022	2021	$	%
Collaboration revenue:
Collaboration revenue from customers	$94,621	$30,858	$63,763	*	%
Other collaboration revenue	—	4	(4)	(100)
Total collaboration revenue	94,621	30,862	63,759	*
Operating expenses:
Research and development	178,835	125,918	52,917	42
General and administrative	43,700	37,981	5,719	15
Total operating expenses	222,535	163,899	58,636	36
Loss from operations	(127,914)	(133,037)	5,123	4
Interest and other income, net	3,927	2,305	1,622	70
Loss before income taxes	(123,987)	(130,732)	6,745	5
Income tax expense	(27)	—	(27)	*
Net loss	$(124,014)	$(130,732)	$6,718	5%
__________________________________________________
*Percentage is not meaningful.

Collaboration revenue. Collaboration revenue was $52.5 million and $94.6 million for the three and six months ended June 30, 2022, respectively, and $22.9 million and $30.9 million for the three and six months ended June 30, 2021. The increases in collaboration revenue of $29.6 million and $63.7 million for the three and six months ended June 30, 2022, respectively, compared to the comparative period in the prior year were primarily due to an increase in revenue from our collaborations with Takeda and Sanofi. Takeda revenue increased for the three months ended June 30, 2022 due to the $12.0 million preclinical milestone earned for approval of the CTA for TAK-920/DNL919 ("ATV:TREM2"), and further increased for the six months ended June 30, 2022 due to the $12.0 million preclinical milestone earned for approval of the CTA for TAK-594/DNL593 ("PTV:PGRN"), and revenue recognized for the performance obligation satisfaction associated with termination of the Tau program. Sanofi revenue increased for the three and six months ended June 30, 2022 due to a $40.0 million milestone earned in April 2022 upon dosing the first patient in a Phase 2 study of SAR443820/DNL788 in individuals with ALS, compared with a $15.0 million milestone recognized in the comparable period related to the initiation of a Phase 2 study of SAR443122/DNL758.

Research and development expenses. Research and development expenses were $92.7 million and $178.8 million for the three and six months ended June 30, 2022, compared to $65.7 million and $125.9 million for the three and six months ended June 30, 2021, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LRRK2 program external expenses	$9,092	$2,776	$10,288	$5,152
ETV:IDS program external expenses	17,243	6,867	35,133	13,753
eIF2B program external expenses	2,824	4,752	6,759	9,092
PTV program external expenses	4,651	4,150	8,794	6,758
TV platform and other program external expenses	9,362	3,509	17,851	8,384
Other external research and development expenses	10,362	7,755	17,868	13,234
Personnel related expenses(1)	35,080	28,352	71,144	56,119
Other unallocated research and development expenses	8,848	9,117	17,996	17,504
Net cost sharing payments (reimbursements)(2)	(4,725)	(1,567)	(6,998)	(4,078)
Total research and development expenses	$92,737	$65,711	$178,835	$125,918
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $14.9 million and $30.4 million for the three and six months ended June 30, 2022, respectively, and $12.5 million and $24.8 million for the three and six months ended June 30, 2021, respectively, reflecting an increase of $2.4 million and $5.6 million, respectively.
(2)For the three and six months ended June 30, 2022, net cost sharing reimbursements includes $2.8 million and $5.7 million of reimbursements from Takeda for the PTV:PGRN program (included within PTV program external program expenses and Personnel related expenses), respectively, and $1.5 million and $3.6 million of reimbursements from Takeda for the ATV:TREM2 program (included within TV platform and other program external expenses and Personnel related expenses), respectively. For the three months ended June 30, 2022, cost sharing reimbursements includes $0.4 million of reimbursements from Biogen for LRRK2 program external expenses and program internal expenses (included within Personnel related expenses). For the six months ended June 30, 2022, cost sharing reimbursements were partially offset by cost sharing payments of $2.4 million to Biogen. For the three and six months ended June 30, 2021, the entire amount represents cost sharing reimbursements from Biogen.

The increase in research and development expenses of approximately $27.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, was primarily attributable to the following:
•An increase of $10.4 million in ETV:IDS program external expenses reflecting the continued progress of this program in clinical trials during 2022, including costs incurred to prepare for our planned potentially registrational Phase 2/3 study;

•An increase of $6.8 million in personnel related expenses, consisting of increases of $2.4 million and $4.4 million in stock-based compensation expense pertaining to additional equity award grants and salaries and related expenses, as a result of an increase in our research and development headcount, respectively;
•An increase in external expenses related to the LRRK2 program of $6.3 million primarily due to a $7.5 million clinical milestone payment to Genentech triggered upon the commencement of dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151 by our collaboration partner Biogen, partially offset by decreases in costs due to the transition of clinical activities to Biogen; and
•Increases of $5.8 million, $2.6 million, and $0.5 million in TV platform and other program external expenses, other external research and development expenses, and PTV program external expenses, respectively, reflecting the progress in our ATV:TREM2 and PTV:PGRN programs as well as our continued investment in developing a robust pipeline.
These increases were partially offset by a decrease of $1.9 million in eIF2B program external expenses due to the timing of significant clinical activities year over year, a decrease of $0.3 million in other unallocated research and development expenses, and an increase of $3.2 million in cost sharing reimbursements due to the commencement of cost sharing in the Takeda collaboration and Biogen's share of the $7.5 million milestone to Genentech, as discussed above.
The increase in research and development expenses of approximately $52.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily attributable to the following:
•An increase of $21.4 million in ETV:IDS program external expenses reflecting the continued progress of this program in clinical trials during 2022, including costs incurred to prepare for our planned potentially registrational Phase 2/3 study;
•An increase of $15.0 million in personnel related expenses, consisting of increases of $5.6 million and $9.4 million in stock-based compensation expense primarily attributable to additional equity award grants, and salaries and related expenses attributable to an increase in our research and development headcount, respectively;
•An increase in external expenses related to the LRRK2 program of $5.1 million primarily due to a $7.5 million clinical milestone payment to Genentech triggered upon the commencement of dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151 by our collaboration partner Biogen, partially offset by decreases in costs due to the transition of clinical activities to Biogen;
•Increases of $9.5 million, $4.6 million and $2.0 million, in TV platform and other program external expenses, other external research and development expenses, and PTV program external expenses, respectively, reflecting the progress in our ATV:TREM2 and PTV:PGRN programs as well as our continued investment in developing a robust pipeline; and
•An increase of $0.5 million in other unallocated research and development expenses.
These increases were partially offset by a decrease of $2.3 million in eIF2B program external expenses due to the timing of significant clinical activities year over year, and an increase of $2.9 million in cost sharing reimbursements due to the commencement of cost sharing in the Takeda collaboration, as discussed above.

General and administrative expenses. General and administrative expenses were $21.2 million for the three months ended June 30, 2022 compared to $19.0 million for the three months ended June 30, 2021. The increase of $2.2 million was primarily attributable to the following:
•$1.5 million of increased personnel related expenses and stock-based compensation expense associated with additional salary expenses and equity award grants driven by higher general and administrative headcount; and
•$1.0 million of increased other general costs, including general corporate services, IT services and subscriptions, taxes, insurance, and travel related expenses.
These increases were partially offset by a decrease of $0.3 million in consulting and legal professional services expenses.
General and administrative expenses. General and administrative expenses were $43.7 million for the six months ended June 30, 2022 compared to $38.0 million for the six months ended June 30, 2021. The increase of $5.7 million was primarily attributable to the following:
•$4.9 million of increased personnel related expenses and stock-based compensation expense associated with additional salary expenses and equity award grants driven by higher general and administrative headcount; and
•$1.5 million of increased other general costs, including general corporate services, IT services and subscriptions, taxes, insurance, and travel related expenses.
These increases were partially offset by a decrease of $0.7 million in consulting and legal professional services expenses.
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

Pursuant to our collaboration agreements with Takeda, Sanofi and Biogen, through June 30, 2022 we have received upfront, option and milestone payments of $93.0 million, $190.0 million, and $560.0 million, respectively, and have also received $18.7 million and $15.8 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and have received $13.7 million of reimbursement from Sanofi for the Phase 1b trial for DNL747 for ALS and associated activities.

Further, under associated stock purchase agreements with Takeda and Biogen, through June 30, 2022 we have received $110.0 million and $465.0 million, respectively, for the sale and issuance of shares of our common stock to collaboration partners.

As of June 30, 2022, we had cash, cash equivalents and marketable securities in the amount of $1.16 billion.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $769.0 million through June 30, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the 12 months following the filing date of this Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements and the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of June 30, 2022, operating lease liabilities were $61.4 million. Under other leases which have not yet commenced, including the SLC lease, we have future undiscounted lease payments totaling approximately $22.4 million. Under the DMSA with Lonza, we had total non-refundable purchase commitments of $25.2 million as of June 30, 2022, with certain amounts subject to cost sharing with Takeda. Further, in the normal course of business, we enter into various firm purchase commitments primarily related to research and development activities. While the lease obligations span multiple years, the vast majority of the purchase commitments with Lonza and other obligations are due within 12 months. These commitments are more fully described in Note 9, "Commitments and Contingencies" to the consolidated financial statements included in Item 1. of our Annual Report on Form 10-K and have not materially changed during the six months ended June 30, 2022.

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(115,007)	$(104,461)
Net cash (used in) provided by investing activities	(29,247)	72,132
Net cash provided by financing activities	5,865	10,865
Net decrease in cash, cash equivalents and restricted cash	$(138,389)	$(21,464)
Net Cash Used In Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $115.0 million, which consisted of a net loss of $124.0 million, adjusted by non-cash items primarily related to stock-based compensation and depreciation, net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.

Net Cash (Used In) Provided By Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $29.2 million, which consisted of $505.5 million of purchases of marketable securities and $6.9 million of capital expenditures to purchase property and equipment, partially offset by $483.1 million in proceeds from maturities of marketable securities.
Net Cash Provided By Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities was $5.9 million in proceeds from the exercise of options to purchase common stock as well as the purchase of ESPP shares.
Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the six months ended June 30, 2022.
Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2022, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.16 billion as of June 30, 2022, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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
Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro, Swiss francs and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with various of our preclinical, clinical and manufacturing activities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of its effects, may materially and adversely affect our business, operations, and financial condition.

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates
•We are heavily dependent on the successful development of our blood-brain barrier ("BBB") technology and the programs currently in our pipeline, which are in the early stages of development. There’s no assurance that any of our product candidates will receive regulatory approval.
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

We are an early clinical-stage biopharmaceutical company with a very limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are in Phase 1, 1b, 1/2, 2, and 2b clinical trials for our LRRK2, ETV:IDS, eIF2B, RIPK1 and PTV:PGRN programs and have not initiated clinical trials for any of our other current product candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred significant net losses since our inception, including net losses of $58.8 million and $124.0 million for the three and six months ended June 30, 2022, respectively, and $60.7 million and $130.7 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $769.0 million.

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

•attracting, hiring and retaining qualified personnel and the impact of the increased labor market competition;

•general economic conditions, including conditions resulting from rising inflation and interest rates, geopolitical uncertainty and instability or war; and

•addressing any delays in our clinical trials or other impacts resulting from the ongoing COVID-19 pandemic.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our current or future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offering completed in January 2020, and payments received from our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. We currently have seven clinical-stage programs, BIIB122/DNL151, DNL310, DNL343, SAR443820/DNL788, SAR443122/DNL758, TAK-594/DNL593 and TAK-920/DNL919 and have several other product candidates in preclinical development, as well as early-stage research projects. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of June 30, 2022, we had $1.16 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as geopolitical uncertainty, rising inflation or interest rates or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

•delays or interruptions in the operations of or necessary interactions with the FDA or other regulators; and

•limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies and clinical trials, either because of sickness of employees and their families or the desire of employees to avoid contact with large groups of people.

Our business is headquartered in California, which was more severely affected by the COVID-19 pandemic than some other parts of the country. In June 2021, certain pandemic-related restrictions were lifted in California; however, should COVID-19 cases significantly increase, the relevant counties or state may re-institute pandemic-related restrictions. Our primary operations are located in South San Francisco and many of our employees have chosen to telecommute. Due to telecommuting patterns, modified schedules and work protocols to enable adequate physical distancing, our laboratory operations have operated with decreased efficiency, which may impact certain of our operations over the near term and long term. Should these developments continue or worsen, our operations and program timelines may be negatively impacted and could result in the incurrence of additional costs.

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

For example, on January 13, 2022, we announced that the TAK-920/DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. We continue to engage with the FDA and European regulatory authorities to define the path forward for the TAK-920/DNL919 clinical program.

DNL201, a former LRRK2 inhibitor product candidate, completed a Phase 1b clinical trial in Parkinson's disease patients with and without the genetic LRRK2 mutation. This program was previously subject to a partial clinical hold due to preclinical toxicity data. The partial clinical hold was removed in December 2017 based on additional clinical and preclinical data provided to the FDA.

Refer to “Item 1. Business—Our Programs” for a more detailed discussion of adverse effects ("AEs") and significant adverse effects ("SAEs") observed in our reported clinical trials for BIIB122/DNL151 and DNL310.

We cannot assure you that the IND clinical hold on TAK-920/DNL919 will be lifted, or that BIIB122/DNL151, DNL310, DNL343, SAR443820/DNL788, SAR443122/DNL758, and TAK-594/DNL593 or our other product candidates will not be subject to new, partial or full clinical holds in the future.

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

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, or that the product candidates will be approved for the currently proposed indications, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval, such as requiring us to narrow our indications to a smaller subset of the patient population, may limit the scope and use of our product candidate, which may also limit its commercial potential.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease, Hunter syndrome, and ALS. Companies that we are aware are developing therapeutics in the neurodegenerative disease area include companies with significant financial resources, such as AbbVie, Alector, AstraZeneca, Biogen, Bristol-Myers Squibb, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), E-Scape Bio, GlaxoSmithKline, Ionis, JCR Pharmaceuticals, Johnson & Johnson, Novartis, Roche (including Genentech, its wholly owned subsidiary), Sanofi and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.
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

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities, which we are actively building. We recently entered into an operating lease for approximately 78,000 square feet of laboratory, office and warehouse premises in Salt Lake City, Utah and have initiated the build-out of our Utah site to expand our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies. In addition, building internal manufacturing capacity carries significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner, and our current and future efforts to scale our internal manufacturing capabilities may not succeed.

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

Our most advanced product candidates, BIIB122/DNL151, DNL310, DNL343, SAR443820/DNL788, SAR443122/DNL758, TAK-594/DNL593 and TAK-920/DNL919 are currently our only clinical stage product candidates. In our completed Phase 1b clinical trial of former product candidate DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to the drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates.

On January 13, 2022, we announced that the TAK-290/DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. We received a formal clinical hold letter which included the FDA’s observations related to the preclinical toxicology assessment and to provide the information requested to initiate clinical studies, including proposed changes to the clinical trial protocol, the informed consent form, and the investigator brochure. We plan to continue to engage with regulatory authorities in the U.S. and Europe to define the path forward for the TAK-920/DNL919 clinical program.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, and a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

We have received Fast Track designation from the FDA for SAR443820/DNL788 and may seek Fast Track designation from the FDA for additional product candidates. Even if one or more of our product candidates receives Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through June 30, 2022, unless additional Congressional action is taken. Under the current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California has enacted legislation, the California Consumer Privacy Act ("CCPA"), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA became effective on January 1, 2020. Some observers have noted the CCPA could be the beginning of a trend toward more stringent privacy legislation throughout the United States, as evidenced by the recent Virginia Consumer Data Protection Act, enacted March 2021, the Colorado Privacy Act, enacted June 2021, the Utah Consumer Privacy Act, enacted March 2022, and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, enacted May 2022. The CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, CCPA, CPRA and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. The U.S. federal government is also contemplating federal privacy legislation. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, CCPA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. These and future laws and regulations may increase our compliance costs and potential liability.
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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with Good Manufacturing Practices. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA may not be able to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our clinical development plans, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.
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

We primarily conduct our operations at our facility in South San Francisco, California, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region, and doing so may be costly and difficult. In response to increased competition in the labor market and rising inflation, we may need to adjust employee cash compensation, which would affect our operating costs and margins, or employee equity compensation, which would affect our outstanding share count and cause dilution to our existing stockholders.

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

As of June 30, 2022, we had approximately 395 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks or information security breaches or incidents that could compromise the confidentiality, integrity, and availability of such systems and data, expose us to liability, and affect our reputation.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party vendors and their information technology systems. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants may be vulnerable to damage from computer viruses or unauthorized access, or breached, compromised or otherwise subject to security incidents due to operator error, malfeasance or other system disruptions. As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Security threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems or those of our CROs or other contractors or consultants. Over the past few years, cyber-attacks have become more prevalent, intense, sophisticated and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. We and our CROs or other third-party contractors and consultants may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Although to our knowledge we and our CROs, contractors and consultants have not experienced any such material system failure or security breach or incident to date, if a breakdown, cyberattack or other information security breach or incident were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruption and we could incur liability and reputational damage. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

Cyber-attacks, breaches, interruptions or other data security incidents could result in legal claims or proceedings by private parties or governmental authorities, liability under federal or state laws that protect the privacy of personal information, regulatory penalties, significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. In the United States, notice of breaches must be made to affected individuals, the U.S. Secretary of the HHS, and for extensive breaches, notice may need to be made to the media or U.S. state attorneys general. Such a notice could harm our reputation and our ability to compete. The HHS has the discretion to impose penalties without attempting to resolve violations through informal means. In addition, U.S. state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. There can be no assurance that we, our collaborators, CROs, contractors, consultants, and any other business counterparties will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches of systems. In addition, we do not maintain standalone cyber-security insurance and have limited insurance coverage in the event of any breach or disruption of our or our collaborators’, CROs’, contractors' or consultants' systems, including any unauthorized access or loss of any personal data that we may collect, store or otherwise process. The costs related to significant security breaches, incidents or disruptions could be material and exceed the limits of any insurance coverage we may have. To the extent that any disruption or security breach or incident were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure, use, acquisition, or other processing of confidential or proprietary information, including data related to our personnel, we could incur liability and the further development and commercialization of our product candidates could be delayed and our business and operations could be adversely affected and/or could result in the loss or disclosure or other unauthorized processing of critical or sensitive data, any of which could result in financial, legal, business or reputational harm to us.
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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•economic weakness, including inflation, rising interest rates or political instability in certain non-U.S. economies and markets;

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

•market conditions in the pharmaceutical and biotechnology sectors; and

•general economic, industry, and market conditions, including those caused by the ongoing COVID-19 pandemic.

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

Certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, Biogen is entitled to certain registration rights with respect to the 13,310,243 shares of common stock purchased, if such shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. Any sales of securities by these stockholders or the perception that sales will be made in the public market, could have a material adverse effect on the market price for our common stock.

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
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	August 8, 2022	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)