Form 10-Q
period 2022-09-30
Denali Therapeutics Inc.
filed 2022-11-03
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of October 27, 2022 was 135,813,668.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$118,615	$293,477
Short-term marketable securities	987,440	571,930
Cost sharing reimbursements due from related party	—	1,226
Prepaid expenses and other current assets	32,471	30,601
Total current assets	1,138,526	897,234
Long-term marketable securities	—	425,449
Property and equipment, net	41,692	38,865
Operating lease right-of-use assets	31,271	30,743
Other non-current assets	16,117	11,871
Total assets	$1,227,606	$1,404,162
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,539	$4,779
Cost sharing payments due to related party	1,443	—
Accrued compensation	13,253	19,013
Accrued clinical and other research & development costs	21,701	15,887
Accrued manufacturing costs	16,732	9,955
Other accrued costs and current liabilities	2,395	2,857
Operating lease liabilities, current	7,068	5,453
Related-party contract liability, current	290,516	292,386
Contract liabilities, current	23	27,915
Total current liabilities	360,670	378,245
Related-party contract liability, less current portion	276	1,295
Contract liabilities, less current portion	—	3,398
Operating lease liabilities, less current portion	54,978	58,554
Other non-current liabilities	379	379
Total liabilities	416,303	441,871
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 123,796,438 shares and 122,283,305 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,564	1,548
Additional paid-in capital	1,693,901	1,608,238
Accumulated other comprehensive loss	(11,853)	(2,499)
Accumulated deficit	(872,309)	(644,996)
Total stockholders' equity	811,303	962,291
Total liabilities and stockholders’ equity	$1,227,606	$1,404,162
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue:
Collaboration revenue from customers(1)	$184	$5,285	$94,805	$36,143
Other collaboration revenue	3,375	—	3,375	4
Total collaboration revenue	3,559	5,285	98,180	36,147
Operating expenses:
Research and development(2)	87,786	71,559	266,621	197,477
General and administrative	23,259	19,319	66,959	57,300
Total operating expenses	111,045	90,878	333,580	254,777
Loss from operations	(107,486)	(85,593)	(235,400)	(218,630)
Interest and other income, net	4,187	1,005	8,114	3,310
Loss before income taxes	(103,299)	(84,588)	(227,286)	(215,320)
Income tax expense	—	—	(27)	—
Net loss	(103,299)	(84,588)	(227,313)	(215,320)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	421	(153)	(9,354)	(276)
Comprehensive loss	$(102,878)	$(84,741)	$(236,667)	$(215,596)
Net loss per share, basic and diluted	$(0.84)	$(0.69)	$(1.85)	$(1.77)
Weighted average number of shares outstanding, basic and diluted	123,473,390	121,742,067	123,054,889	121,309,197
__________________________________________________
(1)Includes related-party collaboration revenue from a customer of $0.2 million and $2.9 million for the three and nine months ended September 30, 2022, respectively, and $0.9 million and $2.5 million for the three and nine months ended September 30, 2021, respectively.
(2)Includes expense for cost sharing payments due to a related party of $1.4 million and $3.8 million for the three and nine months ended September 30, 2022, respectively, and an offset to expense from related-party cost sharing reimbursements of $1.2 million and $5.3 million for the three and nine months ended September 30, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	122,283,305	$1,548	$1,608,238	$(2,499)	$(644,996)	$962,291
Issuances under equity incentive plans	723,604	8	11,011	—	—	11,019
Vesting of restricted stock units	789,529	8	(8)	—	—	—
Stock-based compensation	—	—	74,660	—	—	74,660
Net loss	—	—	—	—	(227,313)	(227,313)
Other comprehensive loss	—	—	—	(9,354)	—	(9,354)
Balance at September 30, 2022	123,796,438	$1,564	$1,693,901	$(11,853)	$(872,309)	$811,303

Balance at June 30, 2022	123,157,278	$1,558	$1,664,174	$(12,274)	$(769,010)	$884,448
Issuances under equity incentive plans	331,643	3	5,151	—	—	5,154
Vesting of restricted stock units	307,517	3	(3)	—	—	—
Stock-based compensation	—	—	24,579	—	—	24,579
Net loss	—	—	—	—	(103,299)	(103,299)
Other comprehensive income	—	—	—	421	—	421
Balance at September 30, 2022	123,796,438	$1,564	$1,693,901	$(11,853)	$(872,309)	$811,303

Balance at December 31, 2020	120,531,333	$1,531	$1,503,660	$(245)	$(354,415)	$1,150,531
Issuances under equity incentive plans	880,560	8	14,172	—	—	14,180
Vesting of restricted stock units	599,258	6	(6)	—	—	—
Stock-based compensation	—	—	63,162	—	—	63,162
Net loss	—	—	—	—	(215,320)	(215,320)
Other comprehensive loss	—	—	—	(276)	—	(276)
Balance at September 30, 2021	122,011,151	$1,545	$1,580,988	$(521)	$(569,735)	$1,012,277

Balance at June 30, 2021	121,531,952	$1,541	$1,556,679	$(368)	$(485,147)	$1,072,705
Issuances under equity incentive plans	228,048	2	3,313	—	—	3,315
Vesting of restricted stock units	251,151	2	(2)	—	—	—
Stock-based compensation	—	—	20,998	—	—	20,998
Net loss	—	—	—	—	(84,588)	(84,588)
Other comprehensive loss	—	—	—	(153)	—	(153)
Balance at September 30, 2021	122,011,151	$1,545	$1,580,988	$(521)	$(569,735)	$1,012,277
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(227,313)	$(215,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,292	6,499
Stock–based compensation expense	74,660	63,162
Net amortization of premiums on marketable securities	1,430	6,316
Non-cash adjustment to operating lease expense	(2,488)	(2,201)
Other non-cash items	51	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,386)	8,049
Accounts payable	3,989	3,783
Accruals and other current liabilities	6,891	(3,036)
Contract liabilities	(31,290)	(10,601)
Related-party contract liability	(2,889)	(2,546)
Net cash used in operating activities	(172,053)	(145,895)
Investing activities
Purchases of marketable securities	(628,330)	(1,191,491)
Purchases of property and equipment	(12,984)	(5,447)
Maturities and sales of marketable securities	627,486	1,216,062
Net cash (used in) provided by investing activities	(13,828)	19,124
Financing activities
Proceeds from exercise of awards under equity incentive plans	11,019	14,180
Net cash provided by financing activities	11,019	14,180
Net decrease in cash, cash equivalents and restricted cash	(174,862)	(112,591)
Cash, cash equivalents and restricted cash at beginning of period	294,977	508,644
Cash, cash equivalents and restricted cash at end of period	$120,115	$396,053
Supplemental disclosures of cash flow information
Property and equipment purchases accrued but not yet paid	$284	$29

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

During the nine months ended September 30, 2022 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2021 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2021 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the Company had no off-balance sheet concentrations of credit risk.

The Company is subject to a number of risks similar to other clinical-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Further, the company is also subject to broad market risks and uncertainties resulting from recent events, such as the COVID-19 pandemic, the Russian invasion of Ukraine, inflation, rising interest rates, and recession risks as well as supply chain and labor shortages.
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

The Company classifies investments in securities with remaining maturities of less than one year, or where its intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. The Company classifies investments in securities with remaining maturities of over one year as long-term investments, unless intended to fund current operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses and declines in value determined to be due to credit losses on marketable securities, if any, are included in interest and other income, net.

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
Leases

The Company leases real estate, and certain equipment for use in its operations. A determination is made as to whether an arrangement is a lease at inception. Right-of-use (“ROU”) assets and operating lease liabilities are recognized for identified operating leases in the Condensed Consolidated Balance Sheets. The changes in operating lease ROU assets and operating lease liabilities are presented net within non-cash adjustment to operating lease expense in the Condensed Consolidated Statements of Cash Flows.

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
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$99,279	$—	$—	$99,279
Commercial paper	—	7,949	—	7,949
Short-term marketable securities:
U.S. government treasuries	918,758	—	—	918,758
Corporate debt securities	—	42,375	—	42,375
Commercial paper	—	26,307	—	26,307
Total	$1,018,037	$76,631	$—	$1,094,668

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$265,294	$—	$—	$265,294
Short-term marketable securities:
U.S. government treasuries	450,436	—	—	450,436
Corporate debt securities	—	70,009	—	70,009
Commercial paper	—	51,485	—	51,485
Long-term marketable securities:
U.S. government treasuries	410,147	—	—	410,147
Corporate debt securities	—	15,302	—	15,302
Total	$1,125,877	$136,796	$—	$1,262,673
Liabilities:
Foreign currency derivative contracts	$—	$111	$—	$111
Total	$—	$111	$—	$111
The carrying amounts of cost sharing reimbursements due from and payments due to related party, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels.

3.    Marketable Securities
All marketable securities were considered available-for-sale at September 30, 2022 and December 31, 2021. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as disclosed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$929,628	$—	$(10,870)	$918,758
Corporate debt securities(2)	43,007	—	(632)	42,375
Commercial paper	26,307	—	—	26,307
Total short-term marketable securities	998,942	—	(11,502)	987,440
Total	$998,942	$—	$(11,502)	$987,440
__________________________________________________
(1)Unrealized holding losses on 63 securities with an aggregate fair value of $918.8 million.
(2)Unrealized holding losses on 11 securities with an aggregate fair value of $42.4 million.

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

As of September 30, 2022 and December 31, 2021, a majority of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of September 30, 2022 or December 31, 2021. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, these marketable securities were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than 12 months or the loss is not material.

As of September 30, 2022 all of the Company’s marketable securities have an effective maturity of less than one year.

4.    Collaboration Agreements
Biogen

In August 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), which expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). The details of the Provisional Biogen Collaboration Agreement and the Biogen Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 6, "Collaboration Agreements", to the consolidated financial statements in the 2021 Annual Report on Form 10-K. During the third quarter of 2022, there were no changes to the terms of the Company’s collaboration agreement with Biogen, and no change in the transaction price for the Biogen Collaboration Agreement has been recorded during the three and nine months ended September 30, 2022.
A related-party contract liability of $290.8 million and $293.7 million was recorded on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. Approximately $288.9 million of the September 30, 2022 contract liability relates to the revenue allocated to the material right for an option under the ROFN and Option Agreement which is being deferred until resolution of the option, which is expected to be within one year of the balance sheet date, and $1.9 million of this contract liability relates to the portion of the Option Research Services performance obligation yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be more than one year. The Company recorded incremental research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss of $1.4 million and $3.8 million for the three and nine months ended September 30, 2022, respectively, representing cost sharing payments owed to Biogen for LRRK2 Development Activities. The Company recorded $1.4 million of cost sharing payments due to related party on the Condensed Consolidated Balance Sheet as of September 30, 2022. The Company recorded $1.2 million and $5.3 million of cost sharing reimbursements for LRRK2 Development Activities as an offset to research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021, respectively, and $1.2 million was recorded as cost sharing reimbursements due from related party on the Condensed Consolidated Balance Sheets as of December 31, 2021.

As of September 30, 2022, the Company had not achieved any milestones and had not recorded any product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 6, "Collaboration Agreements", to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. During the third quarter of 2022, there were no changes to the terms of the Company’s collaboration agreement with Sanofi, and no changes in the transaction price of the Sanofi Collaboration Agreement. The transaction price of the Sanofi Collaboration Agreement increased by $40.0 million during the nine months ended September 30, 2022 related to a $40.0 million milestone triggered in April 2022 upon first patient in a Phase 2 study of SAR443820/DNL788 in individuals with amyotrophic lateral sclerosis (ALS) which was paid in May 2022.

A contract liability of $23,352 and $3.4 million was recorded on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. This contract liability relates to the portion of the Alzheimer's Disease service performance obligation yet to be satisfied, with such amounts to be recognized over the estimated period of the services, which is expected to be less than a year as of September 30, 2022. The Company recorded no receivable associated with the Sanofi Collaboration Agreement on the Condensed Consolidated Balance Sheets as of both September 30, 2022 and December 31, 2021.

As of September 30, 2022, the Company had earned milestone payments of $65.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda
Takeda Collaboration Agreement

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"). The details of the Takeda Collaboration Agreement are further described in Note 6, "Collaboration Agreements", to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. Total preclinical milestone payments that Takeda may owe to the Company under this agreement is $55.0 million, all of which were earned and received as of September 30, 2022.
A contract liability of $27.9 million was recorded on the Condensed Consolidated Balance Sheet as of December 31, 2021 which was recognized in its entirety during the first quarter of 2022. No contract liability remains on the Condensed Consolidated Balance Sheet as of September 30, 2022.

There were no changes to the transaction price of the Takeda Collaboration Agreement during the third quarter of 2022. The transaction price of the Takeda Collaboration Agreement increased by $24.0 million during the nine months ended September 30, 2022 due to two $12.0 million preclinical milestones becoming unconstrained and recorded as collaboration revenue from customers. The first milestone was earned in January 2022 upon approval of the TAK-594/DNL593 ("PTV:PGRN") clinical trial application (CTA), and the second milestone was earned in June 2022 upon approval of the TAK-920/DNL919 ("ATV:TREM2") CTA. Payment for the PTV:PGRN milestone was received in February 2022, and the payment for ATV:TREM2 was received in July 2022. There was no receivable under the Takeda Collaboration Agreement as of either September 30, 2022 and December 31, 2021. The Company has no remaining performance obligations under the Takeda Collaboration Agreement.
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
During the three and nine months ended September 30, 2022, there were no changes to the terms of either the PTV:PGRN Collaboration Agreement or the ATV:TREM2 Collaboration Agreement and no changes to the transaction prices for either agreement. Under the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement, Takeda may be obligated to pay the Company up to an aggregate of $280.0 million upon achievement of certain clinical milestone events and up to an aggregate of $200.0 million in regulatory milestone events relating to receipt of regulatory approval in the United States, certain European countries and Japan. Takeda may also be obligated to pay the Company up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $150.0 million if one biologic product from each program achieves this milestone.

The Company recorded $2.3 million and $8.0 million of cost sharing reimbursements for PTV:PGRN Development Activities, and $1.6 million and $5.2 million of cost sharing reimbursements for ATV:TREM2 Development Activities, for the three and nine months ended September 30, 2022, respectively, as offsets to research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The cost sharing reimbursements for the three months ended September 30, 2022 are recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of September 30, 2022. There were no cost sharing reimbursements for the three and nine months ended September 30, 2021.
As of September 30, 2022, the Company had earned $10.0 million in option fee payments from Takeda under the PTV:PGRN and the ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Takeda Collaboration Agreement:
Takeda Collaboration Agreement Services(1)	$—	$4,425	$51,916	$18,597
Total Takeda Collaboration Revenue	—	4,425	51,916	18,597
Sanofi Collaboration Agreement
CNS Program License	—	—	40,000	—
Peripheral Program License	—	—	—	15,000
Alzheimer's Disease Services(2)	3,375	—	3,375	4
Total Sanofi Collaboration Revenue	3,375	—	43,375	15,004
Biogen Collaboration Agreement
Option Research Services(2)	184	860	2,889	2,546
Total Biogen Collaboration Revenue	184	860	2,889	2,546
Total Collaboration Revenue	$3,559	$5,285	$98,180	$36,147
_________________________________________________
(1)Revenue of $27.9 million and $15.6 million for the nine months ended September 30, 2022 and 2021, respectively, were included in the contract liability balance at the beginning of the period. All revenue for the three months ended September 30, 2021 was included in the contract liability balance at the beginning of the period.
(2)Revenue for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021 all represent amounts that were included in the contract liability balance at the beginning of the respective period.

5.     License Agreements
Genentech
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech License Agreement”). The details of the Genentech License Agreement are further described in Note 7, "License Agreements", to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. In June 2022, the Company paid Genentech a $7.5 million clinical milestone payment triggered upon the commencement of dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151 by the Company's collaboration partner Biogen. In September 2022, a further $5.0 million clinical milestone payment was triggered upon the commencement of dosing in the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety profile of BIIB122/DNL151 by the Company's collaboration partner Biogen. This $5.0 million milestone payment is included within accrued clinical and other research and development costs on the Condensed Consolidated Balance Sheet as of September 30, 2022.
Biogen is responsible for 50% of any payment obligation to Genentech under the Biogen Collaboration Agreement, including these clinical milestones, and accordingly $2.5 million and $6.3 million of research and development expense under this agreement was recorded in the three and nine months ended September 30, 2022, respectively. There were no expenses recorded under the Genentech License Agreement for the three and nine months ended September 30, 2021.
To date, the Company has made payments to Genentech of $20.0 million in the aggregate, including an upfront fee, a technology transfer fee and two clinical milestone payments, with $16.3 million of this recorded as research and development expense as incurred, after cost sharing reimbursements from Biogen.
6.    Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), as further described in Note 9, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. In August 2021, the Company entered into an operating lease for laboratory, office and warehouse premises in Salt Lake City, Utah (the “SLC Lease”). There was an amendment to the SLC Lease in July 2022, subsequent to which the rentable square feet is approximately 78,000, the contractual term is approximately 9.3 years which will commence upon completion of certain improvements by the landlord and the Company, and future undiscounted lease payments total approximately $19.5 million. For accounting purposes, the SLC lease, as amended, has not yet commenced as the landlord has not yet made the underlying asset available for use by Denali, and as such, no lease liability or ROU asset is recorded on the Condensed Consolidated Balance Sheets as of September 30, 2022, and no operating lease expense has been recorded for the three and nine months ended September 30, 2022.
Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rate of our operating leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rates, management considers observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the Company's existing operating leases recognized under ASC 842 during the three or nine months ended September 30, 2022.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost (1)	$3,306	$2,863	$8,857	$8,429
Cash paid for amounts included in measurement of lease liabilities	$2,899	$2,618	$8,193	$7,717

	As of September 30,
	2022		2021
Weighted average remaining lease term	6.4 years		7.6 years
Weighted average discount rate	8.9%		9.0%
__________________________________________________
(1)Including variable and short-term lease costs
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2022 (in thousands):

Year Ended December 31:
2022 (three months)	2,996
2023	12,238
2024	12,122
2025	11,793
2026	12,182
Thereafter	29,966
Total undiscounted lease payments	81,297
Present value adjustment	(19,251)
Net operating lease liabilities	$62,046
Sublease
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") for space in the corporate headquarters. The details of the Sublease Agreement are further described in Note 9, "Commitments and Contingencies", to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K. During the third quarter of 2022, there were no changes to the terms of the Sublease Agreement. Total sublease income, including rent and variable sublease cost reimbursements, of $1.0 million for both of the three months ended September 30, 2022 and 2021, and $2.9 million for both of the nine months ended September 30, 2022 and 2021, was recorded within Interest and other income, net in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The following table details the future undiscounted cash inflows relating to the Sublease Agreement as of September 30, 2022 (in thousands):

Year Ended December 31:
2022 (three months)	758
2023	3,096
2024	876
2025 and thereafter	—
Total undiscounted sublease receipts	$4,730

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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed.
As of September 30, 2022 and December 31, 2021, the Company had open purchase orders for biological product development and manufacturing costs totaling $37.9 million and $35.8 million, respectively. The activities under these purchase orders are expected to be completed by October 2029. As of September 30, 2022 and December 31, 2021, the Company had total non-cancellable purchase commitments under the DMSA of $36.0 million and $28.3 million, respectively.
During the three months ended September 30, 2022 and 2021, the Company incurred costs of $3.4 million and $5.8 million, respectively, and made payments of $3.9 million and $4.0 million, respectively, for the development and manufacturing services rendered under the DMSA. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $22.9 million and $14.2 million, respectively, and made payments of $19.6 million and $10.4 million, respectively, for the development and manufacturing services rendered under the DMSA.
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

Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2021	13,686,386	$24.33
Granted	2,168,090	43.54
Exercised	(610,816)	14.23
Forfeited	(495,030)	40.64
Balance at September 30, 2022	14,748,630	$27.02
Vested and expected to vest at September 30, 2022	13,137,935	$30.25
Exercisable at September 30, 2022	9,553,685	$21.08

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Nine Months Ended September 30,
	2022	2021
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	65.1% - 66.1%	62.2% - 63.7%
Risk-free interest rate	1.5% - 3.3%	0.5% - 1.2%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the nine months ended September 30, 2022:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2021	2,629,980	$43.97
Granted	1,739,356	37.77
Vested and released	(789,529)	40.14
Forfeited	(223,352)	45.53
Unvested and expected to vest at September 30, 2022	3,356,455	$41.55
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$14,716	$12,174	$45,144	$36,997
General and administrative	9,863	8,824	29,516	26,165
Total	$24,579	$20,998	$74,660	$63,162

8.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities, including all options issued and outstanding, ESPP shares issuable, and restricted shares subject to future vesting, that were not included in the diluted per share calculations for all periods presented because they would be anti-dilutive totaled approximately 18.4 million and 16.5 million shares as of September 30, 2022 and September 30, 2021, respectively.
9.    Subsequent Event
In October 2022, the Company sold 11.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $26.50 per share for aggregate net proceeds of approximately $296.2 million.

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

Forward-looking statements include, but are not limited to, statements about:

•the progress, success, cost and timing of our development activities, preclinical studies and clinical trials, and in particular the development of our blood-brain barrier (“BBB”) platform technology, programs and biomarkers, including the initiation and completion of studies or trials and related preparatory work, enrollment in such trials, the timing of when data from clinical trials will become available, the advancement of new molecule entities into clinical development and related timing, and the filing of investigational new drug applications or clinical trial applications;

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

•the impact of the COVID-19 pandemic, rising interest rates, and global economic and social conditions on our business; and

•our financial performance.

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

Our discovery and development strategy is guided by three overarching principles that we believe will significantly increase the probability of success and accelerate the timing to bring effective therapeutics to patients with neurodegenerative diseases:

•Degenogene Pathways – each of our programs addresses a molecular target or biological pathway that is genetically validated to cause or increase the risk for neurodegenerative diseases.

•BBB Platform Technology – we engineer our product candidates to cross the BBB and act directly in the brain by following a rigorous approach in designing small molecules and by using our proprietary TV platform technology to effectively deliver large therapeutic molecules, such as enzymes, proteins, antibodies, and oligonucleotides, across the BBB after intravenous administration.

•Biomarker-Driven Development – we discover, develop and use biomarkers to inform dose selection, assess clinical activity, and to identify patients most likely to respond to our therapies.

Our clinical-stage programs are:
•our ETV:IDS program, our lead brain-penetrant enzyme replacement therapy ("ERT"), enabled by our ETV, which is designed to restore iduronate 2-sulfatase ("IDS"), and reduce glycosaminoglycans ("GAGs"), both peripherally and in the brain, in patients with mucopolysaccharidosis II ("MPS II", or "Hunter syndrome");
•our recombinant progranulin ("PGRN") biotherapeutic enabled by our protein transport vehicle ("PTV:PGRN"), being developed in collaboration with Takeda, to address certain types of FTD, especially FTD-GRN caused by PGRN deficiency;
•our novel, selective, high affinity triggering receptors expressed on myeloid cells 2 ("TREM2") antibody, enabled by our ATV, being developed in collaboration with Takeda for the potential treatment of Alzheimer's disease;
•our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program, being developed in collaboration with Biogen, to address Parkinson’s disease ("PD");
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

The following table summarizes key information about our planned and ongoing clinical studies:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda
ATV:TREM2	TAK-920/DNL919	Ph 1	Alzheimer's disease	Joint with Takeda
LRRK2	BIIB122/DNL151	Ph 2b	PD	Joint with Biogen
Ph 3
eIF2B	DNL343	Ph 1b	ALS	Denali
RIPK1 (CNS-penetrant)	SAR443820/DNL788	Ph 2	ALS	Sanofi
		Ph 2 (planned)	MS	Sanofi
RIPK1 (Peripheral)	SAR443122/DNL758	Ph 2	CLE	Sanofi
		Ph 2 (planned)	UC	Sanofi
Collaborations and partnering are central components of our strategy to build, develop and commercialize our portfolio of product candidates. We have numerous arrangements with biopharmaceutical companies, technology companies, academic institutions, foundations, and patient-focused data companies.
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

•In March 2022, we announced the initiation of a Phase 1/2 Clinical Trial of TAK-594/DNL593 for Frontotemporal Dementia-Granulin (FTD-GRN). In January 2022, the clinical trial application ("CTA") for TAK-594/DNL593 (PTV:PGRN) was approved by the MHRA, triggering a $12.0 million milestone payment from Takeda which was received in February 2022. In November 2022, we announced that interim results from Part A of the Phase 1/2 study demonstrated that single doses of TAK-594/DNL593 resulted in substantial increases in CSF progranulin levels suggesting brain delivery of TAK-594/DNL593 was achieved and has the potential to address progranulin deficiency, which drives disease progression in people living with FTD-GRN. Single doses of TAK-594/DNL593 were also generally well tolerated, based on blinded safety analysis. These data support dosing in participants with FTD-GRN in Part B of the study;

•In March 2022, we mutually agreed under the Takeda Collaboration Agreement to terminate activity on the ATV:Tau program over which Takeda had an option to develop and commercialize jointly with the Company;

•In April 2022, our collaboration partner Sanofi commenced dosing in the HIMALAYA Phase 2 study of SAR443820/DNL788 expected to enroll approximately 260 participants with ALS, triggering a $40.0 million milestone payment, which was received in May 2022;

•In May 2022, Steve Krognes transitioned from his role as Chief Financial Officer to join the Company’s Board of Directors, and Alexander Schuth, M.D., former Chief Operating Officer and Secretary of the Company, added the Chief Financial Officer role to his responsibilities, becoming Denali’s Chief Operating and Financial Officer;

•In May 2022, our collaboration partner Biogen commenced dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151, as compared to placebo in approximately 640 participants with early-stage Parkinson’s disease, which triggered a clinical milestone payment of $7.5 million owed to Genentech;

•In August 2022, dosing commenced in the Phase 1 single ascending dose study of TAK-920/DNL919 in healthy volunteers in the Netherlands. In June 2022, the CTA for TAK-920/DNL919 (ATV:TREM2) was approved, triggering a $12.0 million milestone payment from Takeda which was received in July 2022. In January 2022, we announced that the TAK-920/DNL919 Investigational New Drug ("IND") application had been placed on clinical hold by the U.S. Food and Drug Administration ("FDA"). Denali plans to continue to engage with the FDA and regulatory authorities in Europe to define the path forward for the TAK-920/DNL919 clinical program;

•In August 2022, we announced that new longer-term interim data from the ongoing Phase 1/2 study for DNL310 (ETV:IDS) continues to show sustained normalization to healthy levels of CSF heparan sulfate and improvements in markers of lysosomal function consistent with durable CNS activity, and the safety profile with up to 85 weeks of dosing remains comparable with standard of care therapy. In addition, 49-week open label data on global impression of change continues to suggest stabilization and/or improvement in MPS II symptoms. The Phase 2/3 COMPASS study continues to enroll up to 54 participants with Hunter syndrome with and without neuronopathic disease; upon completion of the ongoing Phase 1/2 study, and together with data from the global COMPASS study, this combined data package will potentially support registration;

•In October 2022, we announced that in September 2022, our collaboration partner Biogen commenced dosing in the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety profile of BIIB122/DNL151, as compared to placebo in approximately 400 participants with Parkinson’s disease and a confirmed pathogenic mutation in the leucine-rich repeat kinase 2 (LRRK2) gene, which triggered a clinical milestone payment of $5.0 million owed to Genentech;

•In October 2022, we sold 11.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $26.50 per share for aggregate net proceeds of approximately $296.2 million; and

•In November 2022, our collaboration partner Sanofi presented Phase 1 healthy volunteer data on SAR443820/DNL788 at the Annual Northeast Amyotrophic Lateral Sclerosis ("NEALS") Meeting demonstrating a safety profile that was well-tolerated after single ascending doses and 14 days of multiple ascending doses taken orally once or twice daily, with favorable pharmacokinetic properties and excellent CNS penetrance. These data further support the ongoing global Phase 2 HIMALAYA study in participants with ALS.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $103.3 million and $227.3 million for the three and nine months ended September 30, 2022, respectively, and $84.6 million and $215.3 million for three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $872.3 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
Components of Operating Results
Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been collaboration and license revenue from our collaboration agreements with Takeda, Sanofi and Biogen.
In the future, we may continue to recognize revenue from the Takeda Collaboration Agreement, Sanofi Collaboration Agreement, and Biogen Collaboration Agreement, and may generate revenue from product sales or milestone payments, royalties and cost reimbursement from other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, option exercise fees, milestone payments, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Collaboration revenue:
Collaboration revenue from customers	$184	$5,285	$(5,101)	(97)%
Other collaboration revenue	3,375	—	3,375	*
Total collaboration revenue	3,559	5,285	(1,726)	(33)
Operating expenses:
Research and development	87,786	71,559	16,227	23
General and administrative	23,259	19,319	3,940	20
Total operating expenses	111,045	90,878	20,167	22
Loss from operations	(107,486)	(85,593)	(21,893)	(26)
Interest and other income, net	4,187	1,005	3,182	*
Loss before income taxes	(103,299)	(84,588)	(18,711)	(22)
Net loss	$(103,299)	$(84,588)	$(18,711)	(22)%
__________________________________________________
*Percentage is not meaningful.

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Collaboration revenue:
Collaboration revenue from customers	$94,805	$36,143	$58,662	*	%
Other collaboration revenue	3,375	4	3,371	*
Total collaboration revenue	98,180	36,147	62,033	*
Operating expenses:
Research and development	266,621	197,477	69,144	35
General and administrative	66,959	57,300	9,659	17
Total operating expenses	333,580	254,777	78,803	31
Loss from operations	(235,400)	(218,630)	(16,770)	(8)
Interest and other income, net	8,114	3,310	4,804	*
Loss before income taxes	(227,286)	(215,320)	(11,966)	(6)
Income tax expense	(27)	—	(27)	*
Net loss	$(227,313)	$(215,320)	$(11,993)	(6)%
__________________________________________________
*Percentage is not meaningful.

Collaboration revenue. Collaboration revenue was $3.6 million and $98.2 million for the three and nine months ended September 30, 2022, respectively, and $5.3 million and $36.1 million for the three and nine months ended September 30, 2021. The decrease in collaboration revenue of $1.7 million for the three months ended September 30, 2022, compared to the comparative period in the prior year, was primarily due to a decrease in revenue from our collaboration with Takeda as the preclinical performance obligations are now satisfied under the Takeda Collaboration Agreement, partially offset by an increase in revenue from our collaboration with Sanofi pertaining to Alzheimer's Disease service performance. The increase in collaboration revenue of $62.1 million for the nine months ended September 30, 2022, compared to the comparative period in the prior year was primarily due to our collaborations with Takeda and Sanofi. Takeda revenue increased for the nine months ended September 30, 2022 primarily due to preclinical milestone payments of $24.0 million earned for CTA approvals of TAK-920/DNL919 and TAK-594/DNL593, as well as $27.9 million recognized for the performance obligation satisfaction associated with termination of the Tau program. Sanofi revenue increased for the nine months ended September 30, 2022 primarily due to a $40.0 million milestone payment earned in April 2022 upon dosing the first patient in a Phase 2 study of SAR443820/DNL788 in individuals with ALS, compared with a $15.0 million milestone payment recognized in the comparable period related to the initiation of a Phase 2 study of SAR443122/DNL758 as well as revenue earned for performance of Alzheimer's Disease services in the third quarter of 2022.

Research and development expenses. Research and development expenses were $87.8 million and $266.6 million for the three and nine months ended September 30, 2022, compared to $71.6 million and $197.5 million for the three and nine months ended September 30, 2021, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ETV:IDS program external expenses	$12,610	$8,272	$47,743	$22,025
PTV:PGRN program external expenses	3,838	2,668	12,632	9,426
ATV:TREM2 program external expenses	1,936	4,026	6,637	10,355
TV platform and other program external expenses	6,102	3,694	19,252	5,749
LRRK2 program external expenses	7,099	3,231	17,387	8,383
eIF2B program external expenses	4,415	3,531	11,174	12,623
Other external research and development expenses	8,314	8,988	26,182	22,222
Personnel related expenses(1)	35,967	28,931	107,111	85,050
Other unallocated research and development expenses	9,967	9,412	27,963	26,916
Net cost sharing payments (reimbursements)(2)	(2,462)	(1,194)	(9,460)	(5,272)
Total research and development expenses	$87,786	$71,559	$266,621	$197,477
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $14.7 million and $45.1 million for the three and nine months ended September 30, 2022, respectively, and $12.2 million and $37.0 million for the three and nine months ended September 30, 2021, respectively, reflecting an increase of $2.5 million and $8.1 million, respectively.
(2)For the three and nine months ended September 30, 2022, net cost sharing reimbursements includes reimbursements from Takeda for the PTV:PGRN program (included within PTV:PGRN program external program expenses and Personnel related expenses) of $2.3 million and $8.0 million, respectively, and reimbursements from Takeda for the ATV:TREM2 program (included within ATV:TREM2 program external expenses and Personnel related expenses) of $1.6 million and $5.2 million, respectively. For the three and nine months ended September 30, 2022, cost sharing reimbursements were partially offset by cost sharing payments of $1.4 million and $3.8 million, respectively, owed to Biogen. For the three and nine months ended September 30, 2021, the entire amount represents cost sharing reimbursements from Biogen.

The increase in research and development expenses of approximately $16.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, was primarily attributable to the following:

•An increase of $4.3 million in ETV:IDS program external expenses reflecting the continued progress of this program in clinical trials during 2022, including costs related to our ongoing Phase 1/2 study and our potentially registrational Phase 2/3 study;
•An increase in external expenses related to the LRRK2 program of $3.9 million primarily due to a $5.0 million clinical milestone payment owed to Genentech which was triggered upon the commencement of dosing in the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety of BIIB122/DNL151 by our collaboration partner Biogen, partially offset by decreases in costs due to the transition of clinical activities to Biogen;
•Increases of $2.4 million and $1.2 million in TV platform and other program external expenses and PTV:PGRN program external expenses, respectively, reflecting the progress in our continued investment in developing our TV platform and associated programs; and
•An increase of $7.0 million in personnel related expenses, consisting of $4.5 million in employee compensation and $2.5 million in stock-based compensation expense pertaining to additional salaries, related expenses, and equity award grants driven by an increase in our research and development headcount.
These increases were partially offset by a decrease of $2.1 million in ATV:TREM2 program external expenses due to the timing of significant clinical related activities year over year and an increase of $1.3 million in cost sharing reimbursements primarily due to the commencement of cost sharing in the Takeda collaboration, as discussed above.
The increase in research and development expenses of approximately $69.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was primarily attributable to the following:
•An increase of $25.7 million in ETV:IDS program external expenses reflecting the continued progress of this program in clinical trials during 2022, including costs related to our ongoing Phase 1/2 study and our potentially registrational Phase 2/3 study;
•Increases of $13.5 million, $4.0 million and $3.2 million, in TV platform and other program external expenses, other external research and development expenses, and PTV:PGRN program external expenses, respectively, reflecting the progress in our PTV:PGRN program as well as our continued investment in developing our robust pipeline;
•An increase in external expenses related to the LRRK2 program of $9.0 million primarily due to $12.5 million in clinical milestone payments owed to Genentech in the nine months ended September 30, 2022 triggered upon commencement of dosing in the global Phase 2b LUMA study and the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety of BIIB122/DNL151 by our collaboration partner Biogen, partially offset by decreases in costs due to the transition of clinical activities to Biogen; and
•An increase of $22.1 million in personnel related expenses, consisting of increases of $14.0 million in employee compensation and $8.1 million in stock-based compensation expense pertaining to additional salaries, related expenses, and equity award grants driven by an increase in our research and development headcount.
These increases were partially offset by decreases of $3.7 million and $1.4 million in ATV:TREM2 program external expenses and eIF2B program external expenses due to the timing of significant clinical related activities year over year, and an increase of $4.2 million in cost sharing reimbursements primarily due to the commencement of cost sharing in the Takeda collaboration, as discussed above.

General and administrative expenses. General and administrative expenses were $23.3 million for the three months ended September 30, 2022 compared to $19.3 million for the three months ended September 30, 2021. The increase of $4.0 million was primarily attributable to the following:
•$1.9 million of increased personnel-related expenses consisting of employee compensation and stock-based compensation expense associated with additional salary expenses and equity award grants driven by higher general and administrative headcount;
•$1.2 million of increased other costs, including general corporate services, IT services and subscriptions, taxes, and travel-related expenses required to support our growing business; and
•$0.9 million of increased consulting and legal professional service expenses, with specific increases in consulting expenses related to investment in IT system implementation and market research for our key programs.
General and administrative expenses. General and administrative expenses were $67.0 million for the nine months ended September 30, 2022 compared to $57.3 million for the nine months ended September 30, 2021. The increase of $9.7 million was primarily attributable to the following:
•$6.9 million of increased personnel-related expenses consisting of employee compensation and stock-based compensation expense associated with additional salary expenses and equity award grants driven by higher general and administrative headcount; and
•$2.5 million of increased other costs, including general corporate services, IT services and subscriptions, taxes, and travel related expenses required to support our growing business.
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
In October 2022, we sold 11.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $26.50 per share for aggregate net proceeds of approximately $296.2 million.

Pursuant to our collaboration agreements with Takeda, Sanofi and Biogen, through September 30, 2022 we have received upfront, option and milestone payments of $105.0 million, $190.0 million, and $560.0 million, respectively, and have also received $23.0 million and $16.2 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million of reimbursement from Sanofi for the Phase 1b trial for DNL747 for ALS and associated activities.

Further, under associated stock purchase agreements with Takeda and Biogen, through September 30, 2022 we have received $110.0 million and $465.0 million, respectively, for the sale and issuance of shares of our common stock to collaboration partners.

As of September 30, 2022, we had cash, cash equivalents and marketable securities in the amount of $1.11 billion.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $872.3 million through September 30, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the 12 months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements and the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of September 30, 2022, operating lease liabilities were $62.0 million. Under other leases which have not yet commenced, such as the SLC lease, we have future undiscounted lease payments totaling approximately $19.5 million. Under the DMSA with Lonza, we had total non-refundable purchase commitments of $36.0 million as of September 30, 2022, with certain amounts subject to cost sharing with Takeda. Further, in the normal course of business, we enter into various firm purchase commitments primarily related to research and development activities. While the lease obligations span multiple years, the vast majority of the purchase commitments with Lonza and other obligations are due within 12 months. These commitments are more fully described in Note 9, "Commitments and Contingencies" to the consolidated financial statements included in Item 1. of our Annual Report on Form 10-K and have not materially changed during the nine months ended September 30, 2022.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(172,053)	$(145,895)
Net cash (used in) provided by investing activities	(13,828)	19,124
Net cash provided by financing activities	11,019	14,180
Net decrease in cash, cash equivalents and restricted cash	$(174,862)	$(112,591)
Net Cash Used In Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $172.1 million, which consisted of a net loss of $227.3 million, adjusted by non-cash items primarily related to stock-based compensation and depreciation, net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash (Used In) Provided By Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $13.8 million, which consisted of $628.3 million of purchases of marketable securities and $13.0 million of capital expenditures to purchase property and equipment, partially offset by $627.5 million in proceeds from maturities of marketable securities.
Net Cash Provided By Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $11.0 million in proceeds from the exercise of options to purchase common stock as well as the purchase of ESPP shares.
Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2022, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.11 billion as of September 30, 2022, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

The summary of risks below provides an overview of the principal risks we are exposed to. These risks are described more fully in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.

Risks Related to Our Business, Financial Condition and Capital Requirements
•We are in the clinical stages of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
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

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates
•We are heavily dependent on the successful development of our blood-brain barrier ("BBB") technology and the programs currently in our pipeline, which are in the preclinical and clinical development stages.
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
•Our clinical trials may reveal significant adverse events, toxicities, or other side effects and may fail to demonstrate substantial evidence of the safety and efficacy or potency of our product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization.
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
•We currently conduct clinical trials outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.
•Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.
•Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies and contractual obligations relating to privacy and data protection.
Risks Related to Our Reliance on Third Parties

•We depend on collaborations with third parties for the research, development and commercialization of certain product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.
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
•We depend on third-party suppliers for key raw materials used in our manufacturing, and the loss of these suppliers or their inability to supply us with adequate raw materials could harm our business.

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
•Our rights to develop and commercialize our BBB technology and product candidates are subject, in part, to the terms of licenses granted to us by others or licenses granted by us to others.
•We may not be able to protect our intellectual property and proprietary rights throughout the world.
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
•Our internal computer systems, or those used by our collaborators, CROs or other contractors, may fail or suffer security breaches or incidents that could compromise the confidentiality, integrity, and availability of such systems and data and expose us to liability, and affect our reputation.
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

Risks Related to Our Business, Financial Condition and Capital Requirements
We are in the clinical stages of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our clinical stage programs, ATV:TREM2, PTV:PGRN, eIF2B, RIPK1, ETV:IDS and LRRK2, are in various phases ranging from Phase 1 through Phase 3. We have not initiated clinical trials for any of our other current product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred significant net losses since our inception, including net losses of $103.3 million and $227.3 million for the three and nine months ended September 30, 2022, respectively, and $84.6 million and $215.3 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $872.3 million.

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

•defend against any product liability claims or other lawsuits related to our products; and

•build clinical manufacturing capabilities and capacity.

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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offering completed in January 2020, and payments received from our collaboration agreements with Biogen, Sanofi and Takeda. We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical and clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of September 30, 2022, we had $1.11 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as geopolitical uncertainty, rising inflation or interest rates or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical and clinical development. These programs require significant capital investment. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. We regularly review the programs in our portfolio, and terminate those programs which do not meet our development criteria, which we have done a number of times in the past.

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

Public health outbreaks, such as epidemics or pandemics involving infectious or contagious diseases, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to the spread of the disease, due to shutdowns that may be requested or mandated by federal, state and local governmental authorities or certain employers, or due to the economic consequences associated with the pandemic. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. For example, the COVID-19 pandemic caused a temporary disruption in our ability to recruit participants for our clinical trials in the calendar year 2020 and the first quarter of 2021. While it is not possible at this time to predict whether another pandemic, epidemic or infectious disease outbreak similar to COVID-19 will materialize, any measures taken by the governments of countries and local authorities in response to such future health crises have the potential to disrupt and delay the initiation of new clinical trials, the progress of our ongoing clinical trials, and could disrupt and delay our preclinical activities, and potentially the manufacture or shipment of both drug substance and finished drug product of our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or operating results.
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

Although we have largely lifted restrictions related to the COVID-19 pandemic, new resurgences could occur at any time, which may cause disruptions to our business going forward. Examples of disruptions to our business from COVID-19 have included:

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

Our business is headquartered in California, which was more severely affected by the COVID-19 pandemic than some other parts of the country. In June 2021, certain pandemic-related restrictions were lifted in California; however, should COVID-19 cases significantly increase, the relevant counties or state may re-institute pandemic-related restrictions. Our primary operations are located in South San Francisco and many of our employees have chosen to telecommute. Due to telecommuting patterns, modified schedules and work protocols to enable adequate physical distancing, our laboratory operations have at times and may again operate with decreased efficiency, which may impact certain of our operations over the near term and long term. Should these developments continue or worsen, our operations and program timelines may be negatively impacted and could result in the incurrence of additional costs.

We have clinical trial sites for our clinical studies in the United States and Europe, any of which may be affected by subsequent variants of the coronavirus, and the availability of vaccines at the clinical trial site locations. If healthcare facilities and offices are required to focus limited resources on non-clinical trial matters such as treatment of COVID-19 patients, then patient screening, new patient enrollment, and monitoring and data collection could be affected. For example, in 2020, we experienced a pause in enrollment in our BIIB122/DNL151 Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study. In all cases, recruitment resumed within several months; however, we have subsequently experienced certain delays in patient enrollment, and further pauses or delays could occur in our clinical trials, including as a result of social or economic unrest caused by the ongoing COVID-19 pandemic.

In March 2020, the FDA issued guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the trial and any disruption of the trial as a result of the COVID-19 pandemic, among others. In June 2020, the FDA issued guidance on manufacturing practice considerations for responding to COVID-19 infection in employees in drug and biologic products manufacturing, including recommendations for manufacturing controls to prevent contamination of the products. Other COVID-19 related industry guidance documents published by the FDA include updates to previous guidance related to Good Manufacturing Practices, guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and guidance on drug product manufacturing and supply chain inspections, among others. Should the FDA issue additional guidance with respect to COVID-19 protocols as relates to the implementation of our clinical trials, the costs of such clinical trials may increase. Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, and any variants of the coronavirus that may emerge in the future. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted.

To the extent the COVID-19 pandemic continues to adversely affect our business, operations and financial condition, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
Research and development of biopharmaceutical products is inherently risky. We are heavily dependent on the successful development of our BBB platform technology and the programs currently in our pipeline, which are in the preclinical and clinical development stages. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.

We are at an early stage of development of many of the product candidates currently in our programs and are further developing our BBB platform technology. To date, we have invested substantially all of our efforts and financial resources to identify, acquire intellectual property for, and develop our BBB platform technology and our programs, including conducting preclinical studies and clinical trials, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

We may not be successful in our efforts to further develop our BBB platform technology and current product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Our product candidates are in the early stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

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

For example, in January 2022, we announced that the TAK-920/DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. While we initiated a Phase 1 study in the Netherlands, we plan to continue to engage with the FDA and European regulatory authorities to define the path forward for the TAK-920/DNL919 clinical program.

Refer to “Item 1. Business—Our Programs” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a more detailed discussion of adverse effects ("AEs") and significant adverse effects ("SAEs") observed in our reported clinical trials for BIIB122/DNL151 and DNL310.

We cannot assure you that the IND clinical hold on TAK-920/DNL919 will be lifted, or that BIIB122/DNL151, DNL310, DNL343, SAR443820/DNL788, SAR443122/DNL758, and TAK-594/DNL593 or our other product candidates will not be subject to new, partial or full clinical holds in the future which may impact development plans.

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

Our most advanced product candidates, BIIB122/DNL151, DNL310, SAR443820/DNL788, SAR443122/DNL758, DNL343, TAK-594/DNL593 and TAK-920/DNL919 are currently our only clinical stage product candidates. In our completed Phase 1b clinical trial of former product candidate DNL201 in patients with Parkinson’s disease, there was one SAE considered unrelated to the drug, and at the high dose, there was one severe AE (headache) leading to dose reduction and one study withdrawal (headache and nausea). Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates.

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

We may face difficulties from changes to current regulations and future legislation. Current and future legislation may increase the difficulty and cost for us to commercialize our drugs, if approved, and affect the prices we may obtain, including changes in coverage and reimbursement policies in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if approved, profitably. Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act ("ACA"), was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the Department of Health and Human Services ("HHS") has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through September 30, 2022, unless additional Congressional action is taken. Under the current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

A wide variety of provincial, state, national, and international laws, and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the EU are governed by the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries and in the context of clinical trials, we currently rely on patient informed consent as the legal basis for such transfers. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with any EU clinical trials. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Additionally, the UK has implemented legislation that substantially implements the GDPR ("UK GDPR"), with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of UK data protection laws and regulations remain unclear. On June 28, 2021, the European Commission announced a decision of "adequacy" concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area ("EEA") to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how UK GDPR and data protection laws or regulations may develop in the medium-to-long term nor the effects of divergent laws and guidance regarding how data transfer to and from the UK will be regulated.

We may incur liabilities, expenses, costs, and other operational losses under the GDPR and the UK GDPR as well as privacy and data protection laws of Switzerland, the United Kingdom, and applicable EU Member States. We may find it necessary or appropriate to make additional changes to the ways we or our service providers collect, disclose, transfer, and otherwise process data within the EEA, Switzerland and the UK. This may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and prospects.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California has enacted legislation, the California Consumer Privacy Act ("CCPA"), that, among other things, requires covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA became effective on January 1, 2020. Some observers have noted the CCPA could be the beginning of a trend toward more stringent privacy legislation throughout the United States, as evidenced by the recent Virginia Consumer Data Protection Act, enacted March 2021, the Colorado Privacy Act, enacted June 2021, the Utah Consumer Privacy Act, enacted March 2022, and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, enacted May 2022. The CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, UK GDPR, CCPA, CPRA and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. The U.S. federal government is also contemplating federal privacy legislation. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, UK GDPR, CCPA, CPRA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. These and future laws and regulations may increase our compliance costs and potential liability.
It is possible that the GDPR, UK GDPR, CCPA, CPRA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices and compliance with such laws and regulations could require us to change our business practices and compliance procedures in a manner adverse to our business. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations. Furthermore, other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We cannot guarantee that we or our vendors may be in compliance with all applicable international laws and regulations as they are enforced now or as they evolve. For example, our privacy policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws. Our non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. In addition, if we are unable to properly protect the privacy and security of protected health information, we could be alleged or found to have breached our contracts.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, if a prolonged government shutdown or other disruption occurs, including due to travel restrictions, foreign COVID-19 related policies, staffing shortages, or public health reasons it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our clinical development plans, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.
Risks Related to Our Reliance on Third Parties
We depend on collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

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

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.
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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia's invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or predominately have primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we may be unable to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

As of September 30, 2022, we had approximately 413 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Cyber-attacks, breaches, interruptions or other data security incidents could result in legal claims or proceedings by private parties or governmental authorities, liability under federal or state laws that protect the privacy of personal information, regulatory penalties, significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. In the United States, notice of breaches must be made to affected individuals, the U.S. Secretary of the HHS, and for extensive breaches, notice may need to be made to the media or U.S. state attorneys general. Such a notice could harm our reputation and our ability to compete. The HHS has the discretion to impose penalties without attempting to resolve violations through informal means. In addition, U.S. state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. There can be no assurance that we, our collaborators, CROs, contractors, consultants, and any other business counterparties will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or breaches of systems. In addition, we do not maintain standalone cyber-security insurance and have limited insurance coverage in the event of any breach or disruption of our or our collaborators’, CROs’, contractors' or consultants' systems, including any unauthorized access or loss of any personal data that we may collect, store or otherwise process. The costs related to significant security breaches, incidents or disruptions could be material and exceed the limits of any insurance coverage we may have. To the extent that any disruption or security breach or incident were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure, use, acquisition, transfer, or other processing of confidential or proprietary information, including data related to our personnel, we could incur liability and the further development and commercialization of our product candidates could be delayed and our business and operations could be adversely affected and/or could result in the loss or disclosure or other unauthorized processing of critical or sensitive data, any of which could result in financial, legal, business or reputational harm to us.
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

The majority of our operations including our corporate headquarters are located in a single facility in South San Francisco, California. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.
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

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $232.3 million, federal research and development tax credit carryforwards of approximately $31.7 million, and orphan tax credit carryforwards of approximately $9.3 million, some of which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have experienced ownership changes in the past, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including in connection with our October 2022 offering, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, in August 2022, the United States enacted the Inflation Reduction Act, which implemented a 15% minimum tax on book income for certain companies and introduced a 1% excise tax on stock buybacks. In addition, the current tax administration has proposed changes to the orphan drug tax credit. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.
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

If securities analysts publish negative evaluations of our stock, or if they do not publish research or reports about our business, the price of our stock and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, or if we fail to meet the expectations of analysts, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price or trading volume to decline.
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

We filed a second shelf registration statement on February 28, 2022 and simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC, and Cantor Fitzgerald & Co., as sales agents, to establish an at-the-market facility pursuant to which we may offer and sell from time to time up to $400.0 million shares of our common stock. Further, the shelf registration allows us to sell, from time to time, an unspecified number of additional shares of common stock; shares of preferred stock; debt securities; warrants to purchase shares of common stock, preferred stock, or other securities; purchase contracts; and units representing two or more of the foregoing securities. In October 2022, we sold 11.9 million shares of common stock in an underwritten public offering pursuant to this second shelf registration statement.

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
In October 2022, we sold 11.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $26.50 per share for aggregate net proceeds of approximately $296.2 million. There has been no material change in the planned use of the net proceeds from the follow-on public offering as described in the final prospectus supplement filed with the SEC on October 20, 2022. We have invested or plan to invest the funds received in short-term, interest-bearing investment-grade securities and government securities.
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	November 3, 2022	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2022	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)