Form 10-K
period 2022-12-31
Denali Therapeutics Inc.
filed 2023-02-27
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.5 billion, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2022 of $29.43 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of outstanding shares of the registrant’s common stock as of February 21, 2023 was 136,677,646 par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2022 fiscal year ended December 31, 2022.

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

•our plans and ability to develop our own manufacturing facilities;

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

•the impact of adverse global economic conditions such as rising interest rates, rising inflation and increased labor market competition;

•the impact of the COVID-19 pandemic, increased geopolitical uncertainty and related economic disruptions and social conditions on our business; and

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

We are a clinical stage biopharmaceutical company developing a broad portfolio of product candidates engineered to cross the blood-brain barrier (“BBB”) for neurodegenerative diseases and lysosomal storage diseases. We have a diversified and differentiated portfolio of both small molecule and biotherapeutic medicines, comprising seven product candidates in clinical development across eight indications as well as more than a dozen preclinical therapeutic candidates. Each of our programs has been engineered for efficient delivery across the BBB to increase drug exposure in the brain after systemic administration. We have discovered and developed a proprietary platform technology called the Transport Vehicle or “TV”, which we have used in developing our portfolio of brain-penetrant therapies based on our Enzyme Transport Vehicle (“ETV”), Antibody Transport Vehicle (“ATV”), Protein Transport Vehicle (“PTV”), and Oligonucleotide Transport Vehicle (“OTV”). We believe the combination of a clinically validated delivery platform and a maturing therapeutic portfolio will position us for long-term success in our goal to advance next-generation, targeted medicines for people living with neurodegenerative diseases. We plan to further grow our discovery and clinical development capabilities and intend to build internal manufacturing capabilities and commercial infrastructure in a staged manner that is aligned with the progression of our portfolio. We aim to serve patients as a fully integrated global organization.

Key Achievements Since Company Founding in 2015

•Built a broad portfolio comprised of seven clinical-stage programs of which three are currently late-stage and a fourth program expected to enter late-stage development in 2023

•Invented and developed proprietary BBB TV technology with potential to deliver enzymes, antibodies, proteins and oligonucleotides via systemic administration
◦Advanced three TV-enabled programs to clinical development and established biomarker proof of concept with ETV:IDS
◦Achieved preclinical proof of concept for TV-enabled brain delivery of antisense oligonucleotides

•Advanced 10 investigational new drug applications and clinical trial applications for new molecules to enter clinical development

•Entered into three strategic collaborations totaling $1.3 billion in upfront payments and over $3 billion in potential milestones

•Published over 20 peer-reviewed papers in top-tier scientific journals

•Granted over 90 patents worldwide

•Three of our female leaders were recognized by various publications as leaders in the field

We have three late-stage development programs: DNL310 (ETV:IDS) for MPS II (Hunter syndrome); BIIB122/DNL151 (LRRK2 inhibitor) for Parkinson’s disease; and SAR443820/DNL788 (CNS-penetrant RIPK1 inhibitor) for amyotrophic lateral sclerosis (“ALS”). In addition, we have initiated planning for a Phase 2/3 study of DNL343 (eIF2B activator) as part of the HEALEY Platform Trial in ALS. SAR443820/DNL788 is also being evaluated in a Phase 2 study for multiple sclerosis. We are conducting first-in-human studies of TAK-920/DNL919 (ATV:TREM2) for Alzheimer’s disease and TAK-594/DNL593 (PTV:PGRN) for frontotemporal dementia-granulin (“FTD-GRN”). SAR443122/DNL758 (peripheral RIPK1 inhibitor) is in two Phase 2 studies for cutaneous lupus erythematosus (“CLE”) and ulcerative colitis ("UC").

As our portfolio matures and our company scales, we plan to maintain a deep focus on science to guide our efforts to discover, develop and deliver medicines to patients. Our discovery and development strategy is guided by three overarching principles that we believe will significantly increase the probability of success and accelerate the timing to bring effective therapeutics to people living with neurodegenerative diseases:

•Degenogene Pathways – each of our programs addresses a molecular target or biological pathway that is genetically validated to cause or increase the risk for neurodegenerative diseases.

•Engineering Brain Delivery – we engineer our product candidates to cross the BBB and act directly in the brain by following a rigorous approach in designing small molecules and by using our proprietary TV platform technology to effectively deliver large therapeutic molecules, such as enzymes, proteins, antibodies, and oligonucleotides, across the BBB after intravenous administration.

•Biomarker-Driven Development – we discover, develop and use biomarkers to inform dose selection, assess clinical activity, and identify patients most likely to respond to our therapies.

Our target indications include diseases with large patient populations, such as Alzheimer’s disease and Parkinson’s disease, as well as rare indications, such as Hunter syndrome, FTD-GRN and ALS. We expect our first potential product launches will be in rare disease categories. Launching first in rare indications gives us the opportunity to build and establish our commercial organization so that we are poised for success in larger indications over time. Our most advanced TV-enabled program, DNL310 (ETV:IDS), is intended to replace the standard of care in Hunter syndrome, which belongs to a group of rare lysosomal storage diseases (“LSDs”). LSDs affect more than 30,000 individuals worldwide for whom central nervous system (“CNS”) manifestations and many peripheral symptoms continue to remain unaddressed by the current standard of care, if available at all. We aim to leverage certain efficiencies of scale to support the commercialization of additional product candidates to create an LSD franchise. We are actively working toward building clinical manufacturing capabilities and continuing to expand our commercial capabilities in LSDs and intend to serve patients directly in several countries. In parallel, we are advancing our programs for rare neurodegenerative diseases such as ALS and FTD, which impact around 500,000 individuals worldwide. We may commercialize these product candidates, if approved, independently in key markets and/or leverage partnerships to ensure optimal access for patients. For the common neurodegenerative diseases, such as Alzheimer’s disease and Parkinson's disease, which afflict 40 to 50 million individuals worldwide, we plan to initially leverage strategic collaborations that contribute existing global commercial infrastructure.

Collaborations and partnering are central components of our strategy to build, develop and commercialize our portfolio of product candidates. We have numerous arrangements with biopharmaceutical companies, technology companies, academic institutions, foundations, and patient-focused data companies. Notable active arrangements include those with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), and Takeda Pharmaceutical Company Limited ("Takeda"), and Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). We hold significant development and commercialization rights to all of our CNS programs, including the programs which are subject to our collaboration agreements with Biogen, Sanofi and Takeda, where we share responsibility for clinical development and share commercialization rights in the United States and China. Our costs of developing programs associated with these collaborations are largely covered through upfront payments, expected incoming milestones and cost sharing. We may seek additional strategic partnering opportunities as we strive to capture the full value of our portfolio and platforms. For example, the TV platform has potential applications beyond our core focus on neurodegeneration (e.g., oncology, infectious disease, neuropsychiatry, pain).

At Denali, we are guided by the core Denali values of trust, growth, grit and unity, and these values form the foundation of our Environmental, Social & Governance (“ESG”) practices. Our working culture seeks to develop quality leaders, foster diversity and inclusion, and emphasize continuous growth. We embrace differences and acknowledge the valuable perspectives that a diverse and inclusive workforce brings to problem-solving and innovation. We strive to manage our operations in a way that is sustainable and reduces our impact on the environment, including through a Green Alternative program which provides researchers with information on suitable alternative chemicals that have a lower environmental impact for common solvents. Additionally, several waste streams have been segregated on-site for proper disposal or recycling, such as containers, food waste, plastics, styrofoam, and glass chemical containers, to maximize recycling and composting. We also maintain an ongoing commitment to corporate governance principles, with oversight of ESG matters by Denali's Board of Directors, and strong performance orientation in our compensation program.
Our Approach to Defeating Neurodegeneration
Our Scientific Principles

Degenogene Pathways

The number of genetic associations discovered in neurodegenerative diseases has grown rapidly in recent years. Degenogenes are genes that when mutated cause, or are major risk factors for, neurodegenerative diseases. Analysis of recently discovered degenogenes point to important disease pathways that, when dysregulated, increase the risk of developing neurodegenerative disease, and provide a strong scientific foundation for prioritizing drug development programs. We currently focus on programs that seek to modulate three key disease pathways:

•Lysosomal Function – Dysfunction of the lysosomal system, the disposal and recycling compartment of the cell, is associated with several neurodegenerative diseases, including Parkinson's disease and neurodegeneration in the context of LSDs. Degenogenes linked to lysosomal function include leucine-rich repeat kinase 2 ("LRRK2"), progranulin ("PGRN"), alpha-synuclein ("aSyn"), and lysosomal enzymes, including iduronate 2-sulfatase ("IDS"), sulfamidase ("SGSH"), and glucocerebrosidase ("GBA").

•Glial Biology – Glial cells, the resident immune cells of the brain, serve various functions including supporting neuronal health, pruning neuronal synapses, and providing immune surveillance and response in the brain. Genetic and pathological data suggest that glial dysfunction significantly contributes to neurodegenerative diseases, such as Alzheimer’s disease. Degenogenes that implicate immune dysfunction in the brain include triggering receptors expressed on myeloid cells 2 ("TREM2") and receptor interacting serine/threonine protein kinase 1 ("RIPK1"), a critical signaling protein in a canonical inflammatory and cell death pathway.

•Cellular Homeostasis – The brain is particularly susceptible to defects in lipid, protein or RNA homeostasis. Mutations in several ALS and FTD degenogenes alter RNA homeostasis and increase cellular stress. Eukaryotic initiation factor 2 B ("eIF2B") is an essential regulator of cellular stress, and modulators of eIF2B activity have been shown to be beneficial in numerous in vitro and in vivo models of neurodegenerative disease. Other degenogenes linked to cellular homeostasis include amyloid precursor protein ("APP"), Tau and Apolipoprotein E (“ApoE”).

Engineering Brain Delivery

Historically, the BBB has been a major challenge to the development of medicines for diseases of the CNS. While the BBB protects the brain from threats such as harmful substances and infections by tightly regulating transport of molecules into and out of the brain, the BBB also prevents the delivery of small- and large-molecule medicines to the brain in sufficient quantities to have therapeutic effect. We directly address the BBB challenge by engineering brain delivery for both small and large molecules.

Most small molecules are actively excluded from the brain by efflux pumps at the BBB; it has been estimated that approximately 98% do not cross the BBB. We rigorously design our small molecule therapeutic candidates to be orally bioavailable with chemical and physical properties that enable them to be readily absorbed from the gut and to penetrate the BBB while avoiding transporter-mediated efflux.

We invented, developed, and continue to optimize a proprietary technology, called the Transport Vehicle, to deliver our large molecule biotherapeutic candidates to the brain after systemic administration. Clinical and preclinical studies with several of our TV-enabled product candidates demonstrated high concentrations and broad distribution in all explored regions of the CNS and in key CNS cell types and showed improved pharmacodynamic effects compared to standard biotherapeutics. We believe that the TV can significantly increase the probability of success of biotherapeutics for CNS indications and can enable many new potential treatment options.

Our TV technology is modular and enables several classes of biotherapeutics to more effectively cross the BBB, including enzymes, antibodies, proteins and oligonucleotides. The TV technology is engineered to engage specific BBB transport receptors, such as the transferrin receptor (“TfR”), which are highly expressed in brain capillaries and facilitate transport of proteins into the brain (Figure 1) in a process called receptor mediated transcytosis, or RMT.

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

Our pipeline of TV-enabled programs currently includes three clinical-stage programs and more than a dozen programs in preclinical development. We demonstrated proof of concept with safety and pharmacokinetic and pharmacodynamic data from the ongoing Phase 1/2 study with DNL310 (ETV:IDS), and pharmacokinetic data from the ongoing Ph1 study with DNL593, as well as data from several preclinical studies in mouse and nonhuman primate models. Preclinical studies demonstrated robust and sustained pharmacodynamic effects in the brain after intravenous dosing of TV-enabled antibodies, enzymes, proteins, and antisense oligonucleotides ("ASOs"), while standard antibodies, enzymes, proteins and ASOs had no or minimal pharmacodynamic effects. These data show that TV-enabled product candidates have the potential to achieve therapeutically relevant concentrations in the brain after systemic administration, making them potentially superior to traditional biologic therapeutics in targeting neurodegenerative diseases.

Our TV technology is differentiated from other BBB technologies through its engineering approach, which may provide superior stability and safety and higher exposure of drug candidates in the brain (Figure 2).

TV Technology enables multiple modality-based platforms to effectively deliver a wide range of large molecule therapeutics across the **Blood-Brain Barrier**

transferrin
receptor (TfR)
binding site
integrated into Fc

Other RMT BBB approaches

TfR
binding
TfR
binding
TfR
binding

Single Chain Antibody Fusion | Standard Protein Antibody Fusion

Distinct TV engineering may translate into improved properties

- **Natural IgG Fc structure** without linkers or appended sequences
- **Monovalent, optimized affinity binding** to avoid vascular trapping and TfR degradation
- Ability to introduce or silence **effector function**
- Ability to deliver antibodies (**ATV**), enzymes (**ETV**), proteins (**PTV**), and ASOs (**OTV**)

Higher brain exposure

Greater modularity

Longer half-life

Better safety

Figure 2: Denali’s TV technology is modular and highly differentiated

Our most advanced TV-enabled program, DNL310 (ETV:IDS), is currently in an ongoing Phase 2/3 study, and we have advanced two additional TV-enabled molecules into clinical testing, namely, PTV:PGRN (TAK-594/DNL593) and ATV:TREM2 (TAK-920/DNL919). In addition, we plan to submit an IND application for another ETV-enabled molecule, DNL126 (ETV:SGSH) in the first half of 2023.

We believe that we can further expand our portfolio leveraging the modularity of the TV technology. In addition to our current focus on neurodegenerative diseases and LSDs, we are exploring programs in oncology (ATV:HER2) and infectious diseases as well as other neurological and neuromuscular indications (Figure 3). We may develop these additional programs ourselves in the future or seek partnerships.
Figure 3: Denali’s TV technology provides opportunities for platform expansion

Biomarker-Driven Development

As part of our strategy, we identify and validate biomarkers which are relevant for both animal models and human trials and are critical for selecting patients, predicting and measuring target engagement, supporting dose selection and enabling decisions on progression of product candidates to the next phase of development. When practicable, we are developing patient selection biomarkers for our programs to enable identification of patients with the relevant disease biology and stage of disease likely to benefit from targeted therapy in order to increase the likelihood of success of clinical trials. Ultimately, we expect to positively impact market acceptance of these targeted therapies, driven by high and meaningful response rates within the targeted population as defined by the patient selection biomarkers. In certain indications, regulatory approval may limit the market of a product candidate to target patient populations when patient selection biomarkers are used. In these indications, regulatory authorities may require us to run additional clinical trials prior to expanding the label for approval that includes a broader patient population.
Our Programs
The following table summarizes key information about our clinical programs and pipeline:

Figure 4: Denali’s current development pipeline

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases. Our programs are at different stages of clinical and preclinical development. In addition to our current clinical development portfolio, we expect to advance at least three new molecule entities (“NMEs”) into clinical development in the 2023 to 2025 timeframe. We discuss our most advanced programs in further detail below.

Our Transport Vehicle (TV)-Enabled Programs
DNL310 ETV:IDS Enzyme Replacement Therapy Program for MPS II (Hunter Syndrome)

MPS II, also called Hunter syndrome, is a rare genetic disease that affects over 2,000 individuals, primarily males, world-wide, and leads to behavioral, cognitive, and physical symptoms ultimately resulting in shortened lifespan. MPS II is caused by mutations in the iduronate-2-sulfatase (IDS) gene, which leads to a deficiency of the IDS enzyme. Symptoms often begin emerging around age two and include physical complications, including organ dysfunction, joint stiffness, hearing loss and impaired growth, and neurocognitive symptoms with impaired development. The disease is characterized by a buildup of glycosaminoglycans (GAGs) in lysosomes — the part of the cell that breaks down materials including GAGs. The current standard of care enzyme replacement therapy partially treats the physical symptoms but does not cross the blood-brain barrier, and as a result, cognitive and behavioral symptoms experienced by the majority of patients with MPS II are not addressed. Therapies that address behavioral, cognitive, and physical manifestations of the disease are one of the greatest unmet needs for this community.

DNL310 is an investigational fusion protein composed of IDS fused to Denali’s proprietary ETV, which is engineered to cross the blood-brain barrier via receptor-mediated transcytosis into the brain. Preclinical studies demonstrate that DNL310 delivers IDS to lysosomes, where it is needed to break down GAGs. DNL310 is engineered for broad delivery of IDS into cells and tissues throughout the body, including the brain with the goal of addressing the behavioral, cognitive, and physical manifestations of MPS II. In March 2021, the U.S. Food and Drug Administration granted Fast Track designation to DNL310 for the treatment of patients with MPS II. In May 2022, the European Medicines Agency granted DNL310 Priority Medicines designation. DNL310 is an investigational product candidate and has not been approved by any Health Authority.
Based on supportive clinical and preclinical data to date, we are conducting the Phase 2/3 COMPASS study in North America, South America, and Europe (Figure 5). The Phase 2/3 COMPASS study is expected to enroll 54 participants with MPS II, with and without neuronopathic disease. The participants will be randomized 2:1 to receive either DNL310 or idursulfase, respectively. Cohort A will include children ages ≥2 to <6 years with neuronopathic disease; cohort B will include children ages ≥6 to <17 without neuronopathic disease. Upon completion of the ongoing Phase 1/2 study, and together with data from the global COMPASS study, this combined data package is intended to support registration.
Figure 5: DNL310 Phase 2/3 COMPASS Study design

In parallel with the Phase 2/3 COMPASS study, we are also conducting a Phase 1/2 trial for DNL310 in patients with MPS II as a multicenter, multiregional, open-label, single-arm trial to assess the safety, pharmacokinetics, and pharmacodynamics of DNL310 administered once weekly by intravenous infusion. We have previously reported interim analyses from the Phase 1/2 study and most recently at the 2023 WORLD Symposium in February 2023. The presentation included data as of the September 2022 data cut off from the 28 participants enrolled in the Phase 1/2 study, all but one with neuronopathic MPS II, and having a median age of 5 years (range 2 to 12) at enrollment. Participants received weekly intravenous doses of DNL310 starting on day 1 of the study, with no wash-out period for those switching from idursulfase. Key results are summarized below.

The data reported at the 2023 WORLD Symposium continued to demonstrate that DNL310 enables rapid and sustained normalization of heparan sulfate in cerebrospinal fluid (CSF) with mean reductions from baseline of 91% and 90% at weeks 24 and 49, respectively. Normalization of CSF heparan sulfate was observed even in participants with high levels of preexisting anti-iduronate-2-sulfatase antibodies.(Figure 6).

BIOMARKERS: CSF HEPARAN SULFATE (HS)[a]

CSF Heparan Sulfate (ng/mL)
3000
2500
2000
1500
1000
500
0
BL
5
7
9
13
17
24
49
W104
Study Week
ADA Titer at BL
Negative
Positive/low-medium (<1×10⁶)
Positive/high (> 1×10⁶)

Week	n	Mean HS reduction from BL, %
24	25	90.6
49	19	90.0
104[b]	3	91.4

ADA, anti-drug antibodies. [a] Preliminary normal range (10th and 90th percentile) determined using 30 healthy adult CSF samples (age range, 18-81 years; median, 52 years). Total CSF GAG levels were similar in adults and children (Hendriksz et al. 2015). Normal range for CSF HS, 39.1-92.51 ng/mL. HS was measured as a sum of the disaccharides D0A0, D0A6, D0S0, D2S6. [b] Data for 1 week 104 time point was collected post clinical cutoff date.

Figure 6: Rapid normalization or near normalization of CSF HS was observed in all participants, was sustained at week 49, and remained normal in the three participants tested at week 104.

Sustained reduction of lysosomal lipid biomarkers in CSF was also observed, which is consistent with improved lysosomal function. At week 24, the mean decline in levels of gangliosides GM2, GM3, and glucosylsphingosine lipids were 64%, 54%, and 57%, respectively, which was sustained at week 49 (63%, 49%, and 48%, respectively).

After switching from idursulfase to DNL310, a mean decline from baseline of 85% and 89% was observed for heparan sulfate and dermatan sulfate biomarkers in the urine, respectively, at week 49, suggesting DNL310 has added peripheral activity over approved enzyme replacement therapy.

Exploratory clinical outcomes data from Vineland Adaptive Behavior Scales (VABS)-II (Figure 7) and Bayley Scales of Infant and Toddler Development (BSID)-III assessments (Figure 8) were reported for the first time at the 2023 WORLD Symposium and positive mean changes in raw scores over one year with DNL310 treatment relating to adaptive behavior and cognitive skill gains were observed, respectively. These raw score results are consistent with previously reported one-year findings from the Clinician Global Impression Scales of Change and Caregiver Global Impression Scales of Change, showing that most participants demonstrated improvement or stabilization across all domains at week 49 of study treatment.
Hearing, as assessed by auditory brainstem response (ABR) testing, numerically improved over time after initiation of DNL310 across all frequencies. At week 49, ABR thresholds showed statistically significant improvements across three of the four frequencies, with a trend toward greater improvement at higher frequencies.
The safety profile of DNL310 remains consistent with standard of care, now with data up to two years of treatment with DNL310. The most frequent treatment-emergent adverse events were infusion related reactions, which decreased in frequency and severity with continued dosing. An independent data monitoring committee met in October 2022 and recommended that the study may continue without modifications.
2023 expected progress and milestones:

•Presentation of additional interim Phase 1/2 data at the Society for the Study of Inborn Errors of Metabolism (SSIEM) Annual Symposium.
•Continued recruitment of participants with MPS II in the global Phase 2/3 COMPASS study.

Figure 7: Over 49 weeks, mean VABS-II raw scores increased across subdomains, including those particularly relevant to MPS families, reflecting adaptive behavior skill gain.

Figure 8: Mean increases were observed in BSID III Cognitive Raw Scores at Week 49 and were larger in magnitude when accounting for participants cognitively capable of completing the Kaufman Assessment Battery for Children.
TAK-594/DNL593 (PTV:PGRN) Program for FTD-GRN
FTD is the most common form of dementia in people under 60 years of age. While the progression of symptoms varies by individual, FTD brings an inevitable decline in function together with changes in personality and social behaviors, and sometimes language and/or motor dysfunction. Mutations in the granulin ("GRN") gene, which encodes the PGRN protein, generally result in reduced levels of PGRN and are among the most common genetic causes of FTD. It is estimated that FTD-GRN is 5-10% of the total FTD patient population. There are currently no approved medicines to stop or slow the progression of FTD or FTD-GRN.
As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Takeda to co-develop and co-commercialize TAK-594/DNL593 (PTV:PGRN), an investigational, brain-penetrant PGRN replacement therapy enabled by Denali's PTV platform and designed to restore normal levels of PGRN in the brain without interfering with normal PGRN transport and processing. Preclinical proof of concept demonstrates that PTV enhances brain uptake of recombinant PGRN as well as uptake by multiple cell types in the brain, including neurons and microglia, as compared to non-TV PGRN. In addition, TAK-594/DNL593 rescued both neurodegeneration and microglial dysfunction in PGRN-deficient mice. Our improved mechanistic understanding of the role of PGRN in lysosomal function indicates that direct delivery of TAK-594/DNL593 to the brain may be an effective therapeutic approach to increase PGRN levels in lysosomes for the potential treatment of people with certain types of FTD, especially FTD-GRN caused by PGRN deficiency.
Together with Takeda, we initiated a Phase 1/2 clinical trial of TAK-594/DNL593 for FTD-GRN in 2022. Interim results from Part A of this study evaluating DNL593 in healthy subjects were presented at the Frontotemporal Dementia Prevention Initiative meeting in November 2022 and demonstrated that single doses of DNL593 resulted in substantial increases in CSF PGRN levels suggesting brain delivery of DNL593 was achieved and has the potential to address PGRN deficiency, which drives FTD-GRN disease progression (Figure 9). Single doses of DNL593 were generally well tolerated, based on blinded safety analysis. The data support the ongoing recruitment of participants with FTD-GRN in Part B (ascending multiple doses) of the Phase 1/2 study.
2023 expected progress and milestones:

•Final data from Phase 1/2 Part A healthy volunteer study in mid 2023.
•Continued recruitment of participants with FTD-GRN in Part B (ascending multiple doses) of the Phase 1/2 study.

HV SAD SERUM PK
Mean (±SD) DNL593 Serum Conc. (Folds of LLOQ)
100,000
1,000
10
COHORT
A1
A2
A3
A4
A5
24
96
192
288
384
480
Time Post Infusion Start (hours)

HV SAD CSF PGRN (24h)
Total CSF PGRN (ng/mL; Endogenous + DNL593)
A1
A2
A3
A4
A5
Placebo
100
75
50
25
0
BL 24h
BL 24h
BL 24h
BL 24h
BL 24h
BL 24h
Visit/Time

Figure 9: Dose-dependent increase in CSF PGRN in healthy volunteers with intravenous DNL593.
TAK-920/DNL919 (ATV:TREM2) Program for Alzheimer's disease

Dementia affects more than 50 million people worldwide. Alzheimer's disease is the most common cause of dementia accounting for 60-70% of cases. TREM2 is a receptor expressed on microglia, the resident immune cells of the brain. Loss of function TREM2 genetic mutations are strongly associated with an increased risk for Alzheimer's disease; therefore, activating the receptor could be an efficacious therapeutic strategy.
As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Takeda to co-develop and co-commercialize TAK-920/DNL919 (ATV:TREM2), an investigational, brain-penetrant TREM2 agonist enabled by Denali's PTV platform and designed to activate TREM2 and improve microglial function. Animal model data demonstrate enhanced brain uptake and biodistribution with TAK-920/DNL919 as compared to a non-ATV TREM2 antibody and improved pharmacodynamic response, including enhanced microglia metabolism and mitochondrial respiration (Figure 10).

Figure 10: ATV:TREM2 shifts most microglia to responsive states compared to standard anti-TREM2 and a control ATV (ATV:CNTL) in mice. Single cell RNAseq UMAP plots of brain microglia 24h post 10 mg/kg dose in a APP KI;TfR KI mouse model. Source: Nature Neuroscience, January 12, 2023.

Together with Takeda, we initiated a Phase 1 single ascending dose study in healthy volunteers in the Netherlands in 2022 which is actively enrolling participants. In January 2022, we announced that the TAK-920/DNL919 Investigational New Drug ("IND") application had been placed on clinical hold by the U.S. Food and Drug Administration ("FDA"). We plan to continue to engage with the FDA and regulatory authorities in Europe to define the path forward for the TAK-920/DNL919 clinical program, including plans to advance into a Phase 1b study in patients with Alzheimer's disease.

2023 expected progress and milestones:

•Data from the Phase 1 single ascending dose study in healthy volunteers by year-end 2023.
DNL126 (ETV:SGSH) Program for MPS IIIA (Sanfilippo Syndrome A)

DNL126 (ETV:SGSH) is our second most advanced ETV program following DNL310 (ETV:IDS). DNL126 is in development for the potential treatment of MPS IIIA (Sanfilippo syndrome A), a rare lysosomal storage disease that causes fatal brain damage. MPS IIIA is caused by genetic defects that result in a reduction in the lysosomal activity of SGSH, an enzyme responsible for degrading heparan sulfates in the lysosome. There are no approved treatments for MPS IIIA. Preclinical data demonstrated that DNL126 reduced heparan sulfate in a dose-dependent manner in brain, cerebrospinal fluid and liver in an MPS IIIA model (Figure 11). Submission of an IND application is planned for the first half of 2023.

2023 expected progress and milestones:

•Submission of an IND application in the first half and Phase 1/2 recruitment activities in the second half of 2023.

Figure 11: 12 weekly doses of ETV:SGSH reduces brain, CSF, and liver HS levels in a MPS IIIA mouse model.
DNL622 (ETV:IDUA) for MPS I (Hurler syndrome)

Alpha-L-iduronidase (“IDUA”) is an enzyme responsible for degrading heparan and dermatan sulfate in the lysosome. Genetic defects in IDUA result in a reduction or absence of lysosomal IDUA activity and cause Hurler syndrome (or MPS I), which is characterized by alterations in the skeleton, heart, respiratory system, and brain. DNL622 (ETV:IDUA) is a recombinant IDUA enzyme engineered to cross the BBB, to replace IDUA, and to treat the cognitive, behavioral and physical manifestations of the disease. DNL622 is currently in the IND-enabling stage of preclinical development.

Oligonucleotide Transport Vehicle ("OTV") Platform

Oligonucleotides, such as ASOs, are a novel class of biotherapeutics with the potential to address the root cause of many diseases through modulation of gene expression. This class, however, has been limited in its potential for treatment of neurodegenerative diseases, primarily due to the challenge of delivering effective amounts of drug to relevant brain regions. Direct injection into the CSF (e.g., intrathecal injection) or certain brain regions has not achieved the robust biodistribution into deep brain tissue, which may be necessary for effective therapeutic activity.

Nonhuman primate data demonstrated that intravenous delivery of an ASO enabled by our OTV technology resulted in broad brain biodistribution of the ASO (Figure 12) and knockdown of target gene expression in all brain cell types, which was superior to intrathecal administration of the ASO. These data support the potential of our OTV platform to enable peripheral administration of oligonucleotide therapeutics and to address a wide range of neurodegenerative and other neurological diseases. Denali has selected five ASO targets for further development with a near-term focus on advancing two OTV candidates towards clinical development (Figure 13).

Figure 12: Broad brain biodistribution of an intravenously administered ASO enabled by our OTV technology (right) as compared to limited brain biodistribution of ASO delivered intrathecally (left).

Figure 13: OTV is designed to open a large potential indication space in neurodegeneration and beyond by enabling superior biodistribution of ASOs across brain regions, providing superior knockdown of target gene expression across all cell types, and enabling intravenous dosing of oligonucleotide therapeutics. Five ASO targets have been selected for further development with a near-term focus on advancing two OTV candidates towards clinical development.
Other TV-Enabled Discovery Programs
Our portfolio includes additional preclinical programs, including programs targeting amyloid beta ("Abeta") (“ATV:Abeta”) and HER2 (“ATV:HER2”).

Targeting Abeta plaques in the brain has been investigated by the field as a therapeutic approach to treat AD, and two Abeta-targeted antibodies, lecanemab and aducanumab, have been approved by the FDA using the Accelerated Approval pathway. These accelerated approvals were based on clinical data demonstrating that treatment was associated with a reduction in the accumulation of Abeta plaque in the brain, a defining feature of AD.

Our ATV:Abeta utilizes the TV platform to enable increased brain exposure and target engagement of anti-Abeta. In preclinical studies in mice, we demonstrated a notable difference in ATV:Abeta localization with plaques, and quantification revealed up to a 17-fold increase in ATV:Abeta signal colocalization with plaques compared to a non-TV-enabled Abeta antibody. This significant increase in target engagement compared to the standard antibody could indicate potential for superior efficacy or an improved therapeutic window. Biogen has an exclusive option to license ATV:Abeta, which option may be exercised up to the initiation of IND-enabling studies.

Human epidermal growth factor receptor 2 ("HER2") is a growth factor receptor that is over-expressed in multiple cancers, including breast, colorectal, and gastric cancer. Up to half of patients diagnosed with metastatic HER2-positive breast cancer have brain metastases for which limited treatment options exist. Using ATV, we have engineered mono- and bispecific formats of HER2 antibodies. In preclinical mouse studies, we have demonstrated improved anti-tumor activity of ATV-enabled HER2 antibodies in a HER2-positive peripheral tumor model. Our bispecific ATV:HER2 antibody demonstrated improved peripheral anti-tumor activity as compared to non-ATV HER2 antibodies as well as enhanced brain uptake as compared to a non-ATV HER2 antibody. The data support the potential for ATV:HER2 to treat HER2-positive peripheral tumors and brain metastases and to further validate the potential for TV applications in oncology.

Our Brain-Penetrant Small Molecule Programs

BIIB122/DNL151 LRRK2 Inhibitor Program for Parkinson's disease

Parkinson's disease is one of the most common brain diseases, affecting approximately 10 million people worldwide. It is commonly thought of as a movement disorder because patients can experience tremors, slowness of movement, stiffness and difficulty with walking and balance. In addition, Parkinson's patients can have other non-motor type problems such as constipation, depression and memory loss. The disease results from the loss of dopamine-producing cells in the brain and is likely caused by a combination of genetic and environmental risk factors.

Mutations in the LRRK2 gene are one of the most common genetic risk factors for Parkinson's disease. LRRK2 is involved in maintaining a healthy cellular environment by regulating lysosomal function through modification of Rab proteins. Increased levels of LRRK2 kinase activity lead to lysosomal dysfunction, which contributes to neurodegeneration. Inhibition of LRRK2 activity may slow the progression of Parkinson’s disease in patients, with and without known genetic risks based on restoration of lysosomal function.

As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Biogen to co-develop and co-commercialize our small molecule inhibitors of LRRK2 for Parkinson's disease. BIIB122/DNL151 is the most clinically advanced small molecule inhibitor of LRRK2 currently in clinical testing for Parkinson's disease. Results from Phase 1 and Phase 1b trials of BIIB122/DNL151 in healthy volunteers and patients with Parkinson's disease, respectively, showed robust target and pathway engagement as measured by pS935 LRRK2 and pT73 Rab10 (“pRab10”), respectively. In addition, a dose-dependent reduction in urine of the lysosomal lipid 22:6-bis[monoacylglycerol] phosphate (“BMP”), a biomarker of lysosomal function, was achieved with BIIB122/DNL151 treatment, providing evidence supporting improvement of lysosomal function. BIIB122/DNL151 was generally well tolerated across a broad range of doses for up to 28 days, the longest treatment duration in both studies.
Biogen is conducting two global late-stage clinical trials of BIIB122/DNL151: the Phase 2b LUMA study, which commenced in May 2022 and is evaluating the efficacy and safety of BIIB122/DNL151 as compared to placebo in approximately 640 participants with early-stage Parkinson's disease; and the Phase 3 LIGHTHOUSE study in approximately 400 participants with Parkinson's disease with a confirmed LRRK2 pathogenic variant, which commenced dosing in September 2022.

2023 expected progress and milestones:

•Continued recruitment of participants with Parkinson's disease in the Phase 2b LUMA and Phase 3 LIGHTHOUSE studies.
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
SAR443820/DNL788 RIPK1 Inhibitor Program for CNS Disease

As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Sanofi on the development of small molecules that inhibit RIPK1, a critical signaling protein in the tumor necrosis factor (“TNF”) receptor pathway and a regulator of inflammation and cell death. Increased RIPK1 activity in the brain drives neuroinflammation and cell necroptosis and contributes to neurodegeneration. RIPK1 inhibition has been shown to have beneficial effects in preclinical models of ALS, multiple sclerosis (“MS”), Alzheimer's disease, and other diseases.

SAR443820/DNL788 is our lead CNS-penetrant RIPK1 inhibitor in clinical development. Sanofi completed a Phase 1 trial of SAR443820/DNL788 in healthy volunteers in which robust target engagement was demonstrated at doses that were generally well tolerated. In 2022, Sanofi commenced dosing in the HIMALAYA global Phase 2 study of SAR443820/DNL788 and expects to enroll approximately 260 participants with ALS. A Phase 2 study of SAR443820/DNL788 in MS was initiated in January 2023 and is expected to enroll approximately 168 patients. In addition, we are leading preclinical exploration of SAR443820/DNL788 as a potential treatment for AD.

2023 expected progress and milestones:

•Completion of recruitment of participants with ALS in the Phase 2 HIMALAYA study.
•Ongoing recruitment of MS Phase 2 study.
DNL343 eIF2B Activator Program for ALS

We are developing DNL343 as a novel eIF2B activator with first-in-class potential for the treatment of ALS and other indications. eIF2B is an intracellular protein complex that regulates protein synthesis and is required for neuronal health and function. When neurons experience stress, activation of the integrated stress response (ISR) pathway leads to suppression of eIF2B activity, resulting in impaired protein synthesis and formation of stress granules. Stress granules are thought to be a precursor of TDP-43 aggregation, which is a hallmark pathology in ALS. DNL343 is designed to activate eIF2B and thereby restore protein synthesis, disperse TDP-43 aggregates, and improve neuronal survival.

Results from a Phase 1 study in healthy volunteers demonstrated that DNL343 was generally well tolerated for up to 14 days of dosing, with robust distribution in the CNS. Furthermore, biomarker assessments of DNL343 treatment confirmed ISR pathway engagement, demonstrating modulation of ISR-dependent genes and proteins in a dose-dependent manner.

We are conducting a Phase 1b multicenter, randomized, placebo-controlled, double-blind, 28-day trial followed by an 18-month open-label extension, designed to evaluate the safety, pharmacokinetics and pharmacodynamics of DNL343 participants with ALS. Enrollment in the study is complete with 29 participants. An interim analysis was performed after 20 participants randomized to receive either DNL343 or placebo had completed the double-blind period of the study. The interim results demonstrated that once-daily oral dosing with DNL343 for 28 days was generally well tolerated and demonstrated extensive BBB penetration as well as robust inhibition of biomarkers associated with the ISR pathway (ATF4 protein levels and CHAC1 gene expression) in blood samples from study participants at both doses levels of DNL343 (Figure 14).

Figure 14: An interim analysis (n=20) from the ongoing Phase 1b study demonstrated 28-day dosing with DNL343 reduced ISR biomarkers in blood samples from ALS patients.

The data to date continue to support late-stage development of DNL343. The design phase of the DNL343 regimen is underway for entry into the Phase 2/3 HEALEY ALS Platform Trial led by the Sean M. Healey & AMG Center for ALS ("Healey Center") at Massachusetts General Hospital ("MGH") in collaboration with the Northeast ALS Consortium ("NEALS") clinical trial network. The HEALEY ALS Platform Trial is a large-scale collaborative effort made possible by contributions from patients and families, clinical trial sites, industry partners and research collaborators to evaluate multiple investigational therapies simultaneously with the goal of accelerating the development of potential new treatments for ALS. Therapeutic candidates that enter the platform trial are chosen by a group of expert ALS scientists and members of the Healey & AMG Center.

2023 expected progress and milestones:

•Final data from the 28-day double-blind, placebo-controlled portion of the Phase 1b study in mid 2023.
•Initiation of Phase 2/3 study in the HEALEY ALS Platform Trial in mid 2023.

Other Programs

SAR443122/DNL758 RIPK1 Inhibitor Program for Peripheral Inflammatory Diseases

As part of our parallel development strategy, we have also developed a number of other structurally diverse CNS-penetrant and peripherally-restricted RIPK1 inhibitor molecules, which are included as part of the collaboration agreement with Sanofi, described in more detail in “Business - Licenses and Collaborations” below. Sanofi is conducting two Phase 2 studies of the peripherally-restricted RIPK1 inhibitor SAR443122/DNL758 (eclitasertib), one in patients with CLE and the other in patients with UC. Sanofi is solely responsible for the development and commercialization of peripherally restricted RIPK1 inhibitors.

2023 expected progress and milestones:

•Primary completion of Phase 2 CLE study in June 2023.
•Continued recruitment of participants with UC in the Phase 2 study.
Licenses and Collaborations
Biogen License and Collaboration Agreement and Right of First Negotiation, Option and License Agreement
Overview

In August 2020, we entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) pursuant to which we granted Biogen a license to co-develop and co-commercialize our small molecule LRRK2 inhibitor program (the “LRRK2 Program”), an option to our amyloid beta program utilizing our TV technology platform to cross the BBB as well as one other unnamed program also utilizing our TV technology platform (the “Option Programs”), and a right of first negotiation ("ROFN") with respect to two additional unnamed programs for indications within Alzheimer’s disease, Parkinson’s disease, ALS and MS utilizing our TV technology platform (the “ROFN Programs”), should we decide to seek a collaboration with a third party for such programs. In October 2020, we entered into a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) with Biogen (collectively the "Biogen Collaboration Agreement"). The material terms of the LRRK2 Agreement and the ROFN and Option Agreement were consistent with, and superseded, the Provisional Biogen Collaboration Agreement.
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
Development and Commercialization of LRRK2 Program

We and Biogen are jointly developing LRRK2 Products pursuant to a clinical development plan set forth within the LRRK2 Agreement. We and Biogen share responsibility and costs for global development of LRRK2 Products pursuant to a mutually agreed development plan and budget ("LRRK2 Development Activities"), with Biogen funding 60% of such costs and us funding 40% of such costs. We have the ability to opt out of the development cost sharing arrangement, as further described below.

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
Exclusivity of LRRK2 Program

During the term of the LRRK2 Agreement, neither we nor Biogen may conduct preclinical, clinical or commercial activities involving any small molecule that targets LRRK2 as its primary mechanism of action anywhere in the world, unless such molecule is included under the collaboration and only to the extent such activity is permitted under the LRRK2 Agreement or, with respect to Biogen, the molecule is an ASO product that is the subject of a collaboration between Biogen and a particular third party.
Termination

Each party may terminate the LRRK2 Agreement in its entirety, if the other party remains in material breach of the LRRK2 Agreement following a cure period to remedy the material breach. After giving a specified amount of prior notice to us, Biogen may terminate the LRRK2 Agreement for convenience in its entirety, or with respect to one or more specified regions of the world. We may terminate the LRRK2 Agreement if Biogen fails to conduct meaningful activities to advance the development or commercialization of any LRRK2 Products for a specified period of time, unless Biogen cures such failure within a certain period of time or if Biogen challenges any patents licensed to it under the LRRK2 Agreement. We and Biogen may each terminate the LRRK2 Agreement in its entirety if the other party is declared insolvent or in similar financial distress.

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
ROFN and Option Agreement

Option Programs

In addition to the LRRK2 Program, Biogen also received an exclusive option to license two preclinical programs enabled by our TV technology platform, including our ATV:Abeta program and a second program utilizing our TV technology for an undisclosed target, excluding small molecules, AAVs and oligonucleotides (each, an "Option Program"). Biogen’s option may be triggered up to initiation of IND-enabling studies for each program and continues for each program until a specified period of time after delivery of an option data package or 30 business days after the 5th anniversary of the effective date of the Provisional Biogen Collaboration Agreement, whichever is earlier.

ROFN Programs

Further, Biogen will have the right of first negotiation on two additional TV-enabled therapeutics within the fields of Alzheimer’s disease, Parkinson’s disease, ALS and MS should we decide to seek a collaboration with a third party for such programs, but this does not include any of our small molecule, AAVs or oligonucleotide programs. The ROFN period continues until seven years after the effective date of the Provisional Biogen Collaboration Agreement or the date on which we have offered Biogen two ROFN Programs and for which Biogen has agreed to trigger a ROFN for such program, whichever is earlier. However, if we do not execute an agreement with a third party with respect to a particular ROFN Program offered to Biogen within a specified amount of time, then Biogen will have one additional right to exercise the ROFN again with respect to such ROFN Program.
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
Common Stock Purchase Agreement

In August 2020, in connection with the Provisional Biogen Collaboration Agreement, we entered into a common stock purchase agreement with BIMA, pursuant to which we sold 13,310,243 shares of our common stock to BIMA for an aggregate purchase price of $465.0 million in September 2020. In connection with the sale of shares, we entered into a standstill and stock restriction agreement (the “Standstill Agreement”) with Biogen, pursuant to which Biogen agreed to certain transfer and standstill restrictions, which have now expired, with the exception of certain volume limitations. Biogen remains entitled to certain demand registration rights for the shares received in the transaction under the terms of the Standstill Agreement.
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

We and Sanofi are jointly developing products containing RIPK1 Inhibitors for neurological indications, such as Alzheimer’s disease, ALS and MS, and Sanofi is developing products containing RIPK1 Inhibitors for systemic inflammatory indications, such as CLE and UC.

The Sanofi Collaboration Agreement includes our and Sanofi’s RIPK1 Inhibitors that measurably penetrate the BBB ("CNS Products"), and our and Sanofi’s RIPK1 Inhibitors that do not measurably penetrate the BBB ("Peripheral Products"). The two most advanced RIPK1 Inhibitors in the collaboration are SAR443820/DNL788 and SAR443122/DNL758. SAR3443820/DNL788 is a CNS Product that was discovered by us and licensed to Sanofi who has completed Phase 1 trials in healthy volunteers, and is leading two distinct Phase 2 clinical trials in patients with ALS and MS. SAR443122/DNL758 is a Peripheral Product discovered by us, and licensed to Sanofi who is leading two distinct Phase 2 clinical trials in patients with CLE and UC.
License Grant

Under the Sanofi Collaboration Agreement, we granted Sanofi an exclusive, worldwide license under intellectual property that we control related to our RIPK1 Inhibitors, including certain intellectual property licensed to us by an academic institution.

Payments
When the Sanofi Collaboration Agreement became effective in November 2018, Sanofi paid us $125.0 million upfront. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. Sanofi has made milestone payments of $40.0 million for CNS clinical milestones through December 31, 2022, with an additional $25.0 million earned and received in January 2023 upon commencement of dosing in the Phase 2 study of SAR443820/ DNL788 in patients with MS. The cumulative earned and potential milestones include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, by the EMA and in Japan for three indications. Sanofi has made milestone payments of $35.0 million for peripheral clinical milestones through December 31, 2022.

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
Program for Development and Commercialization of CNS Products

We and Sanofi jointly develop CNS Products pursuant to a global development plan ("CNS Development Plan"). We will be responsible, at our cost, for conducting Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. Sanofi is responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for ALS and MS. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and us funding 70% and 30% of such costs, respectively. The Sanofi Collaboration Agreement contains certain protections for us with respect to Phase 3 development costs not included in the initial budget for the CNS Development Plan agreed by the parties, including a deferral mechanism for costs incurred above the budgeted amounts for such trials and for costs incurred in respect of Phase 3 and other clinical trials not contemplated in the initial CNS Development Plan. In addition, we have the ability to opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement, as further described below.

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
Takeda Option and Collaboration Agreement
Overview

In January 2018, we entered into a Collaboration Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which we granted Takeda an option with respect to our ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. Takeda paid us a $40.0 million upfront payment related to the collaboration, and an additional $110.0 million under a share purchase agreement in February 2018. The Takeda Collaboration Agreement became effective in February 2018, following satisfaction of certain requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In February 2019, we amended the agreement to replace the ATV:BACE1/Tau program with the ATV:Tau program and in March 2022, the parties mutually agreed to terminate activity on the ATV:Tau program over which Takeda had its option to develop and commercialize jointly with the Company. Takeda exercised the options for the PTV:PGRN and ATV:TREM2 programs in November 2021 and December 2021, respectively.
Research Phase and Takeda’s Option

Under the Takeda Collaboration Agreement we were responsible, at our cost, for conducting activities relating to pre-IND development of biologic products directed to the identified targets and enabled by our BBB delivery technology targeting TfR during the applicable option period. The option period continued for each target until the first biologic product candidate directed to the relevant target was IND-ready or about five years after selection of the target, whichever was earlier.

Takeda was obligated to pay us up to an aggregate of $25.0 million with respect to each of the programs under the Takeda Collaboration Agreement directed to a target and based upon the achievement of certain preclinical milestone events, up to $55.0 million in total after the ATV:Tau program termination, all of which was received by December 31, 2022.

Collaboration Activities Following Takeda’s Option Exercise

Subsequent to Takeda exercising its option with respect to a particular target and collaboration program (i.e., the biologic products directed to the target for which Takeda has exercised its option), Takeda has the right to develop and commercialize, jointly with us, a specified number of biologic products enabled by our BBB technology that were developed during the option period and which are directed to the relevant target, and we are obligated to grant to Takeda a co-exclusive license under the intellectual property we control related to those biologic products.

Takeda was obligated to pay us a $5.0 million option fee for each target for which Takeda exercised its option, and we received fees totaling $10.0 million from Takeda in 2021 for option exercise payments for the PTV:PGRN and ATV:TREM2 programs.

Since Takeda exercised its option for both collaboration programs, Takeda may be obligated to pay us up to an aggregate of $280.0 million upon achievement of certain clinical milestone events and up to an aggregate of $200.0 million in regulatory milestone events relating to receipt of regulatory approval in the United States, certain European countries and Japan. Further, Takeda may also be obligated to pay us up to $75.0 million per biologic product upon achievement of a certain sales-based milestone, or an aggregate of $150.0 million if one biologic product from each program achieves the milestone.

Further, we and Takeda share equally the development and commercialization costs, and, if applicable, the profits, for each collaboration program. However, for each collaboration program, we may elect not to continue sharing development and commercialization costs, or Takeda may elect to terminate our cost-profit sharing rights and obligations if, following notice from Takeda and a cure period, we fail to satisfy our cost sharing obligations with respect to the relevant collaboration program. After such an election by us or termination by Takeda becomes effective, we will no longer be obligated to share in the development and commercialization costs for the relevant collaboration program, and we will not share in any profits from that collaboration program. Instead we will be entitled to receive tiered royalties. The royalty rates will be in the low- to mid-teen percentages on net sales, or low- to high-teen percentages on net sales if we have met a certain co-funding threshold at the time of our election to opt out of co-development or Takeda’s termination of our cost-profit sharing rights and obligations, and, in each case, these royalty rates will be subject to certain reductions specified in the Takeda Collaboration Agreement. Takeda will pay these royalties to us for each biologic product included in the relevant collaboration program, on a country-by-country basis, until the latest of (i) the expiration of certain patents covering the relevant biologic product, (ii) the expiration of all regulatory exclusivity for that biologic product, and (iii) an agreed period of time after the first commercial sale of that biologic product in the applicable country, unless biosimilar competition in excess of a significant level specified in the Takeda Collaboration Agreement occurs earlier, in which case Takeda’s royalty obligations in the applicable country would terminate.

For each collaboration program for which we are sharing costs and profits with Takeda, we will lead the conduct of clinical activities for each indication up to the first trial with a clinical outcomes-based efficacy endpoint, and Takeda will lead the conduct of all subsequent clinical activities for that indication. For each collaboration program for which we are sharing costs and profits with Takeda, we and Takeda will jointly commercialize biologic products included in the relevant collaboration program in the United States and China. Unless we have opted out of cost-sharing for both collaboration programs, we have the right to lead commercialization activities in the United States for one collaboration program and Takeda will lead commercialization activities in the United States for all collaboration programs for which we do not lead commercialization activities. Further, Takeda will lead commercialization activities in China and will solely conduct commercialization activities in all other countries.

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

Exclusivity

Unless the Takeda Collaboration Agreement is terminated earlier, until expiration of an agreed period of time after the first regulatory approval in the United States or Europe of a biologic product within the applicable collaboration program, neither party may conduct clinical or commercial activities involving antibodies or protein-based therapeutic products directed to the same target (or in the case of a bi-specific program, the same combination of targets) that have an intended therapeutic effect in diseases and conditions of the CNS (including LSDs), except to the extent permitted under the Takeda Collaboration Agreement.
Termination

Each party may terminate the Takeda Collaboration Agreement in its entirety, or with respect to a particular collaboration program, as applicable, if the other party remains in material breach of the Takeda Collaboration Agreement following a cure period to remedy the material breach. Takeda may terminate the Takeda Collaboration Agreement in its entirety or with respect to any particular collaboration program, for convenience and after giving a specified amount of prior notice to us. Takeda may also terminate the Takeda Collaboration Agreement with respect to any collaboration program if the joint steering committee established under the Takeda Collaboration Agreement unanimously agrees that a material safety event has occurred with respect to the applicable collaboration program. We may terminate the Takeda Collaboration Agreement with respect to a particular collaboration program if Takeda fails to conduct material development and commercial activities for a specified period of time with respect to a collaboration program, unless Takeda cures such failure within a certain period of time. We and Takeda may each terminate the Takeda Collaboration Agreement in its entirety if the other party is declared insolvent or in similar financial distress or if, subject to a specified cure period, the other party challenges any patents licensed to it under the Takeda Collaboration Agreement.

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
Common Stock Purchase Agreement

Pursuant to the terms of the Takeda Collaboration Agreement, we entered into a common stock purchase agreement with Takeda in January 2018, pursuant to which we sold 4,214,559 shares of our common stock (the “Shares”) to Takeda for an aggregate purchase price of $110.0 million. We closed the sale to Takeda in February 2018.

At closing, we also entered into a standstill and stock restriction agreement (the “Standstill Agreement”) with Takeda. Pursuant to the terms of the Standstill Agreement, Takeda agreed to certain transfer and standstill restrictions for a specified period of time following the closing of the sale, which have now expired. Takeda remains entitled to certain demand registration rights with respect to the Shares following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act").

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

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and we changed the entity’s name to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd (by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”)). We made initial exercise payments under the Purchase Agreement and the F-star Gamma License of $18.0 million in the aggregate, less the net liabilities of F-star Gamma, which were approximately $0.2 million. In addition, we are required to make contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount following completion of the research phase of the F-star collaboration of $243.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $3.0 million in preclinical contingent payments, $30.0 million in clinical contingent payments, $60.0 million in regulatory contingent payments and $150.0 million in commercial contingent payments. In June 2019, we made a payment of $1.5 million to F-star Ltd upon the achievement of a specified preclinical milestone in the Company's ETV:IDS program.

Under the terms of the original F-star Collaboration Agreement, we could nominate up to three Fcab targets (“Accepted Fcab Targets”) within the first three years of the date of the F-star Collaboration Agreement. Upon entering into the F-star Collaboration Agreement, we had selected TfR as the first Accepted Fcab Target and paid F-star Gamma an upfront fee of $5.5 million, which included selection of the first Accepted Fcab Target. In May 2018, we exercised our right to nominate two additional Fcab Targets and identified CD98 as the second Accepted Fcab Target. We made a one-time payment for the two additional Accepted Fcab Targets of, in the aggregate, $6.0 million and extended the time period for our selection of the third Accepted Fcab Target until approximately the fourth anniversary of the date of the original F-star Collaboration Agreement. We did not identify a third Fcab Target. We were also responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. In July 2021, we executed a side letter to our agreements with F-star which confirmed the completion of the research services performed by F-star Ltd that were funded by us.

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

Our financial obligations upon entering the agreement with Genentech included an upfront payment of $8.5 million and a technology transfer fee of $1.5 million. In addition, we may owe Genentech milestone payments upon the achievement of certain development, regulatory and commercial milestones, up to a maximum of $315.0 million in the aggregate. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In the year ended December 31, 2022, we paid Genentech $12.5 million in milestone payments triggered upon the achievement of specified clinical milestone events in the company's LRRK2 program being developed in collaboration with Biogen, with milestones totaling $15.0 million earned through December 31, 2022.

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

We currently rely on third-party contract development and manufacturing organizations ("CDMOs"), to manufacture and supply our preclinical and clinical materials used during the development of our product candidates. We have established relationships with several CDMOs, including Lonza Sales AG ("Lonza") and WuXi Biologics Limited ("Wuxi"). Effective September 2017, we entered into a development and manufacturing services agreement with Lonza, which we have subsequently amended to add scope of work. We refer to this agreement, as amended, as the DMSA or the Lonza agreement. Pursuant to the Lonza agreement, Lonza agreed to provide clinical development and manufacturing services with respect to certain of our biologic products on a fee-for-service basis.

We do not currently operate facilities for product manufacturing, storage, distribution or testing. In August 2021 we entered into, and subsequently amended, a lease for a clinical manufacturing site in Salt Lake City, Utah. We plan to use the facility to expand our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies, with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials. The build-out of the Utah site is in process, and we currently expect to gain access to the facility in 2023 and begin manufacturing in 2024.

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

Our vision, however, is to become a fully integrated, independent global leader in neurodegeneration with capabilities spanning discovery, development, manufacturing and commercial in order to optimize speed, quality and level of patient access to our medicines. We look to grow strategically both in terms of therapeutic areas of high unmet need, starting with lysosomal storage diseases with CNS pathology and expanding into large neurodegenerative disorders, as well as from a geographic perspective, with an initial focus on establishing a commercial presence in the United States and the European Union ("EU"), with subsequent global expansion (including China).

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

Our product candidates will compete with current therapies approved for the treatment of neurodegenerative diseases, which to date have been primarily targeted at treating the symptoms of such diseases rather than halting or slowing the progression of the disease. However, in addition to such currently approved therapies, we believe that our product candidates, if approved, may also compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions, including but not limited to:

•Alzheimer’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Biogen, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), Eisai, Roche (including Genentech, its wholly owned subsidiary), Alector and Abbvie in various stages of development.

•Parkinson’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Prothena, Roche (including Genentech, its wholly owned subsidiary), Novartis/UCB, Biogen, Ionis, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), AstraZeneca, Takeda, Oncodesign/Servier and Neuron 23 in various stages of development.

•ALS: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Biogen, Ionis, Amylyx (FDA & Health Canada approval of Relyvrio/Albrioza), AB Science, Novartis, Bristol Myers Squibb, and Calico/Abbvie in various stages of development.

•FTD-GRN: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Alector/GSK, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), Passage Bio, Arkuda Therapeutics, Biomarin, Orchard Therapeutics in various stages of development.

•Lysosomal Storage Diseases: The currently approved treatments for LSDs are enzyme-based therapies. Various BBB-penetrant and direct to CNS delivered ERTs and gene therapies are being developed by several large and specialty pharmaceutical and biotechnology companies, including JCR Pharmaceuticals, RegenxBio, Homology Medicines, Orchard Therapeutics, Takeda and Ultragenyx in various stages of development.

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

As of December 31, 2022, our owned and licensed patent portfolio includes over 1,400 patents and patent applications, including over 30 licensed U.S. issued patents and 20 owned U.S. issued patents, covering certain aspects of our proprietary technology, our product candidates, and related inventions and improvements. The patent portfolio also includes over 450 licensed patents issued in jurisdictions outside of the United States, and over 800 owned patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For our product candidates and our BBB platform technology, we generally pursue or in-license patent protection covering compositions of matter, methods of use, and manufacture.

BBB Platform
We own ten patent families related to our BBB platform technology. These include a family directed to the composition and sequences of our TfR-binding TVs, which, if issued are expected to expire in 2038, not including any patent term adjustments and any patent term extensions. We also have two issued U.S. patents, which are also expected to expire in 2038, not including any patent term adjustments and any patent term extensions, as well as pending patent applications, to other BBB platform technology. Other families related to BBB platform technology, if issued, are expected to expire in 2038 or later, all not including any patent term adjustments and any patent term extensions. In addition, we license multiple patent families from F-star, the earliest issued patents of which are expected to expire in 2026, not including any patent term adjustments and any patent term extensions.

ETV Platform, ETV:IDS, and ETV: SGSH Programs

We own seven patent families directed to our ETV platform and related products, including ETV:IDS and ETV: SGSH. This includes an issued U.S. patent, which is expected to expire in 2038, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our ETV:IDS molecules, including DNL310. We also own five additional patent families directed to various aspects of our DNL310 program, which if issued, are expected to expire in 2039 or later, all not including any patent term adjustments and any patent term extensions. Of the seven patent families, two families relate to the composition of matter of our ETV:SGSH structures, including DNL126. Any patents issuing from these families are expected to expire in 2038 and 2041, respectively, not including any patent term adjustments and any patent term extensions.

PTV:PGRN Program

We own four patent families directed to our PTV:PGRN program. These include two families directed to the composition of matter of our PTV:PGRN structures, including TAK-594/DNL593, which, if issued, are expected to expire in 2039 and 2040, respectively, not including any patent term adjustments and any patent term extensions. We also own additional patent families directed to various aspects of our TAK-594/DNL593 program, which, if issued, are expected to expire in 2039 or later, all not including any patent term adjustments and any patent term extensions. Our PTV:PGRN program is subject to our Takeda collaboration.

ATV:TREM2 Program

We own five patent families related to our ATV:TREM2 program. These families include a granted U.S. patent, which is expected to expire in 2041, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our ATV:TREM2 molecules, including TAK-920/DNL919. The other four patent families, if issued, are expected to expire between 2038 and 2040, all not including any patent term adjustments and any patent term extensions. Our ATV:TREM2 program is subject to our Takeda collaboration.

Oligonucleotide Transport Vehicle Platform
We own two patent families related to our OTV platform. These families are directed to compositions and methods of use of our OTVs, and if issued, are expected to expire in 2042 and 2043, not including any patent term adjustments and any patent term extensions.
LRRK2 Inhibitor Program

Our LRRK2 program is subject to our collaboration agreement with Biogen. For this program, we license multiple patent families from Genentech directed to, among other things, DNL201, BIIB122/DNL151 and other related compounds, which are expected to expire in 2031, not including any patent term adjustments and any patent term extensions. Furthermore, we own additional patent families that have projected expiration dates in 2038 or later, not accounting for any patent term adjustments and any patent term extensions, related to the LRRK2 program. We also own a patent family that includes three issued U.S. patents, which are expected to expire in 2037, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of BIIB122/DNL151 and methods of treatment using BIIB122/DNL151, respectively, as well as pending patent applications and granted patents in jurisdictions outside the U.S.

RIPK1 Inhibitor Program

Our RIPK1 program is subject to our collaboration agreement with Sanofi. We own five patent families directed to our RIPK1 inhibitor program. These include a family with one issued U.S. patent, directed to the composition of matter of our current RIPK1 lead, SAR443820/DNL788, which is expected to expire in 2038, not including any patent term adjustments and any patent term extensions. We also own a patent family that includes two issued U.S. patents, which are expected to expire in 2037, not including any patent term adjustments and any patent term extensions, and pending patent applications, which are directed to the composition of matter of SAR443122/DNL758 as well as other RIPK1 inhibitor compounds.

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

•Submission of an IND to the FDA, which must become effective before human interventional clinical trials may begin;

•Approval by an independent institutional review board ("IRB") at each clinical trial site before each trial may be initiated;

•Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice ("GCP") requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

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

•Potential FDA inspection of the preclinical and/or clinical trial sites that generated the data in support of the NDA or BLA;

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

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events, chronic toxicity and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials that precludes study initiation and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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

•Phase II clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and Parkinson's disease information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

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

As a result of the COVID-19 pandemic, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, the FDA has issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including certain reporting requirements, and additional guidance on the good manufacturing practice considerations for responding to COVID-19 infection and other topics. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear. The extent to which the COVID-19 pandemic impacts our business, directly or indirectly through impacts on our contractors and suppliers, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the novel coronavirus disease (COVID-19). For example, in March 2020, the FDA issued guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. In 2021 and 2022, the FDA published a number of industry guidance documents, including updates to previous guidance, related to Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
NDA/BLA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the drug or biologic for the specified indication(s) and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use and/or from a number of alternative sources, including studies initiated by investigators or cooperative clinical groups. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2023 user fee schedule, effective through September 30, 2023, the user fee for an application requiring clinical data, such as an NDA or BLA, is $3,242,026. PDUFA also imposes an annual program fee for each marketed human drug or biologic of $393,933. Fee waivers or reductions are available in certain limited circumstances. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs for an orphan indication submission.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing, such as the issuance of a Refuse to File (RTF) letter. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of a new molecular-entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process may be extended by FDA requests for additional information or clarification.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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

A product may be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies based on an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality ("IMM"), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval subsequently provide additional data confirming the anticipated clinical benefit, for example by performing adequate and well-controlled post-marketing clinical trials. If clinical benefit is not confirmed, accelerated approval may be revoked. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions, as it deems necessary to assure safe use of the product. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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
Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Patient Protection and Affordable Care Act ("PPACA"), Affordable Care Act ("ACA"), signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

•analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components; and

•animal studies (including the assessment of toxicity).

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
Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping requirements, requirements to report adverse experiences, and complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians in the United States may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, an applicant would be required to submit and obtain FDA approval of a new NDA/BLA or a supplement before any material modifications can be implemented for a drug or biologic, including changes in labeling or manufacturing processes or facilities, which may require the development of additional data or nonclinical studies and clinical trials.

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

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Starting in January 2021, the MHRA assumed additional regulatory responsibilities for medical products marketed in the UK, as pan-EU regulatory procedures before the EMA no longer apply in the UK. MHRA and the National Institute for Biological Standards and Control ("NIBSC") recently issued new guidance documents to the industry regarding regulation under the UK system. Proposals set forth in the new MHRA guidance will take effect through legislative changes that are subject to parliamentary approval, which may increase the amount of resources and time needed for obtaining regulatory approval in the UK and delay our clinical development and commercialization. On January 1, 2024, MHRA plans to launch a new streamlined international recognition framework, which will replace the current European Commission Decision Reliance Procedure (ECDRP) and allow the MHRA to rely on or give regard to a European decision or decision of other regulators to grant a new marketing authorization for a product.
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

For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States indicates continued pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Employees and Human Capital Resources

As of December 31, 2022, we had approximately 427 full-time employees. A large majority of our employees work out of our headquarters location in South San Francisco, CA, with the remainder working out of our locations in Salt Lake City, Utah and Zurich, Switzerland.

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

Key areas of focus for Denali include:

Health and Safety. Our health and safety programs are designed around global standards with specifications addressing regulations, specific hazards, and the unique working environment of our operations. We mandate employee health and safety training and ergonomic assessments, and require specialized training for all lab-based employees. We conduct regular internal safety audits to ensure that proper safety policies and program procedures are in place. In addition, we engage both internal and third-party compliance assessments and audit selected operations for adherence to health and safety standards. Denali’s safety programs have been highly effective: since we commenced operations in 2015, we have had zero reportable regulatory safety incidents.

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

We have implemented several measures to ensure that we are accountable for making progress on our diversity and inclusion initiatives. Diversity and inclusion objectives are embedded in our annual performance goals. We also ensure pipeline diversity by partnering with each division in their workforce planning forecasts to develop initiatives and goals to recruit diverse talent across all leadership and skill areas. As of December 31, 2022, approximately 53% of our workforce and 51% of managers were female. As of December 31, 2022, ethnic or racial minorities represented approximately 53% of our workforce and 47% of our managers.

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
Corporate Information

We were incorporated in Delaware in 2013. Our principal executive offices are located at 161 Oyster Point Blvd., South San Francisco, California 94080. Our telephone number is (650) 866-8548. Our website address is www.denalitherapeutics.com. We also use our website as a channel of distribution of important company information, including news or announcements regarding our financial performance, investor events and press releases. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

We file electronically with the Securities and Exchange Commission ("SEC") our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We make available on our website at www.denalitherapeutics.com, free of charge, copies of these reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website or social media sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

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
ITEM 1A.     RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, also may impair our business operations and the market price of our common stock.

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
•If securities analysts publish negative evaluations of our stock, or if they do not publish research or reports about our business; the price of our stock and trading volume could decline.
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

Risks Related to Our Business, Financial Condition and Capital Requirements
We are in the clinical stages of drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our clinical stage programs, ATV:TREM2, PTV:PGRN, eIF2B, RIPK1, ETV:IDS and LRRK2, are in various phases ranging from Phase 1 through Phase 3. We have not initiated clinical trials for any of our other current product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
We have incurred significant net losses since our inception, including net losses of $326.0 million and $290.6 million for the years ended December 31, 2022 and 2021, respectively. We had net income of $71.1 million for the year ended December 31, 2020. As of December 31, 2022, we had an accumulated deficit of $971.0 million.
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

•maintaining, protecting, expanding and enforcing our portfolio of intellectual property rights;

•attracting, hiring and retaining qualified personnel;

•general economic conditions, including conditions resulting from rising inflation and interest rates, geopolitical uncertainty and instability or war; and

•addressing any delays in our clinical trials or other impacts from the COVID-19 pandemic.
Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our current or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.
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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offering completed in January 2020 and October 2022, and payments received from our collaboration agreements with Biogen, Sanofi and Takeda. We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical and clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of December 31, 2022, we had $1.3 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as geopolitical uncertainty, rising inflation or interest rates or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.
We cannot be certain that additional funding will be available when we need it, on terms acceptable to us or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, which could materially affect our business, financial condition, results of operations and growth prospects, and cause the price of our common stock to decline.
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

We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical and clinical development. These programs require significant capital investment. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and replenishing our portfolio. We regularly review the programs in our portfolio, and terminate those programs which do not meet our development criteria, which we have done a number of times in the past.

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

Public health outbreaks, such as epidemics or pandemics, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to the spread of the disease, due to shutdowns that may be requested or mandated by federal, state and local governmental authorities or certain employers, or due to the economic consequences associated with the pandemic. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. For example, the COVID-19 pandemic caused a temporary disruption in our ability to recruit participants for our clinical trials in the calendar year 2020 and the first quarter of 2021. While it is not possible to predict whether another pandemic, epidemic or infectious disease outbreak similar to COVID-19 will materialize, any measures taken by the governments of countries and local authorities in response to such future health crises have the potential to disrupt and delay the initiation of new clinical trials, the progress of our ongoing clinical trials, and could disrupt and delay our preclinical activities, and potentially the manufacture or shipment of both drug substance and finished drug product of our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or operating results.
The continued impact of the COVID-19 pandemic may materially and adversely affect our business, operations and financial condition.

We are actively monitoring, evaluating and responding to developments relating to COVID-19, including protocols and guidance as set forth by the CDC and other state, local and government authorities. In response to the COVID-19 pandemic, we implemented policies that enabled some of our employees to work remotely, which policies may continue for an indefinite period. We also implemented various safety protocols for all on-site personnel. Due to telecommuting patterns, modified work schedules and work protocols to enable adequate physical distancing, our laboratory operations have at times and may again operate with decreased efficiency. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

Examples of disruptions to our business from COVID-19 have included:

•delays or difficulties in enrolling patients in our clinical trials, particularly elderly subjects, who are at a higher risk of complications from COVID-19;

•difficulties interpreting data from our clinical trials due to the possible effects of COVID-19 on subjects enrolled in our clinical trials who contract COVID-19;

•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting clinical trials;

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

We have clinical trial sites for our clinical studies in the United States and Europe, any of which may be affected by the ongoing COVID-19 pandemic. For example, if healthcare facilities and offices are required to focus limited resources on non-clinical trial matters such as treatment of COVID-19 patients, then patient screening, new patient enrollment, and monitoring and data collection could be affected. For example, in 2020, we experienced a pause in enrollment in our BIIB122/DNL151 Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study. and we have subsequently experienced certain delays in patient enrollment. Further pauses or delays could occur in our clinical trials, including as a result of social or economic unrest caused by the COVID-19 pandemic.

The FDA has issued substantial pandemic-related guidance regarding, among other things, clinical trials and drug manufacturing. Should the FDA issue additional guidance with respect to COVID-19 protocols as relates to the implementation of our clinical trials, the costs of such clinical trials may increase. Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus, and any variants of the coronavirus that may emerge in the future. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted.

To the extent the COVID-19 pandemic continues to adversely affect our business, operations and financial condition, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
Research and development of biopharmaceutical products is inherently risky. We are heavily dependent on the successful development of our BBB platform technology and the programs currently in our pipeline, which are in preclinical and clinical development stages. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing approval, which is necessary before they can be commercialized.
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

•our drug delivery platform technology may not be clinically viable;

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

•if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate; and

•a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.
If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business.

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
If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate, and may never receive such regulatory approval even if a product candidate successfully completes clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy or potency, purity, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities or do so within the time frame we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue, business, financial condition, results of operations and growth prospects could be negatively affected.

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
Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND, or a clinical trial application ("CTA"), will result in the FDA or EMA, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

•failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices ("cGCPs") requirements, or other regulatory guidelines in other countries;

•occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•changes in the approval policies or regulations of the FDA or other regulatory authorities;

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

•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; and

•delays associated with the COVID-19 pandemic.
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by any regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

For example, in January 2022, we announced that the TAK-920/DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. While we initiated a Phase 1 study in the Netherlands, we plan to continue to engage with the FDA and European regulatory authorities to define the path forward for the TAK-920/DNL919 clinical program. We cannot assure you that the IND clinical hold on TAK-920/DNL919 will be lifted, or that our other product candidates will not be subject to new, partial or full clinical holds in the future which may impact development plans.

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

•public health crises, such as the ongoing COVID-19 pandemic;

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
Even if such clinical trials are successfully completed, we cannot guarantee that the FDA will approve the product candidates for the proposed indications, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, or to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval, such as requiring us to narrow our indications to a smaller subset, may also limit its commercial potential.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary, interim or topline data from our nonclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim, or topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approval or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed.
We face significant competition in an environment of rapid technological and scientific change, and our operating results may suffer if we fail to compete effectively.
The development and commercialization of new drug products is highly competitive. Moreover, the neurodegenerative field is characterized by strong and increasing competition. Our potential competitors include pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and other public and private research organizations that conduct research. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

A number of large pharmaceutical and biotechnology companies are developing products for the treatment of the neurodegenerative disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease, Hunter syndrome, and ALS. Companies that we are aware are developing therapeutics in the neurodegenerative disease area include companies with significant financial resources, such as Abbvie, Alector, AstraZeneca, Biogen, Bristol-Myers Squibb, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), GlaxoSmithKline, Ionis, JCR Pharmaceuticals, Johnson & Johnson, Novartis, Roche (including Genentech, its wholly owned subsidiary), Sanofi and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

Many of our current or potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain regulatory approval for their products more rapidly than we do, and may obtain orphan product exclusivity for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.
The manufacture of our product candidates, particularly those that utilize our BBB platform technology, is complex and we may encounter difficulties in production. We may fail to successfully manufacture our product candidates, operate our own manufacturing facility, or obtain regulatory approval to utilize or commercialize from our manufacturing facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.
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

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities, which we are actively building in Salt Lake City, Utah. Under an operating lease for approximately 78,000 rentable square feet of laboratory, office and warehouse premises, we have initiated the build-out of our Utah site to expand our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies. In addition, building internal manufacturing capacity carries significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner. To date, we have experienced delays with the manufacturing site build-out, and there can be no assurance that our current and future efforts to scale our internal manufacturing capabilities will succeed.
In addition, the manufacturing process, including any material modifications in the manufacturing process for any products that we may develop is subject to regulatory authority approval processes, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable regulatory authority requirements, including complying with current good manufacturing practices ("cGMPs"), on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.
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
There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.
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
In Europe, if competitors are able to obtain marketing approval for biosimilars referencing our large molecule product candidates, such products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk when and if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our product candidates. Even successful defense would require significant costs to defend litigation and a diversion of management's time and resources. Regardless of the merits or eventual outcome, liability claims may result in a decreased or interrupted demand for our products, injury to our reputation, withdrawal of clinical trial participants and inability to continue clinical trials, and initiation of investigation by regulators. Any successful liability claims could result in substantial monetary awards to trial participants or patients; product recalls, withdrawals, or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any product candidate; and a decline in our share price.
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

The time required to obtain approval by the FDA, EMA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Moreover, regulatory authorities may fail to approve companion diagnostics that we contemplate using with our therapeutic product candidates. We have not submitted for, or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.
Applications for our product candidates could fail to receive regulatory approval in an initial or subsequent indication for many reasons, including but not limited to the following:

•regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy or potency and safety in the full population for which we seek approval;

•we may be unable to demonstrate to the regulatory authorities that a product candidate’s risk-benefit ratio when compared to the standard of care is acceptable;

• regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;

•we may be unable to demonstrate to the regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

• regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•the approval policies or regulations of the regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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

Our most advanced product candidates, BIIB122/DNL151, DNL310, SAR443820/DNL788, and SAR443122/DNL758, DNL343, TAK-594/DNL593 and TAK-920/DNL919 are currently our only clinical stage product candidates. Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates.

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
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to

•regulatory authorities may withdraw approvals of such product and cause us to recall our product;

•regulatory authorities may require additional warnings on the label;

•we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

•we may be required to create a Risk Evaluation and Mitigation Strategy plan to assure safe use;

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
We currently and may in the future conduct clinical trials for our product candidates outside the United States, and the FDA, EMA, and applicable foreign regulatory authorities may not accept data from such trials.
We currently conduct clinical trials outside the United States, including in Europe, and may continue to do so in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

While healthcare professionals are free to use and prescribe drug products for off-label uses, the FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the FDA-approved labeling. A company that is found to have improperly promoted off-label uses may be subject to large civil and criminal fines, penalties, and enforcement actions. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations.
Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a Risk Evaluation and Mitigation Strategy) or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our non-biologic products or safety, purity, and potency for our biologic products, in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. Further, in December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things, issue warning letters, impose penalties, suspend regulatory approvals, or require a product recall. Any of these actions by a regulatory agency could require us to expend significant time and resources, generate negative publicity, and adversely affect the value of our company.

We have received orphan drug designation from the FDA for DNL310, and plan to seek orphan drug designation for additional product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition where there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Once granted, orphan drug designation entitles a party to financial incentives and certain exclusivity protections. In February 2019, the FDA granted orphan drug designation for our DNL310 program in Hunter syndrome. However, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease, and can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product. We plan to seek orphan drug designations for some other product candidates, but we may be unable to obtain such designations.

Further, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. These include the enactment of the Affordable Care Act of 2010 (“ACA”), the American Rescue Plan Act of 2021, which will eliminate a statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs, and the July 2021 executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. It is unclear how future litigation or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for any product candidates that are approved, our ability to receive or set a price we believe is fair for our products, our ability to generate revenue or achieve profitability, the level of taxes we are required to pay, and the availability of capital.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA, EMA and other comparable foreign regulatory authorities; provide true, complete and accurate information to the regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal, state, local, and foreign healthcare fraud and abuse laws. The laws that may impact our operations include the federal Anti-Kickback Statute, the False Claims Act, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), the federal Physician Payment Sunshine Act, federal consumer protection and unfair competition laws, and analogous state and foreign laws and regulations. These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements.

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

A wide variety of provincial, state, national, and international laws, and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the EU are governed by the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries and in the context of clinical trials, we currently rely on patient informed consent as the legal basis for such transfers. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with any EU clinical trials. Additionally, the UK has implemented legislation that substantially implements the GDPR (the "UK GDPR"), with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of UK data protection laws and regulations remain unclear. On June 28, 2021, the European Commission announced a decision of "adequacy" concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area ("EEA") to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the UK GDPR and data protection laws or regulations may develop in the medium-to-long term.

We may incur liabilities, expenses, costs, and other operational losses under the GDPR and UK GDPR as well as privacy and data protection laws of Switzerland, the United Kingdom, and applicable EU member states. We may find it necessary or appropriate to make additional changes to the ways we or our service providers collect, disclose, transfer, and otherwise process data within the EEA, Switzerland and the UK, and to our related policies and practices. This may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and prospects.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Where state laws are more protective than HIPAA, we must comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California has enacted legislation, the California Consumer Privacy Act ("CCPA"), that, among other things, requires covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Other states in the United States have proposed or enacted similar legislation, including enacted legislation in Colorado, Virginia, Utah, and Connecticut that has or will become effective in 2023. The CCPA became effective on January 1, 2020. The CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, UK GDPR, CCPA, CPRA and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. The U.S. federal government is also contemplating federal privacy legislation. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, UK GDPR, CCPA, CPRA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. These and future laws and regulations may increase our compliance costs and potential liability.

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

Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. While the FDA has largely caught up with domestic preapproval inspections since the start of the COVID-19 pandemic, it continues to work through its backlog of foreign inspections. However, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our clinical development plans, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.

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
Our reliance on third parties for the manufacture of the significant majority of the materials for our research programs, preclinical studies and clinical trials may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
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
We may be unable to establish any further agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including the possible breach, termination, or non-renewal of the agreement by the third party, which may be costly or inconvenient, and the inability of the third party to produce the required volume in a timely manner. We may also be exposed to the risks of relying on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting.

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

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our larger competitors. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements.

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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. In addition, we cannot be certain that any patents we own or in-license in the United States adequately cover the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or adequately cover the antibodies, enzymes or proteins being developed in our ATV:TREM2, ETV:IDS, ETV:SGSH, ETV:IDUA, PTV:PGRN, OTV, or other TV-enabled programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic impacting our or our licensors' operations. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
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

Geopolitical actions in the United States and in foreign countries could prevent us from continuing to make these periodic payments in certain locations. For example, the United States and foreign government actions related to Russia's invasion of Ukraine may limit our ability to make or prevent us from making these payments in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia, which could adversely effect our business.

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

We primarily conduct our operations at our facility in South San Francisco, a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region, and doing so may be costly and difficult. In response to increased competition in the labor market and rising inflation, we may need to adjust employee cash compensation or employee equity compensation.

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
As of December 31, 2022, we had approximately 427 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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
If we are not able to effectively manage our growth, we may not be able to successfully implement the tasks necessary to further develop our product candidates and, accordingly, may not achieve our research, development, and commercialization goals.
We have engaged in and may in the future engage in acquisitions or strategic partnerships, which may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
We have in the past engaged in acquisitions and strategic partnerships, and we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. For example, we have collaboration agreements with Takeda, Sanofi and Biogen, and issued stock in connection with entering into certain of those agreements in 2018 and 2020. Any acquisition or strategic partnership may entail numerous risks, including:

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

•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or offset the associated transaction and maintenance costs.
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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party vendors and their information technology systems. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants may be vulnerable to damage, outages and interruptions resulting from computer viruses and other malicious code or unauthorized access, or breached, compromised or otherwise subject to security incidents due to operator error, malfeasance or other system disruptions. As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Security threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems or those of our CROs or other contractors or consultants.

Over the past few years, cyber-attacks have become more prevalent, intense, sophisticated and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. We and our CROs or other third-party contractors and consultants may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Although to our knowledge we have not experienced any such material system failure or security breach or incident to date, if a breakdown, cyberattack or other information security breach or incident were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to loss or misappropriation of trade secrets or loss of, or unauthorized modification, unavailability, disclosure or other unauthorized processing of other proprietary information or other similar disruption and we could incur liability and reputational damage. For example, any corruption, loss or other unavailability of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

Cyber-attacks, breaches, interruptions or other data security incidents could result in legal claims or proceedings by private parties or governmental authorities, liability under federal or state laws that protect the privacy of personal information, regulatory penalties, significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. In the United States, notice of breaches must be made to affected individuals, the U.S. Secretary of the Department of Health and Human Services ("HHS"), and for extensive breaches, notice may need to be made to the media or U.S. state attorneys general. Such a notice could harm our reputation and our ability to compete. In addition, U.S. state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. There can be no assurance that we, our collaborators, CROs, contractors, consultants, and any other business counterparties will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or security breaches or incidents. Although we maintain standalone cybersecurity insurance, the costs related to significant security breaches, incidents or disruptions could be material and exceed the limits of any insurance coverage we have, and may result in increases in our insurance costs. Relevant insurance may in the future become unavailable to us on commercially reasonable terms or at all. Any disruption or security breach or incident that results in or is perceived to have resulted in a loss of, or damage to, our data or systems, or inappropriate disclosure, use, acquisition, transfer, modification, unavailability or other processing of confidential or proprietary information, including data related to our personnel, could result in the loss, unauthorized modification, use, unavailability, disclosure or other unauthorized processing of critical or sensitive date, and could cause us to incur liability. Further, in any such event, the development and commercialization of our product candidates could be delayed and our business and operations could be adversely affected. Any of the foregoing could result in financial, legal, business or reputational harm to us.
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

•challenges enforcing our contractual and intellectual property rights, especially in those non-U.S. countries that do not offer the same level of intellectual property protection as the United States;

•difficulties in compliance with non-U.S. laws and regulations;

•changes in non-U.S. regulations and customs, tariffs and trade barriers;

•changes in non-U.S. currency exchange rates and currency controls;

•changes in a specific country’s or region’s political or economic environment;

•trade protection measures, import or export licensing requirements or other restrictive government actions;

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
As of December 31, 2022, we had federal net operating loss carryforwards of approximately $231.9 million, federal research and development tax credit carryforwards of approximately $42.6 million, and orphan tax credit carryforwards of approximately $19.7 million, some of which will begin to expire in 2035. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have experienced ownership changes in the past, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including in connection with our October 2022 offering, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by legislators and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) have occurred and are likely to continue to occur in the future, which could adversely affect our shareholders. For example, in August 2022, the United States enacted the Inflation Reduction Act, which implemented a 15% minimum tax on book income for certain companies and introduced a 1% excise tax on stock buybacks. In addition, the current tax administration has proposed changes to the orphan drug tax credit. Changes in tax laws, regulation, or enforcement could adversely affect our stockholders or require us to implement changes to minimize increases in our tax liability.
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

•changes in the structure of healthcare payment systems or in accounting standards;

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

In January 2020, we sold 9.0 million shares of common stock in an underwritten follow-on offering pursuant to a shelf registration statement filed in March 2019, and in February 2022, we filed a second shelf registration statement and simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC, and Cantor Fitzgerald & Co., as sales agents, to establish an at-the-market facility pursuant to which we may offer and sell from time to time up to $400.0 million shares of our common stock. In October 2022, we sold 11.9 million shares of common stock in an underwritten public offering pursuant to this second shelf registration statement.

Our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, and therefore we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, any sales of our common stock or other securities under our shelf registration statement could put downward pressure on our stock price. Additionally, collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
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
As a public company, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, ("Exchange Act"), including the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting.
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
We do not expect to pay any dividends for the foreseeable future. Investors may never obtain a return on their investment.

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
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.
ITEM 2.    PROPERTIES
Below is a summary of our key leased properties as of December 31, 2022:

California

Our corporate headquarters are located in South San Francisco, California, comprising 148,020 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which commenced on April 12, 2019 and expires on April 30, 2029, with an option to extend for a period of ten years. This facility houses the majority of our personnel.

Utah

The build-out of approximately 78,000 rentable square feet of office, lab and clinical manufacturing premises in Salt Lake City, Utah ("SLC Facility") is in process. The lease ("SLC Lease") will commence when the space is available for use, which is anticipated to be during 2023, and is expected to terminate in 2032. We have the option to extend the lease for a further eight years at the end of the lease period.

Switzerland

Our European headquarters encompasses office space in a shared facility located in Zürich, Switzerland. The current lease agreement is through at least April 2023, with the option to renew. The lease terms provide flexibility to increase our space allocation on short term notice.

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
Holders of Common Stock

As of February 22, 2023, there were approximately 150 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.
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

The following graph compares the cumulative total stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 8, 2017 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2022. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
among Denali Therapeutics Inc., the NASDAQ Composite Index and the NASDAQ Biotech Index
DNLI
NASDAQ Biotech Index
NASDAQ Composite Index
$500
$400
$300
$200
$100
$0
12/08/17
12/29/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Use of Proceeds from Registered Securities
In October 2022, we sold $11.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $26.50 per share for aggregate net proceeds of approximately $296.2 million.
There have been no material changes in the planned use of the net proceeds from the follow-on public offering as described in the Registration Statement. We have invested or plan to invest the funds received in short-term, interest-bearing investment-grade securities and government securities.
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

Our clinical-stage programs are:

•our ETV:IDS program, our lead brain-penetrant ERT, enabled by our ETV, which is designed to restore IDS, and reduce GAGs, both peripherally and in the brain, in patients with MPS II, or Hunter syndrome;

•our recombinant PGRN biotherapeutic enabled by our PTV, being developed in collaboration with Takeda, to address certain types of FTD, especially FTD-GRN caused by PGRN deficiency;

•our novel, selective, high affinity TREM2 antibody, enabled by our ATV, being developed in collaboration with Takeda for the potential treatment of Alzheimer's disease;

•our LRRK2 inhibitor program, being developed in collaboration with Biogen, to address Parkinson’s disease;

•our eIF2B activator program to address diseases such as ALS and FTD;

•our CNS-penetrant RIPK1 inhibitor program, partnered with Sanofi, to address neurological diseases such as ALS, MS and Alzheimer's disease; and

•a second non-CNS penetrant RIPK1 inhibitor, partnered with Sanofi, to address peripheral inflammatory diseases such as CLE and UC.

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda
ATV:TREM2	TAK-920/DNL919	Ph 1	Alzheimer's disease	Joint with Takeda
LRRK2	BIIB122/DNL151	Ph 2b	Parkinson's disease	Joint with Biogen
Ph 3
eIF2B	DNL343	Ph 1b	ALS	Denali
		Ph 2/3 (planned)	ALS	Joint with Healey Center
RIPK1 (CNS-penetrant)	SAR443820/DNL788	Ph 2	ALS	Sanofi
		Ph 2	MS	Sanofi
RIPK1 (Peripheral)	SAR443122/DNL758	Ph 2	CLE	Sanofi
		Ph 2	UC	Sanofi

Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in understanding key neurodegenerative disease pathways.

Key operational and financing milestones for the year ended December 31, 2022 and in 2023 to date include:

•ETV:IDS

◦In February 2022, we presented interim data from the Phase 1/2 clinical trial of DNL310 at the WORLDSymposium™ on lysosomal diseases. Longer-term data in 20 patients with MPS II continued to show sustained normalization of CSF heparan sulfate, consistent with durable CNS activity, with up to one year of intravenous dosing with DNL310. DNL310 remained generally well tolerated with a safety profile consistent with standard-of-care enzyme replacement therapy;
◦In August 2022, we announced that new longer-term interim data from the ongoing Phase 1/2 study for DNL310 (ETV:IDS) continues to show sustained normalization to healthy levels of CSF heparan sulfate and improvements in markers of lysosomal function consistent with durable CNS activity, and the safety profile with up to 85 weeks of dosing remains comparable with standard of care therapy. In addition, 49-week open label data on global impression of change continues to suggest stabilization and/or improvement in MPS II symptoms. The Phase 2/3 COMPASS study continues to enroll up to 54 participants with Hunter syndrome with and without neuronopathic disease; upon completion of the ongoing Phase 1/2 study, and together with data from the global COMPASS study, this combined data package will potentially support registration; and
◦In February 2023, at the WORLDSymposiumTM, we reported additional interim data from the open-label, single-arm Phase 1/2 study of DNL310. Over 49 weeks of DNL310 treatment in the Phase 1/2 study, positive changes across measures of exploratory clinical outcomes including VABS-II (adaptive behavior) and BSID-III (cognitive capabilities) scores and global impression scales were observed. The data also suggested that DNL310 improved hearing, as assessed by auditory brainstem response testing. Additional biomarker data out to 49 weeks continued to demonstrate that DNL310 enabled rapid and sustained normalization of CSF heparan sulfate to normal healthy levels and improvement in lysosomal function biomarkers. The DNL310 safety profile, with up to two years of treatment, remained consistent with standard of care.

•PTV:PGRN

◦In January 2022, the CTA for TAK-594/DNL593 (PTV:PGRN) was approved by the MHRA, triggering a $12.0 million milestone payment from Takeda which was received in February 2022;
◦In March 2022, we initiated a Phase 1/2 Clinical Trial of TAK-594/DNL593 for FTD-GRN; and
◦In November 2022, we announced that interim results from Part A of the Phase 1/2 study demonstrated that single doses of TAK-594/DNL593 resulted in substantial increases in CSF progranulin levels suggesting brain delivery of TAK-594/DNL593 was achieved and has the potential to address progranulin deficiency, which drives disease progression in people living with FTD-GRN. Single doses of TAK-594/DNL593 were also generally well tolerated, based on blinded safety analysis. These data support dosing in participants with FTD-GRN in Part B of the study. Final data from Part A of the Phase 1/2 study is expected in mid 2023.

•ATV:TREM2

◦In January 2022, we announced that the TAK-920/DNL919 IND application had been placed on clinical hold by the FDA. Denali plans to continue to engage with the FDA and regulatory authorities in Europe to define the path forward for the TAK-920/DNL919 clinical program;
◦In June 2022, the CTA for TAK-920/DNL919 (ATV:TREM2) was approved, triggering a $12.0 million milestone payment from Takeda which was received in July 2022; and
◦In August 2022, dosing commenced in the Phase 1 single ascending dose study of TAK-920/DNL919 in healthy volunteers in the Netherlands. Data from the Phase 1 single ascending dose study in healthy volunteers is expected by year-end 2023;

•LRRK2

◦In May 2022, our collaboration partner Biogen commenced dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151, as compared to placebo in approximately 640 participants with early-stage Parkinson’s disease, which triggered a clinical milestone payment of $7.5 million owed to Genentech; and
◦In September 2022, our collaboration partner Biogen commenced dosing in the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety profile of BIIB122/DNL151, as compared to placebo in approximately 400 participants with Parkinson’s disease and a confirmed pathogenic mutation in the leucine-rich repeat kinase 2 (LRRK2) gene, which triggered a clinical milestone payment of $5.0 million owed to Genentech;

•RIPK1

◦In April 2022, our collaboration partner Sanofi commenced dosing in the HIMALAYA Phase 2 study of SAR443820/DNL788 expected to enroll approximately 260 participants with ALS, triggering a $40.0 million milestone payment, which was received in May 2022;
◦In November 2022, our collaboration partner Sanofi presented Phase 1 healthy volunteer data on SAR443820/DNL788 at the Annual Northeast Amyotrophic Lateral Sclerosis ("NEALS") Meeting demonstrating a safety profile that was well-tolerated after single ascending doses and 14 days of multiple ascending doses taken orally once or twice daily, with favorable pharmacokinetic properties and excellent CNS penetrance. These data further support the ongoing global Phase 2 HIMALAYA study in participants with ALS;
◦In December 2022, our collaboration partner Sanofi commenced dosing in the Phase 2 study of SAR443122/ DNL758 in patients with UC, triggering a $10.0 million milestone payment, which was received in December 2022; and

◦In January 2023, our collaboration partner Sanofi commenced dosing in the Phase 2 study of SAR443820/ DNL788 in patients with MS, triggering a $25.0 million milestone payment, which was received in January 2023.

•eIF2B

◦In December 2022, we announced DNL343 interim phase 1b data in ALS and entry into the Phase 2/3 HEALEY ALS platform trial. Final data from the 28-day double-blind, placebo-controlled portion of the Phase 1b study is expected in mid-2023. and the initiation of the Phase 2/3 study in the HEALEY ALS Platform Trial is expected to occur in mid-2023.

•Other

◦In March 2022, we mutually agreed under the Takeda Collaboration Agreement to terminate activity on the ATV:Tau program over which Takeda had an option to develop and commercialize jointly with the Company;
◦In May 2022, Steve Krognes transitioned from his role as Chief Financial Officer to join the Company’s Board of Directors, and Alexander Schuth, M.D., former Chief Operating Officer and Secretary of the Company, added the Chief Financial Officer role to his responsibilities, becoming Denali’s Chief Operating and Financial Officer;
◦In October 2022, we sold 11.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $26.50 per share for aggregate net proceeds of approximately $296.2 million; and
◦In February 2023, we presented supportive preclinical data at the WORLD Symposium demonstrating that DNL126 reduced heparan sulfate in a dose-dependent manner in brain and CSF in an MPS IIIA model. We anticipate submitting an investigational new drug (IND) application in the first half of 2023, with Phase 1/2 recruitment activities to begin in the second half of 2023.
We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.
We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We had net losses of $326.0 million and $290.6 million for the years ended December 31, 2022 and 2021, respectively. Due to revenue recognized from our collaboration arrangement with Biogen, we had net income of $71.1 million for the year ended December 31, 2020. As of December 31, 2022, we had an accumulated deficit of $971.0 million. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
We currently rely on third-party contract manufacturers to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We currently do not need commercial manufacturing capacity.

License and Collaboration Agreements
Collaborations and partnering are central components of our strategy to build, develop and commercialize our portfolio of product candidates. We have numerous arrangements with biopharmaceutical companies, technology companies, academic institutions, foundations, and patient-focused data companies.
Biogen

In August 2020, we entered into the Provisional Biogen Collaboration Agreement with Biogen pursuant to which we granted Biogen a license to co-develop and co-commercialize our LRRK2 Program, an option in respect of two Option Programs, and a right of first negotiation with respect to the ROFN Programs should we decide to seek a collaboration with a third party for such programs. In connection with the Provisional Biogen Collaboration Agreement, we also entered into a common stock purchase agreement with BIMA, pursuant to which we sold 13,310,243 shares of our common stock to BIMA for an aggregate purchase price of $465.0 million. In October 2020, we entered into the LRRK2 Agreement and the ROFN and Option Agreement with Biogen, collectively the "Biogen Collaboration Agreement." Under the terms of the Biogen Collaboration Agreement, we received $560.0 million in upfront payments in October 2020. Further details regarding the terms of the agreements between us and Biogen are included in this Annual Report on Form 10-K in the section titled "Business - Licenses and Collaborations."

In relation to the Biogen Collaboration Agreement, we have recognized related party collaboration revenue of $3.1 million, $3.7 million, and $307.4 million in the years ended December 31, 2022, 2021 and 2020, respectively, related party research and development expense of $8.2 million for cost sharing payments to Biogen in the year ended December 31, 2022, and related party offsets to research and development expense as a result of cost sharing reimbursements from Biogen of $6.5 million and $9.3 million in the years ended December 31, 2021 and 2020, respectively. We have recorded cost sharing payments due to a related party of $4.4 million on the Consolidated Balance Sheet as of December 31, 2022. Through December 31, 2022, we have not received any milestone payments from Biogen and have not recorded any product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, we entered into the Sanofi Collaboration Agreement with Sanofi pursuant to which certain small molecule CNS and peripheral RIPK1 inhibitors contributed by Sanofi and by us are being, or will be developed and commercialized. Further details regarding the terms of the agreement between us and Sanofi, and historic payments between the parties under the agreement, are included in this Annual Report on Form 10-K in the section titled "Business - Licenses and Collaborations."

We have recognized collaboration revenue of $53.4 million, $15.0 million and $1.1 million associated with the Sanofi Collaboration Agreement in the years ended December 31, 2022, 2021 and 2020, respectively, and recorded no receivable from Sanofi on the Consolidated Balance Sheets as of December 31, 2022 and 2021. Through December 31, 2022, we had received milestone payments of $75.0 million and we had not recorded any product sales under the Sanofi Collaboration Agreement. We earned and received a further $25.0 million milestone in January 2023 upon commencement of dosing in the Phase 2 study of SAR443820/ DNL788 in patients with MS.
Takeda

In January 2018, we entered into the Takeda Collaboration Agreement pursuant to which we granted Takeda an option to develop and commercialize, jointly with us, our ATV:TREM2, PTV:PGRN and ATV:BACE1/Tau programs, the latter of which was later replaced with our ATV:Tau program. Pursuant to the terms of the Takeda Collaboration Agreement, we also entered into the Purchase Agreement with Takeda in January 2018, pursuant to which we sold 4,214,559 shares of our common stock to Takeda for an aggregate purchase price of $110.0 million.

In November 2021 and December 2021, Takeda exercised its options for the PTV:PGRN and ATV:TREM2 programs, respectively, subsequent to which we have shared equally in the development costs for the programs. In March 2022, we mutually agreed under the Takeda Collaboration Agreement to terminate activity on the ATV:Tau program. Further details regarding the terms of the agreement between us and Takeda, and historic payments between the parties under the agreements, are included in this Annual Report on Form 10-K in the section titled "Business - Licenses and Collaborations."

We have recognized collaboration revenue of $51.9 million, $29.9 million and $27.2 million associated with the Takeda Collaboration Agreement in the years ended December 31, 2022, 2021 and 2020, respectively, and offsets to research and development expense for cost sharing reimbursements of $18.2 million and $13.7 million in the years ended December 31, 2022 and 2021, respectively. We recorded a receivable of $5.0 million and $13.7 million from Takeda as of December 31, 2022 and 2021, respectively. Through December 31, 2022, we have received $55.0 million in preclinical milestone payments and $10.0 million of option exercise fees from Takeda, and we have not recorded any product sales under the Takeda Collaboration Agreement.
F-star

In August 2016, we entered into the F-star Collaboration Agreement with the F-star entities. The goal of the collaboration was the development of Fcabs to enhance delivery of therapeutics across the BBB into the brain. In connection with the entry into the F-star Collaboration Agreement, we also purchased an option to acquire all of the outstanding shares of F-star Gamma pursuant to a pre-negotiated buy-out option agreement. In May 2018, we exercised such buy-out option and entered into the F-star Purchase Agreement with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which we acquired all of the outstanding shares of F-star Gamma. As a result of the Acquisition, F-star Gamma became our wholly-owned subsidiary and the entity's name was changed to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd by way of our assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016. Further details regarding the terms of the arrangements between us and the F-star entities, and historic payments between the parties under the agreements, are included in this Annual Report on Form 10-K in the section titled "Business - Licenses and Collaborations."

Through December 31, 2022 we have recognized consideration under the F-star Purchase Agreement of $19.8 million as research and development expenses, with no research and development expense recognized in the years ended December 31, 2022, 2021, or 2020. We recognized $0.1 million and $1.2 million of research and development expense related to the funding of F-star research costs for the years ended December 31, 2021 and 2020, respectively. No research and development expense related to the funding of F-star research costs were recognized for the year ended December 31, 2022.
Genentech

In June 2016, we entered into an exclusive license agreement with Genentech. The agreement gives us access to Genentech’s LRRK2 inhibitor program. Our collaboration partner in the LRRK2 program, Biogen, is responsible for 50% of any payment obligation to Genentech under the Biogen Collaboration Agreement.

As consideration to date, we have paid Genentech $25.0 million in the aggregate, including an upfront fee, a technology transfer fee and three clinical milestone payments, with $18.8 million of this recorded as research and development expense as incurred, after cost sharing reimbursements from Biogen. Included within this amount, in the year ended December 31, 2022, we paid Genentech a $7.5 million clinical milestone payment triggered upon the commencement of dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151 by Biogen, and a further $5.0 million clinical milestone payment triggered upon the commencement of dosing in the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety profile of BIIB122/DNL151 by Biogen. Of these milestones, we recognized $6.3 million as research and development expense as incurred after cost sharing reimbursements from Biogen in the year ended December 31, 2022. There were no expenses recognized under this agreement in the years ended December 31, 2021 or 2020.
Components of Operating Results
Collaboration Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been collaboration and license revenue from our collaboration agreements with Takeda, Sanofi and Biogen.

Future revenue may be recognized from the Takeda Collaboration Agreement, Sanofi Collaboration Agreement, and Biogen Collaboration Agreement, and may be generated from product sales or milestone payments, royalties and cost reimbursement from other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, option exercise fees, milestone payments, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our TV platform. These expenses include external expenses incurred by us relating to our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We also incur personnel and other operating expenses for our research and development programs, which are presented in aggregate. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including rent and depreciation, and lab consumables.

Where we share costs with our collaboration partners, such as in our Biogen Collaboration Agreement and Takeda Collaboration Agreement, research and development expenses may include cost sharing reimbursements from, or payments to, our partner.
It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is made more challenging by events outside of our control, such as the ongoing COVID-19 pandemic and increased geopolitical uncertainty. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

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
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents, and marketable securities, and sublease income.
Results of Operations
Comparison of the years ended December 31, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Collaboration revenue:
Collaboration revenue from customers	105,065	48,657	56,408	*	%
Other collaboration revenue	3,398	4	3,394	*
Total collaboration revenue	108,463	48,661	59,802	*
Operating expenses:
Research and development	358,732	265,353	93,379	35
General and administrative	90,475	79,059	11,416	14
Total operating expenses	449,207	344,412	104,795	30
Loss from operations	(340,744)	(295,751)	(44,993)	15
Interest and other income, net	14,774	4,595	10,179	*
Loss before income taxes	(325,970)	(291,156)	(34,814)	12
Income tax benefit (expense)	(21)	575	(596)	*
Net loss	$(325,991)	$(290,581)	$(35,410)	12%
__________________________________________________
*Percentage is not meaningful.

Collaboration revenue. Collaboration revenue was $108.5 million for the year ended December 31, 2022 compared to $48.7 million for the year ended December 31, 2021. The increase of $59.8 million was primarily due to increases in revenue related to our collaborations with Takeda and Sanofi of $22.0 million and $38.4 million, respectively. Takeda revenue increased for the year ended December 31, 2022 primarily due to preclinical milestone payments of $24.0 million earned for CTA approvals of TAK-920/DNL919 and TAK-594/DNL593, as well as $27.9 million recognized for the performance obligation satisfaction associated with termination of the ATV:Tau program. Sanofi revenue increased for the year ended December 31, 2022 primarily due to a $40.0 million milestone payment earned in April 2022 upon dosing the first patient in a Phase 2 study of SAR443820/DNL788 in individuals with ALS, and a $10.0 million milestone earned in December 2022 upon first patient dosed in a Phase 2 study of SAR443122/DNL758 in individuals with UC, compared with a $15.0 million milestone payment recognized in the comparable period related to the initiation of a Phase 2 study of SAR443122/DNL758, as well as revenue earned for performance of Alzheimer's Disease services in 2022. This increase was partially offset by a decrease of $0.6 million in revenue recognized under our Biogen Collaboration Agreement.
Research and development expenses. Research and development expenses were $358.7 million for the year ended December 31, 2022 compared to $265.3 million for the year ended December 31, 2021.

The following table summarizes our research and development expenses by program and category (in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
ETV:IDS program external expenses	$60,872	$31,061	29,811	96%
PTV:PGRN program external expenses	18,464	13,531	4,933	36
ATV:TREM2 program external expenses	8,855	13,408	(4,553)	(34)
TV platform and other program external expenses	28,032	11,783	16,249	*
LRRK2 program external expenses	20,024	13,066	6,958	53
eIF2B program external expenses	14,843	15,872	(1,029)	(6)
Other external research and development expenses	33,971	30,594	3,377	11
Personnel related expenses(1)	144,017	120,382	23,635	20
Other unallocated research and development expenses	39,697	35,896	3,801	11
Net cost sharing payments (reimbursements)(2)	(10,043)	(20,240)	10,197	(50)
Total research and development expenses	$358,732	$265,353	$93,379	35%
_________________________________________________
*Percentage is not meaningful.
(1)Personnel-related expenses include stock-based compensation expense of $60.2 million and $50.0 million for the years ended December 31, 2022 and 2021, respectively, reflecting an increase of $10.2 million.
(2)Net cost sharing reimbursements of $10.0 million includes reimbursements from Takeda for the PTV:PGRN program (included within PTV:PGRN program external program expenses and Personnel related expenses) of $11.3 million, and reimbursements from Takeda for the ATV:TREM2 program (included within ATV:TREM2 program external expenses and Personnel related expenses) of $6.9 million. Cost sharing reimbursements were partially offset by cost sharing payments of $8.2 million to Biogen. For the year ended December 31, 2021, cost sharing reimbursements from Biogen were $6.5 million for the LRRK2 program, and cost sharing reimbursements from Takeda were $7.7 million and $6.0 million relating to the PTV:PGRN and ATV:TREM2 programs, respectively.

The increase in research and development expenses of approximately $93.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to the following:
•An increase of $29.8 million in ETV:IDS program external expenses reflecting the progress of this program in clinical trials during 2022, including costs related to our ongoing Phase 1/2 study and our potentially registrational Phase 2/3 study;

•Increases of $16.2 million and $4.9 million in TV platform and other program external expenses, and PTV:PGRN program external expenses, respectively, reflecting our continued investment in developing our TV platform and associated programs, as well as the progress in our Phase 1/2 study in PTV:PGRN;
•An increase in external expenses related to the LRRK2 program of $7.0 million primarily due to $12.5 million in clinical milestone payments owed to Genentech in the year ended December 31, 2022 triggered upon commencement of dosing in the global Phase 2b LUMA study and the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety of BIIB122/DNL151 by our collaboration partner Biogen, partially offset by decreases in costs due to the transition of clinical activities to Biogen;
•Increases of $3.8 million and $3.4 million in other unallocated research and development expenses, and other external research and development expenses, respectively, due to our continued investment in developing our robust pipeline;
•An increase of $23.6 million in personnel-related expenses, consisting of $13.4 million in employee compensation and $10.2 million in stock-based compensation expense pertaining to additional salaries, related expenses, and equity award grants driven by an increase in our research and development headcount; and
•A decrease of $10.2 million in cost sharing reimbursements from collaboration partners due to the transition of LRRK2 clinical activities to Biogen, resulting in cost sharing reimbursements flipping to payments in 2022.
These increases were partially offset by a decrease of $4.6 million in ATV:TREM2 program external expenses, primarily due to the timing of activities year over year.
General and administrative expenses. General and administrative expenses were $90.5 million for the year ended December 31, 2022 compared to $79.1 million for the year ended December 31, 2021. The increase of $11.4 million was primarily attributable to the following:
•An increase of $7.1 million of personnel-related expenses consisting of employee compensation and stock-based compensation expense associated with additional salary expenses and equity award grants driven by higher general and administrative headcount;
•An increase of $2.8 million of other costs, including general corporate services, IT services and subscriptions, taxes, and travel related expenses required to support our growing business;
•An increase of $0.8 million in consulting service expenses related to investment in IT system implementation and market research for our key programs; and
•An increase of $0.7 million in facilities related expenses, including outside services, utilities, and depreciation expense reflecting our growing infrastructure.
Comparison of the years ended December 31, 2021 and 2020
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2021 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2022, we had cash, cash equivalents and marketable securities in the amount of $1.3 billion. We fund our operations primarily with the proceeds from public offerings of our common stock, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

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
Pursuant to our collaboration agreements with Takeda, Sanofi and Biogen, through December 31, 2022 we have received upfront, option and milestone payments of $105.0 million, $200.0 million, and $560.0 million, respectively, and have also received $26.9 million and $16.2 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and $13.7 million in reimbursement from Sanofi for the Phase 1b trial for DNL747 for ALS and associated activities.
Further, under associated stock purchase agreements with Takeda and Biogen, through December 31, 2022 we have received $110.0 million and $465.0 million, respectively, for the sale and issuance of shares of our common stock to collaboration partners.
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
We have incurred significant net losses in every year since our inception until the year ended December 31, 2022, including net losses $326.0 million and $290.6 million for the years ended December 31, 2022 and 2021 respectively. We had net income of $71.1 million for the year ended December 31, 2020, as a result of revenue recognized associated with our collaboration arrangement with Biogen. We have also experienced negative cash flow from operations in every year since our inception, except in certain years in which we received significant cash inflows from collaboration partners which were recognized as revenue. As of December 31, 2022, we had an accumulated deficit of $971.0 million. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the 12 months following the filing date of this Form 10-K, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.
Our existing commitments primarily relate to our obligations under existing lease agreements and the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of December 31, 2022, operating lease liabilities were $60.4 million. Under the SLC lease which has not yet commenced, we have future undiscounted lease payments totaling approximately $19.5 million. Under the DMSA with Lonza, we had total non-refundable purchase commitments of $32.3 million as of December 31, 2022, with certain amounts subject to cost sharing with Takeda. Further, in the normal course of business, we enter into various firm purchase commitments primarily related to research and development activities. We had contractual obligations under other development and manufacturing agreements of $9.6 million as of December 31, 2022, with certain amounts subject to cost sharing with Takeda. In addition, we had firm purchase commitments related to manufacturing equipment for the SLC Facility of $5.6 million and other commitments of $1.6 million as of December 31, 2022. While the lease obligations span multiple years, the vast majority of the purchase commitments with Lonza and other obligations are due within 12 months. These commitments are more fully described in Note 8, "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by operating activities	$(244,716)	$(211,389)	$416,152
Net cash used in investing activities	(141,387)	(21,626)	(623,206)
Net cash provided by financing activities	310,670	19,348	634,749
Net increase (decrease) in cash, cash equivalents and restricted cash	$(75,433)	$(213,667)	$427,695
Net Cash (Used In) Provided by Operating Activities
During the year ended December 31, 2022, net cash used in operating activities was $244.7 million, which consisted of a net loss of $326.0 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net amortization of premiums and (discounts) on marketable securities and non-cash adjustment to operating lease expenses. Net cash used in operating activities was also driven by changes in our operating assets and liabilities, including most significantly a decrease in contract liabilities of $31.3 million primarily associated with the Takeda Collaboration Agreement.
Net Cash Used In Investing Activities
During the year ended December 31, 2022, net cash used in investing activities was $141.4 million, which primarily consisted of $1.1 billion of purchases of marketable securities and $17.8 million capital expenditures to purchase property and equipment, partially offset by $991.5 million in proceeds from the maturities of marketable securities.

Net Cash Provided By Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $310.7 million, which consisted of $296.2 million in net cash proceeds from our follow-on offering completed in October 2022 and $14.5 million in proceeds from the exercise of options to purchase common stock and issuance of shares pursuant to our employee stock purchase plan.
Years ended December 31, 2021 and 2020
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2021 Annual Report on Form 10-K for a discussion of the cash flows for the years ended December 31, 2021 and 2020.
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
Research and Development Expenses
A significant portion of our research and development expenses in the statements of operations and comprehensive income (loss) are external costs, which we track on a program-specific basis once a program has commenced a late-stage IND-enabling study. These research and development expenses include the conduct of preclinical studies and clinical trials, contract manufacturing activities and consulting services. The measurement of these research and development expenses can impact the measurement of research and development expenses in the statements of operations and comprehensive income (loss), and of prepaid assets and accrued liabilities on the Consolidated Balance Sheets.
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

We do not need to make significant estimates where costs incurred are supported by invoices or reports of costs incurred are obtained from a vendor that is directly performing the underlying services, such as a consultant or contract manufacturing organization. In some cases, however, expense is recorded using an underlying assumption of the progress to completion of specific activities. For example, costs may be recognized based on the passage of time for activities that span reporting periods. If the provision of services is not linear then this assumption could impact the amount of expense recognized. For other activities, such as for certain clinical trials, expense is recorded based on information obtained from vendors as an intermediary to those performing the underlying services, such as contract research organizations. These estimates are inherently more judgmental since the quality and availability of the underlying data may vary. To date, there have been no material true ups from estimated to actual external research and development expenses. However, we expect that the level of judgment in estimating research and development expenses may increase over time as we are entering later stage, more extensive, clinical trials.
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
Leases
Management exercises judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease, the type of lease in an arrangement, whether there are separate lease components, the lease consideration, and the commencement date of the lease. Further, there is significant judgment in determining the discount rate to use in estimating the lease right of use ("ROU") asset and lease liability. The discount rate is estimated using the rate implicit in the lease, if known, or alternatively is based on an estimate of our incremental borrowing rate on the date of lease commencement. A change in these assumptions could result in changes in the timing and measurement of rent expense, ROU asset and lease liability or a change in future commitment disclosures. To date, there have been no material changes to estimates relating to lease arrangements.
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
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.3 billion as of December 31, 2022, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-term fixed income securities.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Denali Therapeutics Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Denali Therapeutics Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

Accrued research and development expenses

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, the Company records accrued liabilities for estimated costs of research and development (“R&D”) activities based upon the estimated cost of services provided but not yet invoiced. As of December 31, 2022, accrued clinical costs and other R&D costs were $16.3 million. The accrued costs included estimated clinical trial and other R&D costs incurred but not invoiced under service agreements with organizations that conduct R&D activities on behalf of the Company (“Accrued R&D Costs”). The Company accrues for these costs based on several factors, such as information obtained from vendors and estimates of the work completed under the service agreements.

Auditing the Company's accounting for Accrued R&D Costs was complex because the Company’s analysis is dependent upon data obtained from external third-party service providers who often act as intermediaries to those performing the underlying services. The determination of the accrual when the Company has either not been invoiced or has not received information regarding actual costs incurred requires evaluation of the stage of completion of the services.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s process for accounting for Accrued R&D Costs, including management’s controls over completeness and accuracy of data used in determining these costs as well as management’s process for estimating work completed under the service agreements.

To test the Accrued R&D Costs, our audit procedures included, among others, i) confirming the completeness of the terms and conditions of significant R&D service agreements directly with the vendor; ii) testing the completeness and accuracy of the underlying inputs used in the Company’s accrual models through verification of significant inputs, such as costs incurred and invoices paid, to the terms and conditions of the underlying agreements and information from the Company’s internal personnel and vendors; iii) testing significant assumptions used in estimating costs of services provided but not yet invoiced including meeting with personnel outside of the accounting department to discuss the basis for such assumptions; and iv) performing a hindsight analysis of invoices received subsequent to the balance sheet date.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.

San Mateo, California

February 27, 2023

Denali Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$218,044	$293,477
Short-term marketable securities	1,118,171	571,930
Cost sharing reimbursements due from related party	—	1,226
Prepaid expenses and other current assets	36,104	30,601
Total current assets	1,372,319	897,234
Long-term marketable securities	—	425,449
Property and equipment, net	44,087	38,865
Operating lease right-of-use assets	30,437	30,743
Other non-current assets	13,399	11,871
Total assets	$1,460,242	$1,404,162
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,790	$4,779
Cost sharing payments due to related party	4,388	—
Accrued expenses and other current liabilities	66,691	53,165
Related party contract liability, current	290,053	292,386
Contract liabilities, current	—	27,915
Total current liabilities	363,922	378,245
Related party contract liability, less current portion	479	1,295
Contract liabilities, less current portion	—	3,398
Operating lease liabilities, less current portion	53,032	58,554
Other non-current liabilities	379	379
Total liabilities	417,812	441,871
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 135,965,918 and 122,283,305 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,686	1,548
Additional paid-in capital	2,018,617	1,608,238
Accumulated other comprehensive loss	(6,886)	(2,499)
Accumulated deficit	(970,987)	(644,996)
Total stockholders’ equity	1,042,430	962,291
Total liabilities and stockholders’ equity	$1,460,242	$1,404,162

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue:
Collaboration revenue from customers(1)	$105,065	$48,657	$335,561
Other collaboration revenue	3,398	4	98
Total collaboration revenue	108,463	48,661	335,659
Operating expenses:
Research and development(2)	358,732	265,353	212,615
General and administrative	90,475	79,059	60,326
Total operating expenses	449,207	344,412	272,941
Income (loss) from operations	(340,744)	(295,751)	62,718
Interest and other income, net	14,774	4,595	9,241
Income (loss) before income taxes	(325,970)	(291,156)	71,959
Income tax benefit (expense)	(21)	575	(823)
Net income (loss)	(325,991)	(290,581)	71,136
Other comprehensive income (loss):
Net unrealized loss on marketable securities, net of tax	(4,387)	(2,254)	(595)
Comprehensive income (loss)	$(330,378)	$(292,835)	$70,541
Net income (loss) per share:
Basic net income (loss) per share	$(2.60)	$(2.39)	$0.65
Diluted net income (loss) per share	$(2.60)	$(2.39)	$0.63
Weighted-average shares used in calculating:
Basic net income (loss) per share	125,530,703	121,524,795	108,974,137
Diluted net income (loss) per share	125,530,703	121,524,795	112,703,108
__________________________________________________
(1)Includes related-party collaboration revenue from customers of $3.2 million, $3.7 million, and $307.4 million for the years ended December 31, 2022, 2021 and 2020 respectively.
(2)Includes expense for cost sharing payments to a related party of $8.2 million for the year ended December 31, 2022 and an offset to expense from related-party cost reimbursements of $6.5 million and $9.3 million for the years ended December 31, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	96,189,935	$1,288	$818,803	$350	$(425,551)	$394,890
Issuance of common stock in follow-on offering, net of issuance costs of $632	9,000,000	90	193,858	—	—	193,948
Issuance of common stock in connection with the Biogen Stock Purchase Agreement	13,310,243	133	420,013	—	—	420,146
Issuances under equity incentive plans	1,722,058	17	20,638	—	—	20,655
Vesting of restricted stock units	309,097	3	(3)	—	—	—
Stock-based compensation	—	—	50,351	—	—	50,351
Net Income	—	—	—	—	71,136	71,136
Other comprehensive loss	—	—	—	(595)	—	(595)
Balance at December 31, 2020	120,531,333	$1,531	$1,503,660	$(245)	$(354,415)	$1,150,531
Issuances under equity incentive plans	1,117,636	11	19,337	—	—	19,348
Vesting of restricted stock units	634,336	6	(6)	—	—	—
Stock-based compensation	—	—	85,247	—	—	85,247
Net loss	—	—	—	—	(290,581)	(290,581)
Other comprehensive loss	—	—	—	(2,254)	—	(2,254)
Balance at December 31, 2021	122,283,305	$1,548	$1,608,238	$(2,499)	$(644,996)	$962,291
Issuance of common stock in follow-on offering, net of issuance costs of $1,060	11,933,962	120	296,095	—	—	296,215
Issuances under equity incentive plans	911,555	10	14,445	—	—	14,455
Vesting of restricted stock units	837,096	8	(8)	—	—	—
Stock-based compensation	—	—	99,847	—	—	99,847
Net loss	—	—	—	—	(325,991)	(325,991)
Other comprehensive loss	—	—	—	(4,387)	—	(4,387)
Balance at December 31, 2022	135,965,918	$1,686	$2,018,617	$(6,886)	$(970,987)	$1,042,430

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$(325,991)	$(290,581)	$71,136
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,383	8,593	8,531
Stock-based compensation expense	99,847	85,247	50,351
Net amortization of premiums and (discounts) on marketable securities	(1,637)	8,748	55
Non-cash adjustment to operating lease expense	(3,351)	(2,984)	(2,360)
Other non-cash items	63	—	38
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,760)	(12,865)	(10,569)
Accounts payable	2,274	3,705	(1,623)
Accruals and other current liabilities	10,918	4,732	22,106
Contract liabilities	(31,313)	(11,925)	(19,253)
Related party contract liability	(3,149)	(3,737)	297,418
Other non-current liabilities	—	(322)	322
Net cash provided by (used in) operating activities	(244,716)	(211,389)	416,152
Investing activities
Purchases of marketable securities	(1,115,040)	(1,422,938)	(1,285,468)
Purchases of property and equipment	(17,833)	(8,500)	(3,095)
Maturities and sales of marketable securities	991,486	1,409,812	665,357
Net cash used in investing activities	(141,387)	(21,626)	(623,206)
Financing activities
Proceeds from issuance of common stock in connection with Collaboration Agreements	—	—	420,146
Proceeds from public offering of common stock, net of issuance costs	296,215	—	193,948
Proceeds from exercise of awards under equity incentive plans	14,455	19,348	20,655
Net cash provided by financing activities	310,670	19,348	634,749
Net increase (decrease) in cash, cash equivalents and restricted cash	(75,433)	(213,667)	427,695
Cash, cash equivalents and restricted cash at beginning of year	294,977	508,644	80,949
Cash, cash equivalents and restricted cash at end of year	$219,544	$294,977	$508,644
Supplemental disclosures of cash flow information
Cash paid during the year for income taxes	$47	$210	$—
Issuance costs incurred but not yet paid	$224	$—	$—
Property and equipment purchases accrued but not yet paid	$1,464	$593	$67

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
The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, the Company had no off-balance sheet concentrations of credit risk.

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
Convertible Preferred Stock
The Company is authorized to issue 40.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2022 and 2021, the Company had no shares of preferred stock issued or outstanding.
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
Derivatives and Hedging Activities
The Company has used forward foreign currency exchange contracts to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Such exposures resulted from portions of the Company's forecasted cash flows being denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound. The Company measures its derivative instruments at fair value, and accounts for them as either assets or liabilities included within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets. The fair values of forward foreign currency exchange contracts were estimated using current exchange rates and interest rates and took into consideration the current creditworthiness of the counterparties. Derivatives are not designated as cash flow hedges, and as such are adjusted to fair value through interest and other income, net, in the Consolidated Statements of Operations and Comprehensive Income (Loss).
As of December 31, 2021, the Company had 7 Euro and 8 British Pound foreign exchange contracts at aggregate notional foreign currency amounts of €0.8 million and £0.9 million, respectively, to be received upon maturity of the contract. All of the outstanding contracts matured between January and June 2022, and the Company had no outstanding forward foreign currency exchange contracts as of December 31, 2022.
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
Impairment of Long-Lived Assets
The Company periodically evaluates property and equipment for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any material impairment charges during the years presented.

Leases
The Company leases real estate, and certain equipment for use in its operations. A determination is made as to whether an arrangement is a lease at inception. Right-of-use (“ROU”) assets and operating lease liabilities are recognized for identified operating leases in the Consolidated Balance Sheets. The changes in operating lease ROU assets and operating lease liabilities are presented net within non-cash adjustment to operating lease expense in the Consolidated Statements of Cash Flows.
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
Nonrefundable advance payments for goods and services that will be used or received in future research and development activities are deferred and recognized as expense in the period in which the related goods are delivered or services are performed. There can be judgment involved in measuring the research and development expenses to be recognized in a particular period. In some cases, expense is recorded using an underlying assumption of the progress to completion of specific activities. For example, costs may be recognized based on the passage of time for activities that span reporting periods. If the provision of services is not linear then this assumption could impact the amount of expense recognized. The level of judgment varies based on the nature of the services being performed and the underlying support obtained. For some activities, such as for certain clinical trials, expense is recorded based on information obtained from vendors as an intermediary to those performing the underlying services, such as contract research organizations. These estimates are inherently more judgmental since the quality and availability of the underlying data may vary. We do not need to make significant estimates where costs incurred are supported by invoices or reports of costs incurred are obtained from a vendor that is directly performing the underlying services, such as a consultant or contract manufacturing organization.
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
Stock-Based Compensation
The Company’s stock-based compensation programs grant awards that have included stock options, restricted stock units, restricted stock awards, and shares issued under its employee stock purchase plan. Grants are awarded to employees, directors, and non-employee service providers.
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

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,340	$—	$—	$105,340
U.S. government treasuries	43,781	—	—	43,781
Commercial paper	—	9,948	—	9,948
Short-term marketable securities:
U.S. government treasuries	1,003,504	—	—	1,003,504
U.S. government agency securities	—	16,861	—	16,861
Corporate debt securities	—	54,215	—	54,215
Commercial paper	—	43,591	—	43,591
Total	$1,152,625	$124,615	$—	$1,277,240

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$265,294	$—	$—	$265,294
Short-term marketable securities:
U.S. government treasuries	450,436	—	—	450,436
Corporate debt securities	—	70,009	—	70,009
Commercial paper	—	51,485	—	51,485
Long-term marketable securities:
U.S. government treasuries	410,147	—	—	410,147
Corporate debt securities	—	15,302	—	15,302
Total	$1,125,877	$136,796	$—	$1,262,673
Liabilities:
Foreign currency derivative contracts	$—	$111	$—	$111
Total	$—	$111	$—	$111

The carrying amounts of cost sharing reimbursements due from and due to related party, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels during the years ended December 31, 2022 or 2021.

3.    Marketable Securities
All marketable securities were considered available-for-sale at December 31, 2022 and 2021. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$1,009,733	$58	$(6,287)	$1,003,504
U.S. government agency securities	16,823	38	—	16,861
Corporate debt securities(2)	54,571	—	(356)	54,215
Commercial paper	43,591	—	—	43,591
Total short-term marketable securities	1,124,718	96	(6,643)	1,118,171
Total	$1,124,718	$96	$(6,643)	$1,118,171
______________________________________________
(1)Unrealized holding losses on 51 securities with an aggregate fair value of $683.4 million.
(2)Unrealized holding losses on 16 securities with an aggregate fair value of $54.2 million.

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
As of December 31, 2022 and 2021, a majority of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of December 31, 2022 or 2021. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.
As of December 31, 2022 all of the Company’s marketable securities have an effective maturity of less than one year.

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

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and the Company changed the entity’s name to Denali BBB Holding Limited. In addition, the Company became a direct licensee of certain intellectual property of F-star Ltd by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”). The Company made initial exercise payments under the Purchase Agreement and the F-star Gamma License, in the aggregate, of $17.8 million. In addition, the Company is required to make contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount following completion of the research phase of the F-star collaboration of $243.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $3.0 million in preclinical contingent payments, $30.0 million in clinical contingent payments, $60.0 million in regulatory contingent payments and $150.0 million in commercial contingent payments. Through December 31, 2022, $1.5 million of preclinical contingent payments had been paid to F-star.

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. As the transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration liability on the acquisition date. To date, the Company has paid consideration of $19.8 million in the aggregate, consisting of up-front and preclinical contingent consideration, all of which was recorded as research and development expense as incurred. There was no contingent consideration expense recognized for the years ended December 31, 2022, 2021, or 2020. Any future contingent consideration is expected to be recognized as incurred in research and development expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Under the F-star Collaboration Agreement, the Company was responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. In July 2021, a side letter was executed to the Company's agreements with F-star, which confirmed the completion of the research services performed by F-star Ltd that were funded by the Company. The Company has not recognized research and development expense related to the funding of F-star Ltd activities under development plans during the year ended December 31, 2022, but recognized $0.1 million and $1.2 million in research and development expense related to the funding of F-star Ltd activities under development plans during the years ended December 31, 2021 and 2020, respectively.

5.    Collaboration Agreements
Biogen
In August 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) pursuant to which the Company granted Biogen a license to co-develop and co-commercialize Denali’s small molecule LRRK2 inhibitor program (the “LRRK2 Program”), an option in respect of each of (i) the Company’s amyloid beta program utilizing the Company's Transport Vehicle ("TV") technology platform to cross the blood-brain barrier ("BBB") and (ii) one other unnamed program also utilizing the Company's TV technology platform (the “Option Programs”), and a right of first negotiation with respect to two additional unnamed programs for indications within Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis ("ALS") and multiple sclerosis utilizing the Company's TV technology platform (the “ROFN Programs”), should the Company decide to seek a collaboration with a third party for such programs. The Provisional Biogen Collaboration Agreement was a binding agreement, which became effective on the closing of the Common Stock Purchase Agreement ("SPA"), as described further below. The Provisional Biogen Collaboration Agreement expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). Biogen made an upfront payment of $560.0 million upon execution of the Biogen Collaboration Agreement in October 2020.
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

Stock Purchase Agreement
In connection with the Provisional Biogen Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with BIMA on August 5, 2020, pursuant to which the Company sold 13,310,243 shares of common stock (the “Shares”) to BIMA for an aggregate purchase price of $465.0 million. Since the shares of common stock owned by Biogen as of December 31, 2022 represent approximately 10% of the voting interest of the Company, Biogen is considered a related party as defined in ASC 850. Management determined that it was appropriate to account for the Provisional Biogen Collaboration Agreement and the SPA as one arrangement because they were entered into at the same time with interrelated financial terms.
On September 22, 2020, the Company closed the sale of the Shares to BIMA pursuant to the Stock Purchase Agreement. The estimated fair market value of the Shares issued to BIMA was $420.1 million, based on the closing stock price of $35.87 on the date of issuance adjusted by a discount for lack of marketability due to certain holding period restrictions, which was valued using an option pricing model. This stock issuance resulted in a $44.9 million premium paid to the Company above the estimated fair value of the Company's common stock, which forms part of the transaction price for the Biogen Collaboration Agreement.
ROFN and Option Agreement
Under this agreement, Biogen received an exclusive option to license two preclinical programs enabled by the Company's TV technology platform, which platform aims to improve brain uptake of biotherapeutics, including its ATV-enabled anti-amyloid beta program ("ATV-Abeta program") and a second program utilizing the Company's TV technology for an unnamed target ("TV program"), excluding small molecules, Adeno-associated viruses ("AAV") and oligonucleotides. Biogen’s option may be exercised up to initiation of investigational new drug ("IND")-enabling studies for each program and continues for each program until a specified period of time after delivery of an option data package, or thirty business days after the 5th anniversary of the effective date of the Provisional Biogen Collaboration Agreement, whichever is earlier.
Further, Biogen will have the right of first negotiation ("ROFN") on two additional TV-enabled therapeutics within Alzheimer’s disease, Parkinson’s disease, ALS and MS should the Company decide to seek a collaboration with a third party for such programs, but this does not include any of the Company’s small molecule, AAV or oligonucleotide programs. The ROFN period continues until seven years after the effective date of the Provisional Biogen Collaboration Agreement or the date on which the Company has offered Biogen two ROFN Programs, and for which Biogen has agreed to trigger a ROFN for such program, whichever is earlier. However, if the Company does not execute an agreement with a third party with respect to a particular ROFN Program offered to Biogen within a specified amount of time, Biogen will have one additional right to exercise the ROFN again with respect to such ROFN Program.
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

The transaction price at inception included fixed consideration consisting of the upfront fee of $560.0 million and the $44.9 million premium on the sale of common stock. All potential future milestones and other payments were considered constrained at the inception of the Biogen Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception of the Biogen Collaboration Agreement through December 31, 2022, there was no change to the transaction price.

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

A related party contract liability of $290.5 million was recorded on the Consolidated Balance Sheet as of December 31, 2022. Approximately $288.9 million of this contract liability relates to the revenue allocated to the material right for an option under the ROFN and Option Agreement which is being deferred until resolution of the option, which is expected to be within six months of the balance sheet date, and $1.6 million of this contract liability relates to the portion of the Option Research Services performance obligation yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be more than one year. The Company recorded $8.2 million of cost sharing payments to Biogen for LRRK2 development activities in research and development expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2022, of which $4.4 million was recorded as cost sharing payments due to related party on the Consolidated Balance Sheet as of December 31, 2022. The Company recorded $6.5 million and $9.3 million of cost sharing reimbursements for LRRK2 Development Activities as an offset to research and development expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020, respectively, of which $1.2 million was recorded as cost sharing reimbursement due from related party on the Consolidated Balance Sheet as of December 31, 2021.

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

As of December 31, 2022, the Company had not achieved any milestones and had not recorded any product sales under the Biogen Collaboration Agreement.
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

The transaction price at inception included upfront fixed consideration of $125.0 million. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Collaboration Agreement since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. The transaction price increased by $50.0 million and $15.0 million for the years ended December 31, 2022 and 2021, respectively, related to clinical milestones received, and by $1.0 million for the year ended December 31, 2020 related to costs incurred for Retained Activities that were no longer constrained.

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

A contract liability of $3.4 million was recorded on the Consolidated Balance Sheet as of December 31, 2021, which related to the portion of the Alzheimer's Disease Services performance obligation yet to be satisfied. This performance obligation has been satisfied, and therefore no contract liability remains on the Consolidated Balance Sheet as of December 31, 2022. The Company did not record a receivable associated with the Sanofi Collaboration Agreement on the Consolidated Balance Sheets as of December 31, 2022 or 2021.
In assessing the Sanofi Collaboration Agreement, management is required to exercise considerable judgment in estimating revenue to be recognized. Management applies judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.

As of December 31, 2022, the Company has earned milestone payments of $75.0 million, including a $40.0 million milestone triggered in April 2022 upon first patient dosed in a Phase 2 study of SAR443820/DNL788 in individuals with ALS which was received in May 2022, and a $10.0 million milestone triggered in December 2022 upon first patient dosed in a Phase 2 study of SAR443122/DNL758 in individuals with UC which was received in December 2022. A further $25.0 million milestone was earned and received in January 2023 upon commencement of dosing in the Phase 2 study of SAR443820/ DNL788 in patients with MS. The Company has not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda
Takeda Collaboration Agreement

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by the Company's BBB delivery technology and intended for the treatment of neurodegenerative disorders. The programs were the Company’s ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. In February 2019, the agreement was amended to replace the ATV:BACE1/Tau program with the ATV:Tau program. The amendment did not have a material impact to the consolidated financial statements. In March 2022, Takeda and the Company agreed to terminate activity on the ATV:Tau program over which Takeda had an option to develop and commercialize jointly with the Company. Subsequent to this decision, total preclinical milestone payments that Takeda may owe was $55.0 million, all of which had been earned and received as of December 31, 2022.
Pursuant to the terms of the Takeda Collaboration Agreement, the Company entered into a common stock purchase agreement with Takeda on January 3, 2018, pursuant to which Takeda purchased 4,214,559 shares of the Company’s common stock on February 23, 2018 for an aggregate purchase price of $110.0 million. The fair market value of the common stock sold to Takeda was $94.4 million, resulting in a $15.6 million premium paid to the Company above the fair value of the Company's common stock.

Under the Takeda Collaboration Agreement and unless otherwise agreed jointly between both parties, the Company was responsible, at its cost, for conducting activities relating to pre-IND development of biologic products directed to the three identified targets and enabled by its BBB delivery technology targeting TfR during the applicable research period. The period through which the option could be exercised for each target was until the first biologic product directed to the relevant target was IND-ready or approximately five years after selection of the target, whichever was earlier.

Subsequent to Takeda exercising its option with respect to a particular target and collaboration program (i.e., the biologic products directed to the target for which Takeda has exercised its option), then Takeda has the right to develop and commercialize, jointly with the Company, a specified number of biologic products enabled by its BBB delivery technology that were developed during the research period and which are directed to the relevant target, and the Company grants to Takeda a co-exclusive license under the intellectual property the Company controls related to those biologic products.
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

The Company identified performance obligations during the research period consisting of the license, the development options, and joint steering committee ("JSC") participation together with the research services for each collaboration program. The license rights, JSC involvement, option and research services were considered to be a single performance obligation for each program since the research services were highly interrelated with the option and JSC involvement and significantly modify the license. The performance obligations under each of the three programs are separate since the activities and risks under the programs are distinct. The Company determined that all other goods or services which were contingent upon Takeda exercising its option for each program were not performance obligations at the inception of the Takeda Collaboration Agreement.

The transaction price at inception included fixed consideration consisting of the upfront fee of $40.0 million, the $15.6 million premium on the sale of common stock, and the first preclinical milestone payment of $5.0 million. It also included variable consideration of $26.0 million relating to future milestones that were not constrained, and have since all been met and received. The transaction price of the Takeda Collaboration Agreement increased by $24.0 million during the year end December 31, 2022 due to two $12.0 million in preclinical milestones becoming unconstrained and recorded as collaboration revenue from customers. The first milestone was earned in January 2022 upon approval of the TAK-594/DNL593 ("PTV:PGRN") clinical trial application ("CTA"), and the second milestone was earned in June 2022 upon approval of the TAK-920/DNL919 ("ATV:TREM2") CTA. Payments for the PTV:PGRN and ATV:TREM2 milestones were received in February and July 2022, respectively.

Revenue is recognized when, or as, the Company satisfies its performance obligations by transferring the promised services to Takeda. Revenue was recognized over time using the input method, based on costs incurred to perform the research services, since the level of costs incurred over time was thought to best reflect the transfer of services to Takeda. There were no material changes in estimates during the years ended December 31, 2022, 2021, or 2020.

A contract liability of $27.9 million was recorded on the Consolidated Balance Sheet as of December 31, 2021 relating to the remaining Tau program services. As a result of the decision to terminate the ATV:Tau program, the performance obligation related to ATV:Tau was considered fully satisfied, and the contract liability was recognized in its entirety within collaboration revenue from customers in the Consolidated Statements of Operations and Comprehensive Income (Loss) for year ended December 31, 2022. No contract liability remains on the Consolidated Balance Sheet as of December 31, 2022. There was no receivable under the Takeda Collaboration Agreement as of either December 31, 2022 or December 31, 2021. The Company has not recorded any product sales and has no remaining performance obligations under the Takeda Collaboration Agreement. The Takeda Collaboration Agreement was superseded by the PTV:PGRN and ATV:TREM2 Collaboration Agreements subsequent to opt-in for the two programs, recognition of all preclinical milestones, and termination of the ATV:Tau program.

PTV:PGRN and ATV:TREM2 Collaboration Agreements

In November and December 2021, Takeda exercised its options to jointly develop and commercialize the PTV:PGRN and ATV:TREM2 programs, respectively, triggering the option fee of $5.0 million for each program. Management determined that the opt-in by Takeda on the PTV:PGRN and ATV:TREM2 programs represent two new contracts with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement" and the "ATV:TREM2 Collaboration Agreement"), both effective in December 2021 upon payment of the respective option fees. For each contract, the Company identified a single performance obligation under ASC 606, and initially one unit of account under ASC 808 associated with each of the PTV:PGRN and ATV:TREM2 Collaboration Agreements. The performance obligation is the delivery of a co-exclusive license under the intellectual property the Company controls related to the PTV:PGRN or ATV:TREM2 program ("PTV:PGRN Technology License" or "ATV;TREM2 Technology License"), and the unit of account is the obligation to share in responsibility and costs for global development of PTV:PGRN or ATV:TREM2 Products pursuant to a mutually agreed upon development plan and budget ("PTV:PGRN Development Activities" or "ATV:TREM2 Development Activities"), which both include JSC involvement. The PTV:PGRN Development Activities and JSC participation, and the ATV:TREM2 Development Activities and JSC participation are each considered to be single units of account since the activities are highly interrelated with the JSC involvement and these are not distinct in the context of the contract.
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
The transaction price for each contract at inception included fixed consideration consisting of the option fee of $5.0 million. All potential future milestones and other payments were considered constrained at the inception of the PTV:PGRN and the ATV:TREM2 Collaboration Agreements since the Company could not conclude it was probable that a significant reversal in the amount recognized would not occur. From inception of the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement through December 31, 2022, there was no change to the terms of, or the transaction price in either agreement.
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
The entire transaction price was allocated to the underlying Technology License in each Collaboration Agreement, which was delivered on or around the effective date of the respective Collaboration Agreement, with the revenue allocated to this performance obligation recognized during the year ended December 31, 2021. The Development Activities cost sharing reimbursements or expenses will be recognized over time as earned or incurred, since this is believed to directly correlate to the value of the services performed. The Company recorded $11.3 million and $7.7 million of cost sharing reimbursements for PTV:PGRN, and $6.9 million and $6.0 million of cost sharing reimbursements for ATV:TREM2 Development Activities for the years ended December 31, 2022 and 2021, respectively, as offsets to research and development expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Cost sharing reimbursements of $8.9 million and $13.7 million are recorded as receivables on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

In assessing the Takeda Collaboration Agreement and the PTV:PGRN and the ATV:TREM2 Collaboration Agreements, management was required to exercise considerable judgment in estimating revenue to be recognized. Management applied judgment in determining whether opt-in resulted in a modification to an existing contract or a new contract, in determining the separate performance obligations in the research period, and estimating variable consideration.
As of December 31, 2022, the Company had earned $10.0 million in option fee payments from Takeda under the PTV:PGRN and the ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Takeda Collaboration Agreement:
Takeda Collaboration Agreement Services(1)	$51,916	$19,921	$27,155
PTV:PGRN Collaboration Agreement	—	5,000	—
ATV:TREM2 Collaboration Agreement	—	5,000	—
Total Takeda Collaboration Revenue	51,916	29,921	27,155
Sanofi Collaboration Agreement:
CNS Program License	40,000	—	—
Peripheral Program License	10,000	15,000	—
Alzheimer's Disease Services(2)	3,398	4	98
Retained Activities	—	—	969
Total Sanofi Collaboration Revenue	53,398	15,004	1,067
Biogen Collaboration Agreement:
LRRK2 Program License	—	—	306,545
Option Research Services(3)	3,149	3,736	892
Total Biogen Collaboration Revenue	3,149	3,736	307,437
Total Collaboration Revenue	$108,463	$48,661	$335,659
_________________________________________________
(1)$27.9 million, $15.9 million, and $19.6 million of revenue for the years ended December 31, 2022, 2021 and 2020 was included in the contract liability balance at the beginning of the year.
(2)Revenue for the years ended December 31, 2022, 2021 and 2020 represent amounts that were included in the contract liability balance at the beginning of the respective year.
(3)Revenue for the years ended December 31, 2022 and 2021 represents amounts that were included in the contract liability balance at the beginning of the year.
6.    License Agreements
Genentech
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech”). This agreement gives the Company access to Genentech’s LRRK2 inhibitor small molecule program for Parkinson's disease. Under the agreement, Genentech granted the Company (i) an exclusive, worldwide, sublicensable license under Genentech’s rights to certain patents and patent applications directed to small molecule compounds which bind to and inhibit LRRK2 and (ii) a non-exclusive, worldwide, sublicensable license to certain related know-how, in each case, to develop and commercialize certain compounds and licensed products incorporating any such compound.

The Company may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In addition, the Company may owe royalties on net sales of licensed products ranging from low to high single-digit percentages. In the year ended December 31, 2022, the Company paid Genentech a $7.5 million clinical milestone payment triggered upon the commencement of dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151 by the Company's collaboration partner Biogen, and a $5.0 million clinical milestone payment triggered upon the commencement of dosing in the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety profile of BIIB122/DNL151 by Biogen.
Under the terms of the Biogen collaboration agreement, Biogen is responsible for 50% of any payment obligation to Genentech after October 4, 2020, including these clinical milestones, and accordingly $6.3 million of research and development expense under this agreement was recognized in the year ended December 31, 2022 associated with these milestones. No expenses were recognized under the Genentech License Agreement in the years ended December 31, 2021 or 2020.
To date, the Company has made payments to Genentech of $25.0 million in the aggregate, including an upfront fee, a technology transfer fee and three clinical milestone payments, with $18.8 million of this recorded as research and development expense as incurred, net of cost sharing reimbursements from Biogen.
7.    Balance Sheet Components
Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2022	2021
Leasehold improvements	$43,698	$35,235
Manufacturing and laboratory equipment	34,419	30,114
Computers equipment and purchased software	1,605	1,337
Furniture and fixtures	1,580	1,523
Total property and equipment	81,302	68,209
Less: accumulated depreciation	(37,215)	(29,344)
Total property and equipment, net	$44,087	$38,865
Depreciation expense was $10.4 million, $8.6 million and $8.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	As of December 31,
	2022	2021
Accrued manufacturing costs	$22,307	$9,955
Accrued compensation	17,087	19,013
Accrued clinical costs and other research & development costs	16,297	15,887
Operating lease liability, current	7,318	5,453
Other accrued costs and current liabilities	3,682	2,857
Total accrued expenses and other current liabilities	$66,691	$53,165

8.    Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), a 148,020 rentable square feet building in South San Francisco, California (the "Headquarters"). The Headquarters Lease has a contractual term of ten years from the legal commencement date, which was April 1, 2019 when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company was deemed to have obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term. The Company determined that this renewal was not reasonably certain at lease inception.
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

In August 2021, the Company entered into an operating lease for laboratory, office and warehouse facilities ("SLC Facility") in Salt Lake City, Utah (“SLC Lease”). There was an amendment to the SLC Lease in July 2022, subsequent to which the rentable square feet is approximately 78,000, the contractual term is approximately 9.3 years which will commence upon completion of certain improvements by the landlord and the Company, and future undiscounted lease payments total approximately $19.5 million. For accounting purposes, the SLC lease, as amended, had not commenced as of December 31, 2022 since the landlord had not yet made the underlying asset available for use by the Company, and as such, no lease liability or ROU asset has been recorded on the Consolidated Balance Sheet as of December 31, 2022, and no operating lease expense has been recorded for the year ended December 31, 2022.

Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease, the type of lease in an arrangement, whether there are separate lease components, the lease consideration, and the commencement date of the lease. Further, there is significant judgment in determining the discount rate to use in estimating the lease right of use ("ROU") asset and lease liability. The discount rate is estimated using the rate implicit in the lease, if known, or alternatively is based on an estimate of our incremental borrowing rate on the date of lease commencement. A change in these assumptions could result in changes in the timing and measurement of rent expense, ROU asset and lease liability or a change in future commitment disclosures. There were no changes to the terms of the Company's existing operating leases recognized under ASC 842 for the year ended December 31, 2022.

Operating lease costs, including variable and short-term lease costs recognized under ASC 842, were $12.2 million, $11.2 million, and $11.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table contains a summary of other information pertaining to the Company’s operating leases for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities	$11,189	$10,336	$9,737

	As of December 31,
	2022	2021	2020
Weighted average remaining lease term	6.2 years	7.3 years	8.3 years
Weighted average discount rate	8.9%	9%	9%
The following table reconciles the undiscounted lease payments under our operating leases to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2022 (in thousands):

Year Ended December 31:
2023	$12,237
2024	12,122
2025	11,793
2026	12,182
2027	12,584
Thereafter	17,382
Total undiscounted lease payments	78,300
Present value adjustment	(17,950)
Net operating lease liabilities	$60,350
Sublease
In October 2018, the Company entered into a sublease agreement ("Sublease Agreement") to sublease approximately 36,835 rentable square feet of space in its Headquarters. The Sublease Agreement has a term of five years from the commencement date of April 12, 2019 and provides for the Company to receive monthly base rent amounts escalating over the term of the lease. The Company also passes through a portion of the operating expenses, such as taxes and insurance for the Headquarters to the sublessee, which are treated as variable sublease income. Total sublease income, including rent and variable sublease cost reimbursements, was $3.9 million, $3.8 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table details the future undiscounted cash inflows relating to the Company's Sublease Agreement as of December 31, 2022 (in thousands):

Year Ended December 31:
2023	$3,096
2024	876
Total undiscounted sublease receipts	$3,972

In February 2023, the sublease was amended to reduce the rentable square feet, which resulted in a reduction in the total future undiscounted sublease receipts to approximately $1.1 million.
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
As of December 31, 2022 and 2021, the Company had open purchase orders for biological product development and manufacturing costs totaling $35.9 million and $35.8 million, respectively, of which certain amounts are subject to cost sharing with Takeda. The activities under these purchase orders are expected to be completed by November 2029. As of December 31, 2022 and 2021, the Company had total non-cancellable purchase commitments under the DMSA of $32.3 million and $28.3 million, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company incurred costs of $28.6 million, $17.4 million, and $10.8 million, respectively, and made payments of $23.9 million, $14.9 million, and $7.3 million respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into various firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under development and manufacturing agreements other than the DMSA of $9.6 million and $11.5 million, as of December 31, 2022 and 2021, respectively, with certain amounts subject to cost sharing with Takeda. Further, the Company had other commitments of $1.6 million and $1.7 million as of December 31, 2022 and 2021, respectively, and a purchase commitment related to manufacturing equipment for the SLC Facility of $5.6 million as of December 31, 2022.
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

9.    Stock-Based Awards
Equity Incentive Plans
The Company's equity incentive plans, the 2017 Equity Incentive Plan (the “2017 Plan”), and previously, the 2015 Stock Incentive Plan (the “2015 Plan”), reserve shares of common stock for the issuance of stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by the stockholders. Upon adoption of the 2017 Plan, no new awards or grants are permitted under the 2015 Plan. The 2015 Plan continues to govern restricted stock awards and option awards previously granted thereunder.
Awards granted under the 2017 Plan and 2015 Plan expire no later than ten years from the date of grant. For stock options, the option price shall not be less than 100% of the estimated fair value of the Company's common stock on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms.
The 2017 Plan provides that the number of shares reserved and available for issuance under the 2017 Plan will automatically increase each January 1, beginning on January 1, 2019, by the lesser of (i) 10.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2022, common stock available for issuance under the 2017 Plan was increased by approximately 6.1 million shares as a result of this automatic increase provision. As of December 31, 2022 and 2021, there were approximately 9.9 million and 7.0 million common shares available for the Company to grant under the 2017 Plan, respectively.
Stock Option Activity
The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	13,686,386	$24.33	6.76	$333,011
Granted	2,255,840	43.06
Exercised	(720,904)	14.59
Forfeited	(547,605)	41.82
Balance at December 31, 2022	14,673,717	$27.03	6.24	$127,865
Vested and expected to vest at December 31, 2022	13,083,022	$30.24	6.67	$84,709
Exercisable at December 31, 2022	9,886,659	$21.71	5.66	$101,574
Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $12.6 million, $47.9 million, and $43.8 million as of December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021, and 2020 the weighted-average grant-date fair value of the options vested was $23.96, $11.83, and $11.51 per share, respectively. The weighted-average grant date fair value of all options granted during the years ended December 31, 2022, 2021 and 2020 was $26.00, $41.30, and $15.67 per share, respectively.

Stock Options Granted to Employees with Service-Based Vesting
The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model, which requires various assumptions, including the fair value of the Company’s common stock, expected term, expected dividend yield, expected volatility, and the risk-free interest rate. The fair value of the Company’s common stock is based on the current market price, unless an adjustment is determined to be required, through discussion with senior management, due to material non-public information known by the Company at the time of grant. The expected volatility of the Company’s stock options is estimated using a combination of average historical stock price volatility of the Company's stock and that of comparable public companies within the biotechnology and pharmaceutical industry that are deemed to be representative of future stock price trends, since the Company does not have sufficient trading history to rely solely on the volatility of its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Management considers whether the Company is in possession of material non-public information at the time of grants when making certain estimates, including volatility and the fair value of the Company's common stock. The expected term of stock options represents the period that the Company’s stock-options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The risk-free interest rate is based on the implied yield currently available on U.S. treasury notes with terms approximately equal to the expected life of the option. The expected dividend rate is zero as the Company currently has no history or expectation of declaring cash dividends on the Company’s common stock.
The following assumptions were used in estimating the fair value of grants during the:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	65.1% - 66.3%	61.0% - 63.4%	65.2% - 67.1%
Risk-free interest rate	1.5% - 4.3%	0.5% - 1.3%	0.3% - 1.7%
Dividend yield	—	—	—
Performance and Market Contingent Stock Options Granted to Employees
In August and November 2015, the Board of Directors granted approximately 1.6 million and 0.1 million shares of performance- and market- contingent awards to members of the senior management team, respectively. These awards have an exercise price of $0.68 per share.
These awards have two separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering for its common stock, or (ii) stepped target prices for a change in control transaction. The first of these market triggers has been met. In the event the second market trigger is not achieved by the specified timelines, such awards will terminate with respect to that portion of the shares. The expense recognized associated with these performance- and market- contingent awards was $0.3 million of general and administrative expense during the year ended December 31, 2020. There was no expense recognized in the years ended December 31, 2022 and 2021.
The Company used a lattice model with a Monte Carlo simulation to value these stock options. This valuation methodology utilized the estimated fair value of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price based on comparable public companies, risk-free rates of return and expected dividend yield.

Restricted Stock Activity
We grant restricted stock units ("RSUs") under the 2017 Plan. The fair value of restricted stock underlying the RSUs is determined based on the closing market price of the Company's common stock on the date of grant.
Aggregated information regarding RSUs granted under the Plan for the year ended December 31, 2022 is summarized below:

	Number of Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2021	2,629,980	$43.97
Granted	1,797,231	37.55
Vested and released	(837,096)	40.30
Forfeited	(259,461)	44.52
Unvested and expected to vest at December 31, 2022	3,330,654	$41.39
The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest. The total intrinsic value of RSUs expected to vest was $92.6 million as of December 31, 2022. During the years ended December 31, 2021 and 2020 the weighted-average grant-date fair value of RSUs granted was $68.30 and $29.31, respectively. The total fair value of RSUs that vested during the years ended December 31, 2022, 2021, and 2020 was $29.4 million, $39.8 million, and $8.7 million, respectively.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$60,196	$50,036	$29,002
General and administrative	39,651	35,211	21,349
Total	$99,847	$85,247	$50,351
As of December 31, 2022, total unamortized stock-based compensation expense was $197.6 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.5 years.
There was no tax benefit realized related to awards vested or exercised during the years ended December 31, 2022 and 2021. For the year ended December 31, 2020 a tax benefit of $1.0 million was realized related to awards vested or exercised during the period. There is no tax benefit on total stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 since the company has recorded a full valuation allowance on all deferred tax assets.

10.    Defined Contribution Plan
The Company sponsors a 401(k) retirement savings plan for the benefit of its employees, including Denali's named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $2.8 million, $2.3 million and $1.9 million for the years ended December 31, 2022, 2021, and 2020 respectively.
11.    Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$—	$—	$—
U.S. State	7	(576)	823
Foreign	14	1	—
Total Current	$21	$(575)	$823

Deferred:
U.S. Federal	$—	$—	$—
U.S. State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Taxes at the U.S. statutory tax rate	21.0%	21.0%	21.0%
Effect of Tax Act	—	—	1.1
Change in valuation allowance	(25.1)	(28.2)	(4.0)
Research tax credits	4.9	4.1	(9.2)
Stock-based compensation	(0.5)	3.2	(7.9)
Other	(0.4)	0.1	0.1
Total provision for income taxes	(0.1)%	0.2%	1.1%
Deferred Income Taxes
The components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$67,492	$59,285
Tax credit carryforwards	69,562	48,058
Research expense capitalization	61,869	—
Contract liabilities	70,824	75,281
Operating lease liabilities	14,712	15,040
Stock-based compensation	44,473	30,185
Accruals and other	18,381	15,385
Gross deferred tax assets	347,313	243,234
Valuation allowance	(332,580)	(228,586)
Net deferred tax assets	14,733	14,648
Deferred tax liabilities:
Property and equipment	(7,314)	(7,424)
Operating lease right-of-use assets	(7,419)	(7,224)
Net deferred tax assets	$—	$—
In line with the requirements of the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, our research and development expenditures incurred during the year ended December 31, 2022 have been capitalized for federal income tax purposes, to be amortized over periods of 5 and 15 years for costs incurred in the US and outside the US, respectively. This resulted in a gross deferred tax asset of $61.9 million as of December 31, 2022.
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a 100% valuation allowance against its net deferred tax assets as of December 31, 2022 and 2021. There was an increase in the net valuation allowance of $104.0 million during the year ended December 31, 2022.

As of December 31, 2022, the Company has federal net operating loss (“NOL”) carryforwards of approximately $231.9 million, which are available to reduce future taxable income, and has federal R&D and orphan drug tax credits of approximately $42.6 million and $19.7 million respectively, both of which may be used to offset future tax liabilities. The federal NOL and federal tax credit carryforwards will begin to expire in 2035. The Company also has state NOL carryforwards of approximately $267.0 million, which are available to reduce future taxable income, and has state tax credits of approximately $31.4 million which may be used to offset future tax liabilities. The state NOL will begin to expire in 2035 and the state tax credit carryforwards will be carried forward indefinitely.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021	2020
Unrecognized tax benefits at January 1	$13,699	$8,139	$5,299
Additions for tax positions taken in a prior year	135	1,042	—
Additions for tax positions taken in the current year	5,537	4,725	3,009
Reductions for tax positions taken in the prior year	—	(207)	(169)
Unrecognized tax benefits at December 31	$19,371	$13,699	$8,139
If recognized, none of the unrecognized tax benefits would reduce the annual effective tax rate for the year ended December 31, 2022. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2022, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

12.    Net Income (Loss) and Net Income (Loss) Per Share
The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$(325,991)	$(290,581)	$71,136
Denominator:
Weighted average number of shares outstanding, basic	125,530,703	121,524,795	108,974,137
Dilutive effect of shares issuable under equity incentive plans	—	—	3,728,971
Weighted average number of shares outstanding, diluted	125,530,703	121,524,795	112,703,108
Net income (loss) per share, basic	$(2.60)	$(2.39)	$0.65
Net income (loss) per share, diluted	$(2.60)	$(2.39)	$0.63
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive totaled approximately 18.2 million, 16.5 million, and 4.2 million shares as of December 31, 2022, 2021, and 2020, respectively. These consist primarily of all or certain options issued and outstanding and restricted stock awards subject to future vesting.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Denali Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Denali Therapeutics Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Denali Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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
San Mateo, California
February 27, 2023

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2022, and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated May 8, 2015, as amended on June 4, 2015, July 22, 2015 and June 22, 2016.	S-1	333-221522	4.1	11/13/2017
4.2	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-221522	4.2	11/27/2017
4.3	Form of Indenture.	S-3ASR	333-263107	4.3	2/28/2022
4.4	Description of the Registrant’s Common Stock.	—	—	—	Filed herewith
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-221522	10.1	11/27/2017
10.2+	2015 Stock Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-221522	10.2	11/13/2017
10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-221522	10.3	11/27/2017
10.4+	2017 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-221522	10.4	12/7/2017
10.5+	Offer Letter between the Registrant and Ryan J. Watts, Ph.D., dated November 10, 2017.	S-1	333-221522	10.5	11/13/2017
10.6+	Offer Letter between the Registrant and Alexander O. Schuth, M.D., dated November 10, 2017.	S-1	333-221522	10.6	11/13/2017
10.8+	Offer Letter between the Registrant and Carole Ho, M.D., dated November 10, 2017.	S-1	333-221522	10.8	11/13/2017
10.9	Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated September 24, 2015.	S-1	333-221522	10.9	11/13/2017
10.10Ü	Exclusive License Agreement between the Registrant and Genentech, Inc., dated June 17, 2016.	S-1	333-221522	10.10	11/13/2017
10.11Ü	License and Collaboration Agreement between the Registrant, F-star Gamma Limited, F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H. and F-star Biotechnology Limited, dated August 24, 2016.	S-1	333-221522	10.11	11/13/2017
10.12Ü	Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017.	S-1	333-221522	10.12	11/13/2017
10.12.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated January 18, 2018.	10-K	001-38311	10.12.1	3/19/2018
10.12.2#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated July 2, 2018.	10-Q	001-38311	10.1	11/8/2018
10.12.3#	Amendment No. 4 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated August 30, 2018.	10-Q	001-38311	10.2	11/8/2018
10.12.4#	Amendment No. 5 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated August 6, 2019.	10-K	001-38311	10.12.4	2/26/2021

10.12.5#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 11, 2020.	10-K	001-38311	10.12.5	2/26/2021
10.12.6#	Amendment No. 6 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated December 8, 2020.	10-K	001-38311	10.12.6	2/26/2021
10.12.7	Amendment No. 7 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated March 29, 2021.	—	—	—	Filed herewith
10.12.8#	Amendment No. 8 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 8, 2022.	—	—	—	Filed herewith
10.12.9	Amendment No. 9 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated December 7, 2022.	—	—	—	Filed herewith
10.13+	Amended and Restated Key Executive Change in Control and Severance Plan.	10-Q	001-38311	10.6	11/5/2020
10.14+	Executive Incentive Compensation Plan.	S-1	333-221522	10.14	11/13/2017
10.15+	Amended and Restated Outside Director Compensation Policy.	10-K	001-38311	10.15	2/28/2022
10.16#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K/A	001-38311	10.16	7/13/2018
10.17	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.17	3/19/2018
10.18	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.	10-K	001-38311	10.18	3/19/2018
10.19	First Amendment to Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated May 2, 2018.	10-Q	001-38311	10.1	8/9/2018
10.20Ü	Amended and Restated Gamma IP License Agreement between the Registrant and F-star Gamma Limited, dated August 24, 2016.	10-Q/A	001-38311	10.2	12/6/2018
10.21Ü	Side Letter between the Registrant and F-star Gamma Limited, dated May 21, 2018.	10-Q	001-38311	10.3	8/9/2018
10.22Ü	Share Purchase Agreement between the Registrant and F-star Gamma Limited, dated May 30, 2018.	10-Q/A	001-38311	10.4	12/6/2018
10.23#	Collaboration and License Agreement between registrant and Genzyme Corporation ("Sanofi"), dated October 29, 2018.	10-K	001-38311	10.25	3/12/2019
10.24	Common Stock Purchase Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.1	11/5/2020
10.25#	Provisional LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.2	11/5/2020
10.26	Standstill and Stock Restriction Agreement between the Registrant and Biogen Inc., dated September 22, 2020.	10-Q	001-38311	10.3	11/5/2020
10.27#	Definitive LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated October 4, 2020.	10-Q	001-38311	10.4	11/5/2020
10.28#	Definitive Right of First Negotiation, Option and License Agreement between the Registrant and Biogen Inc., dated October 6, 2020.	10-Q	001-38311	10.5	11/5/2020
10.29#	Side Letter between the Registrant and F-star Gamma Limited, dated June 30, 2021.	10-Q	001-38311	10.1	8/4/2021

10.30	Equity Distribution Agreement, dated February 28, 2022 between the Registrant and Goldman Sachs & Co. LLC, SVB Securities LLC and Cantor Fitzgerald & Co.	S-3ASR	333-263107	1.2	2/28/2022
21.1	Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Filed herewith
x

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

DENALI THERAPEUTICS INC.

Date:	February 27, 2023	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Ryan J. Watts, Ph.D. and Alexander O. Schuth, M.D., and each of them acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan J. Watts	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Ryan J. Watts, Ph.D.

/s/ Alexander O. Schuth	Chief Operating and Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
Alexander O. Schuth, M.D.

/s/ Vicki Sato	Chairperson of our Board of Directors	February 27, 2023
Vicki Sato, Ph.D.

/s/ Douglas Cole	Director	February 27, 2023
Douglas Cole, M.D.

/s/ Jennifer Cook	Director	February 27, 2023
Jennifer Cook

/s/ Jay Flatley	Director	February 27, 2023
Jay Flatley

/s/ Erik Harris	Director	February 27, 2023
Erik Harris

/s/ Peter Klein	Director	February 27, 2023
Peter Klein

/s/ Steve E. Krognes	Director	February 27, 2023
Steve E. Krognes

/s/ David Schenkein	Director	February 27, 2023
David Schenkein, M.D.

/s/ Marc Tessier-Lavigne	Director	February 27, 2023
Marc Tessier-Lavigne, Ph.D.

/s/ Nancy A. Thornberry	Director	February 27, 2023
Nancy A. Thornberry