Form 10-Q
period 2023-03-31
Denali Therapeutics Inc.
filed 2023-05-08
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of May 1, 2023 was 136,888,912.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$68,131	$218,044
Short-term marketable securities	1,220,322	1,118,171
Prepaid expenses and other current assets	36,709	36,104
Total current assets	1,325,162	1,372,319
Property and equipment, net	42,117	44,087
Operating lease right-of-use assets	28,049	30,437
Other non-current assets	14,016	13,399
Total assets	$1,409,344	$1,460,242
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,215	$2,790
Cost sharing payments due to related party	8,538	4,388
Accrued clinical and other research & development costs	47,571	16,297
Accrued manufacturing costs	19,959	22,307
Other accrued costs and current liabilities	9,136	3,682
Accrued compensation	7,365	17,087
Operating lease liabilities, current	6,539	7,318
Related-party contract liability, current	289,757	290,053
Total current liabilities	391,080	363,922
Related-party contract liability, less current portion	633	479
Operating lease liabilities, less current portion	50,546	53,032
Other non-current liabilities	379	379
Total liabilities	442,638	417,812
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 136,741,627 shares and 135,965,918 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,694	1,686
Additional paid-in capital	2,048,297	2,018,617
Accumulated other comprehensive loss	(2,517)	(6,886)
Accumulated deficit	(1,080,768)	(970,987)
Total stockholders' equity	966,706	1,042,430
Total liabilities and stockholders’ equity	$1,409,344	$1,460,242
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue:
Collaboration revenue from customers(1)	$35,141	$42,141
Total collaboration revenue	35,141	42,141
Operating expenses:
Research and development(2)	128,816	86,098
General and administrative	27,140	22,541
Total operating expenses	155,956	108,639
Loss from operations	(120,815)	(66,498)
Interest and other income, net	11,034	1,278
Net loss	(109,781)	(65,220)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	4,369	(6,752)
Comprehensive loss	$(105,412)	$(71,972)
Net loss per share, basic and diluted	$(0.80)	$(0.53)
Weighted average number of shares outstanding, basic and diluted	136,524,528	122,673,935
__________________________________________________
(1)Includes related-party collaboration revenue from a customer of $0.1 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes expenses for cost sharing payments due to a related party of $4.2 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	135,965,918	$1,686	$2,018,617	$(6,886)	$(970,987)	$1,042,430
Issuances under equity incentive plans	204,308	2	1,602	—	—	1,604
Vesting of restricted stock units	571,401	6	(6)	—	—	—
Stock-based compensation	—	—	28,084	—	—	28,084
Net loss	—	—	—	—	(109,781)	(109,781)
Other comprehensive gain	—	—	—	4,369	—	4,369
Balance at March 31, 2023	136,741,627	$1,694	$2,048,297	$(2,517)	$(1,080,768)	$966,706

Balance at December 31, 2021	122,283,305	$1,548	$1,608,238	$(2,499)	$(644,996)	$962,291
Issuances under equity incentive plans	151,419	2	1,461	—	—	1,463
Vesting of restricted stock units	423,184	4	(4)	—	—	—
Stock-based compensation	—	—	26,145	—	—	26,145
Net loss	—	—	—	—	(65,220)	(65,220)
Other comprehensive loss	—	—	—	(6,752)	—	(6,752)
Balance at March 31, 2022	122,857,908	$1,554	$1,635,840	$(9,251)	$(710,216)	$917,927
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(109,781)	$(65,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,047	2,079
Stock–based compensation expense	28,084	26,145
Net amortization of premiums and (discounts) on marketable securities	(7,853)	1,627
Non-cash adjustment to operating lease expense	(877)	(783)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,789)	1,242
Accounts payable	3,698	1,248
Accruals and other current liabilities	19,810	(8,306)
Contract liabilities	—	(27,915)
Related-party contract liability	(141)	(2,226)
Net cash used in operating activities	(58,802)	(72,109)
Investing activities
Purchases of marketable securities	(523,714)	(364,337)
Purchases of property and equipment	(2,786)	(4,041)
Maturities and sales of marketable securities	433,785	250,500
Net cash used in investing activities	(92,715)	(117,878)
Financing activities
Proceeds from exercise of awards under equity incentive plans	1,604	1,463
Net cash provided by financing activities	1,604	1,463
Net decrease in cash, cash equivalents and restricted cash	(149,913)	(188,524)
Cash, cash equivalents and restricted cash at beginning of period	219,544	294,977
Cash, cash equivalents and restricted cash at end of period	$69,631	$106,453
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$4	$—
Property and equipment purchases accrued but not yet paid	$6,075	$114

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
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X for interim financial information.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023 (the "2022 Annual Report on Form 10-K"). The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the audited annual consolidated financial statements as of and for the period then ended. Certain information and footnote disclosures typically included in the Company's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards, if any, discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2023 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2022 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2022 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the Company had no off-balance sheet concentrations of credit risk.

The Company is subject to a number of risks similar to other clinical-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Further, the company is also subject to broad market risks and uncertainties resulting from recent events, such as bank failures or instability in the financial services sector, the COVID-19 pandemic, the Russian invasion of Ukraine, inflation, rising interest rates, and recession risks as well as supply chain and labor shortages.
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

Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Condensed Consolidated Balance Sheets and $1.5 million of restricted cash for the letter of credit for the Company’s headquarters building lease which is included within other non-current assets in the Condensed Consolidated Balance Sheets.
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

Leases with an initial term of twelve months or less are not recorded on the balance sheet, unless they include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes lease expenses on a straight-line basis over the lease term. The Company has leases with lease and non-lease components, which the Company has elected to account for as a single lease component.
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
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$38,170	$—	$—	$38,170
Short-term marketable securities:
U.S. government treasuries	1,093,118	—	—	1,093,118
U.S. government agency securities	—	26,471	—	26,471
Corporate debt securities	—	47,315	—	47,315
Commercial paper	—	53,418	—	53,418
Total	$1,131,288	$127,204	$—	$1,258,492

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,340	$—	$—	$105,340
U.S. government treasuries	43,781	—	—	43,781
Commercial paper	—	9,948	—	9,948
Short-term marketable securities:
U.S. government treasuries	1,003,504	—	—	1,003,504
U.S. government agency securities	—	16,861	—	16,861
Corporate debt securities	—	54,215	—	54,215
Commercial paper	—	43,591	—	43,591
Total	$1,152,625	$124,615	$—	$1,277,240
The carrying amounts of cost sharing reimbursements due to related party, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels.

3.    Marketable Securities
All marketable securities were considered available-for-sale at March 31, 2023 and December 31, 2022. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$1,095,241	$280	$(2,403)	$1,093,118
U.S. government agency securities	26,419	52	—	26,471
Corporate debt securities(2)	47,410	—	(95)	47,315
Commercial paper	53,418	—	—	53,418
Total	$1,222,488	$332	$(2,498)	$1,220,322
__________________________________________________
(1)Unrealized holding losses on 40 securities with an aggregate fair value of $570.5 million.
(2)Unrealized holding losses on 13 securities with an aggregate fair value of $47.3 million.

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$1,009,733	$58	$(6,287)	$1,003,504
U.S. government agency securities	16,823	38	—	16,861
Corporate debt securities(2)	54,571	—	(356)	54,215
Commercial paper	43,591	—	—	43,591
Total	$1,124,718	$96	$(6,643)	$1,118,171
__________________________________________________
(1)Unrealized holding losses on 51 securities with an aggregate fair value of $683.4 million.
(2)Unrealized holding losses on 16 securities with an aggregate fair value of $54.2 million.
As of March 31, 2023 and December 31, 2022, a majority of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of March 31, 2023 or December 31, 2022. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of March 31, 2023, all of the Company’s marketable securities have an effective maturity of less than one year.

4.    Acquisition
In August 2016, the Company entered into a License and Collaboration Agreement (“F-star Collaboration Agreement”) with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-und Entwicklungsges M.B.H ("F-star GmbH") and F-star Biotechnology Limited ("F-star Ltd") (collectively, “F-star”) to leverage F-star’s modular antibody technology and the Company’s expertise in the development of therapies for neurodegenerative diseases. In May 2018, the Company exercised the pre-negotiated option agreement (the "Option Agreement") under the F-star Collaboration Agreement and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which the Company acquired all of the outstanding shares of F-star Gamma (the “Acquisition”). The details of the Acquisition are further described in Note 4, "Acquisition", to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.
As of March 31, 2023, the Company had paid consideration of $19.8 million in the aggregate consisting of up-front and preclinical contingent consideration, all of which was recorded as research and development expense as incurred. An additional contingent consideration payment of $30.0 million was triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program, and recognized as research and development expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023, and is recorded in accrued clinical and other research and development costs on the Condensed Consolidated Balance Sheet as of March 31, 2023. This payment fully satisfies the Company's clinical contingent consideration obligations under the Purchase Agreement. There was no contingent consideration expense recognized for the three months ended March 31, 2022.
5.    Collaboration Agreements
Biogen

In August 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), which expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). The details of the Provisional Biogen Collaboration Agreement and the Biogen Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the 2022 Annual Report on Form 10-K. During the first quarter of 2023, there were no changes to the terms of the Biogen Collaboration Agreement, and no change in the transaction price during the three months ended March 31, 2023. In April 2023, Biogen exercised its option to license Denali's ATV:Abeta program, triggering a $5.0 million option fee payment, which is expected to be received in May 2023.
A related-party contract liability of $290.4 million and $290.5 million was recorded on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. Approximately $288.9 million of this contract liability relates to the revenue allocated to the material right for the ATV:Abeta option under the ROFN and Option Agreement, which was exercised in April 2023. The remaining $1.5 million of this contract liability relates to the portion of the Option Research Services performance obligation for the second option program yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be more than one year. The Company recorded $4.2 million and $2.7 million of cost sharing payments to Biogen for LRRK2 development activities in research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022, respectively. Cost sharing payments due to related party of $8.5 million and $4.4 million were recorded on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company had not achieved any milestones and had not recorded any product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of March 31, 2023 or December 31, 2022.

During the first quarter of 2023, there were no changes to the terms of the Sanofi Collaboration Agreement, and the transaction price increased by $25.0 million due to a milestone payment triggered and received in January 2023 upon the commencement of dosing in a Phase 2 study of SAR443820/DNL788 in individuals with multiple sclerosis. This milestone was recognized in collaboration revenue from customers in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2023 since the associated performance obligation had been satisfied.

As of March 31, 2023, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda
PTV:PGRN and ATV:TREM2 Collaboration Agreements
In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"). The details of the Takeda Collaboration Agreement are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K. There are no remaining performance obligations or potential payments remaining under the initial Takeda Collaboration Agreement.
The opt-in by Takeda on the PTV:PGRN and ATV:TREM2 programs represented two new contracts with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement" and the "ATV:TREM2 Collaboration Agreement"), both of which became effective in December 2021. The details of the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.
During the three months ended March 31, 2023, there were no changes to the terms of the ATV:TREM2 or PTV:PGRN Collaboration Agreements, and an increase in the transaction price in the PTV:PGRN Collaboration Agreement of $10.0 million upon achievement of a specified clinical milestone in the Phase 1/2 clinical of DNL593 in patients with FTD-GRN. This milestone was recognized in collaboration revenue from customers in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2023 since the associated performance obligation has been satisfied, and was included as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of March 31, 2023.

The Company recorded $1.5 million and $2.9 million of cost sharing reimbursements for PTV:PGRN, and $1.7 million and $2.1 million of cost sharing reimbursements for ATV:TREM2 Development Activities, for the three months ended March 31, 2023 and 2022, respectively, as offsets to research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Cost sharing reimbursements of $3.2 million and $8.9 million are recorded as receivables within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Company had earned $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the combined PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Takeda Collaboration Agreement:
Takeda Collaboration Agreement Services(1)	$—	$39,916
PTV:PGRN Collaboration Agreement	10,000	—
Total Takeda Collaboration Revenue	10,000	39,916
Sanofi Collaboration Agreement
CNS Program License	25,000	—
Total Sanofi Collaboration Revenue	25,000	—
Biogen Collaboration Agreement
Option Research Services(2)	141	2,225
Total Biogen Collaboration Revenue	141	2,225
Total Collaboration Revenue	$35,141	$42,141
_________________________________________________
(1)Revenue of $27.9 million for the three months ended March 31, 2022 was included in the contract liability balance at the beginning of the period.
(2)Revenue for the three months ended March 31, 2023 and 2022 was included in the contract liability balance at the beginning of the period.
6.     License Agreements
Genentech
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech License Agreement”). The details of the Genentech License Agreement are further described in Note 6, "License Agreements", to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K. No expenses were recorded under the Genentech License Agreement for the three months ended March 31, 2023 or 2022.
To date, the Company has made payments to Genentech of $25.0 million in the aggregate, including an upfront fee, a technology transfer fee and three clinical milestone payments, with $18.8 million of the payments recorded as research and development expense as incurred, net of cost sharing reimbursements from Biogen.

7.     Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), as further described in Note 8, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K. In August 2021, the Company entered into an operating lease for laboratory, office and warehouse premises in Salt Lake City, Utah (the “SLC Lease”). In March 2023, the Company terminated the SLC Lease, which resulted in the recognition of $7.9 million of accelerated depreciation on leasehold improvements in the three months ended March 31, 2023. The SLC Lease had not commenced for accounting purposes, and as such, no lease liability or ROU asset was recorded on the Condensed Consolidated Balance Sheet, and no operating lease expense was recorded associated with this lease.
In April 2023, the Company entered into a new operating lease in Salt Lake City for a 59,336 square foot laboratory, office and warehouse premises with a contractual term of approximately 15.0 years upon commencement, and future undiscounted lease payments of approximately $13.4 million.
Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rates of our operating leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rate, management considers observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the leases recognized under ASC 842 during three months ended March 31, 2023.
Operating lease costs, including variable costs, recognized under ASC 842 were $2.9 million and $2.8 million for three months ended March 31, 2023 and 2022, respectively. The following table contains a summary of other information pertaining to the Company’s operating lease for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$2,996	$2,618

	As of March 31,
	2023	2022
Weighted average remaining lease term	6.1 years	7.1 years
Weighted average discount rate	9.0%	9.0%
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2023 (in thousands):

Year Ended December 31:
2023 (nine months)	8,348
2024	11,417
2025	11,793
2026	12,182
2027	12,584
Thereafter	17,382
Total undiscounted lease payments	73,706
Present value adjustment	(16,621)
Net operating lease liabilities	$57,085
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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is expected to be by November 2029. As of March 31, 2023 and December 31, 2022, the Company had total non-cancellable purchase commitments under the DMSA of $39.6 million and $32.3 million, respectively.
During the three months ended March 31, 2023 and 2022, the Company incurred costs of $5.2 million and $10.0 million, respectively, and made payments of $3.8 million and $8.7 million, respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $46.9 million and $9.6 million, as of March 31, 2023 and December 31, 2022, respectively, with certain amounts subject to cost sharing with Takeda.

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
8.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 9, "Stock-Based Awards" to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K.
Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2022	14,673,717	$27.03
Granted	2,977,841	27.66
Exercised	(204,308)	7.85
Forfeited	(194,300)	39.71
Balance at March 31, 2023	17,252,950	$27.22
Vested and expected to vest at March 31, 2023	16,443,079	$28.53
Exercisable at March 31, 2023	10,535,232	$23.63

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.08	6.08
Volatility	69.1% - 69.6%	65.5% - 66.1%
Risk-free interest rate	3.6% - 4.2%	1.5% - 1.8%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the three months ended March 31, 2023:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2022	3,330,654	$41.39
Granted	1,321,680	27.66
Vested and released	(571,401)	44.35
Forfeited	(133,150)	36.79
Unvested and expected to vest at March 31, 2023	3,947,783	$36.52

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$16,784	$15,556
General and administrative	11,300	10,589
Total	$28,084	$26,145
9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Potentially dilutive securities, including all options issued and outstanding, ESPP shares issuable, and restricted shares subject to future vesting, that were not included in the diluted per share calculations for all periods presented because they would be anti-dilutive totaled approximately 21.4 million and 18.4 million shares as of March 31, 2023 and March 31, 2022, respectively.

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

•the impact of adverse economic conditions such as instability in the financial services sector, rising interest rates, rising inflation and increased labor market competition;

•the impact of the COVID-19 pandemic, increased geopolitical uncertainty and related global economic disruptions and social conditions on our business; and

•our financial performance.

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

•our CNS-penetrant receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address neurological diseases such as ALS, multiple sclerosis ("MS") and Alzheimer's disease; and
•a second non-CNS penetrant RIPK1 inhibitor, partnered with Sanofi, to address peripheral inflammatory diseases such as cutaneous lupus erythematosus ("CLE") and ulcerative colitis ("UC").

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

Key operational and financing milestones in 2023 to date include:

•In January 2023, our collaboration partner Sanofi commenced dosing in the Phase 2 study of SAR443820/ DNL788 in patients with MS, triggering a $25.0 million milestone payment, which was received in January 2023;

•In February 2023, at the WORLDSymposiumTM, we reported additional interim data from the open-label, single-arm Phase 1/2 study of DNL310. Over 49 weeks of DNL310 treatment in the Phase 1/2 study, positive changes across measures of exploratory clinical outcomes including VABS-II (adaptive behavior) and BSID-III (cognitive capabilities) scores and global impression scales were observed. The data also suggested that DNL310 improved hearing, as assessed by auditory brainstem response testing. Additional biomarker data out to 49 weeks continued to demonstrate that DNL310 enabled rapid and sustained normalization of CSF heparan sulfate to normal healthy levels and improvement in lysosomal function biomarkers. Reduction in urine heparan sulfate and dermatan sulfate after switch from standard of care to DNL310 suggested additional sustained peripheral activity of DNL310. The DNL310 safety profile, with up to two years of treatment, remained consistent with standard of care;
•In March 2023, a contingent consideration payment of $30.0 million associated with our acquisition of F-star Gamma was triggered upon the achievement of a specified clinical milestone in the ETV:IDS program. This payment fully satisfies our clinical contingent consideration obligations under the Purchase Agreement;
•In March 2023, a $10.0 million milestone payment from Takeda was triggered upon achievement of a specified clinical milestone in the Phase 1/2 study of TAK-594/DNL593 in patients with FTD-GRN, which is due in May 2023;

•In April 2023, we entered into a new operating lease in Salt Lake City for a 59,336 square foot laboratory, office and warehouse premises, after terminating our previous SLC lease in March 2023, decreasing future lease payment by $6.1 million while increasing the lease term by approximately five and a half years. The Utah site will expand our clinical manufacturing capabilities for biologic therapeutics (large molecules) as we plan to use the premises for the manufacture of materials for toxicology studies and drug substance for early human clinical studies with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials;
•In April 2023, our collaboration partner Biogen exercised its option to develop and commercialize our ATV program targeting Amyloid Beta, triggering an option exercise payment, which we expect to receive in May 2023; and
•In April 2023, we presented final data from the 28-day treatment period of the Phase 1b study of DNL343 in participants with ALS at the 75th Annual Meeting of the American Academy of Neurology (AAN). The results continued to demonstrate that once-daily oral dosing with DNL343 for 28 days was generally well tolerated and demonstrated extensive CSF penetration. In addition, robust inhibition of biomarkers associated with the ISR pathway was observed in blood samples from study participants. The Phase 1b data continue to support plans to initiate dosing with DNL343 in the Phase 2/3 HEALEY Platform Trial in ALS.

We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $109.8 million and $65.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $1.08 billion. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our TV platform. These expenses include external expenses incurred by us relating to our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We also incur personnel and other operating expenses for our research and development programs which are presented in aggregate. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including rent and depreciation, and lab consumables. Where we share costs with our collaboration partners, such as in our Biogen Collaboration Agreement and Takeda Collaboration Agreement, research and development expenses may include cost sharing reimbursements from, or payments to, our collaboration partners.

It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is made more challenging by events outside of our control, such as the COVID-19 pandemic and increased geopolitical uncertainty. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

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

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Collaboration revenue:
Collaboration revenue from customers	$35,141	$42,141	$(7,000)	(17)%
Total collaboration revenue	35,141	42,141	(7,000)	(17)
Operating expenses:
Research and development	128,816	86,098	42,718	50
General and administrative	27,140	22,541	4,599	20
Total operating expenses	155,956	108,639	47,317	44
Loss from operations	(120,815)	(66,498)	(54,317)	82
Interest and other income, net	11,034	1,278	9,756	*
Net loss	$(109,781)	$(65,220)	$(44,561)	68%
__________________________________________________
*Percentage is not meaningful.

Collaboration revenue. Collaboration revenue was $35.1 million and $42.1 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in collaboration revenue of $7.0 million for the three months ended March 31, 2023, compared to the comparative period in the prior year, was primarily due to a $29.9 million decrease in revenue from our collaboration with Takeda primarily due to completion of the preclinical research service performance obligations, and a decrease in revenue of $2.1 million under the Biogen Collaboration Agreement due to completion of the ATV:Abeta Option Research Services. These decreases are partially offset by a $25.0 million increase in revenue from our collaboration with Sanofi as a result of the milestone achieved in January 2023 upon the commencement of dosing in a Phase 2 study of SAR443820/DNL788 in individuals with MS.

Research and development expenses. Research and development expenses were $128.8 million and $86.1 million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended March 31,
	2023	2022
ETV:IDS program external expenses	$46,644	$17,890
PTV:PGRN program external expenses	2,846	4,143
ATV:TREM2 program external expenses	1,886	2,746
TV platform and other program external expenses	4,358	5,743
LRRK2 program external expenses	1,905	1,196
eIF2B program external expenses	4,648	3,935
Other external research and development expenses	7,715	7,506
Personnel related expenses(1)	41,061	36,064
Other unallocated research and development expenses	16,738	9,148
Net cost sharing payments (reimbursements)(2)	1,015	(2,273)
Total research and development expenses	$128,816	$86,098
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $16.8 million and $15.6 million for the three months ended March 31, 2023 and 2022, respectively, reflecting an increase of $1.2 million.

(2)There were $1.0 million in net cost sharing payments and $2.3 million in net cost sharing reimbursements during the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, net cost sharing payments includes cost sharing payments of $4.2 million owed to Biogen, partially offset by cost sharing reimbursements from Takeda for the PTV:PGRN program (included within PTV:PGRN program external program expenses and Personnel related expenses) of $1.5 million and the ATV:TREM2 program (included within ATV:TREM2 program external expenses and Personnel related expenses) of $1.7 million, respectively. For the three months ended March 31, 2022, net cost sharing reimbursements includes $2.9 million of reimbursements from Takeda for the PTV:PGRN program (included within PTV:PGRN program external program expenses and Personnel related expenses) and $2.1 million of reimbursements from Takeda for the ATV:TREM2 program (included within ATV:TREM2 program external expenses and Personnel related expenses). These cost sharing reimbursements were partially offset by cost sharing payments of $2.7 million to Biogen for LRRK2 program external expenses and program internal expenses (included within Personnel related expenses).

The increase in research and development expenses of approximately $42.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily attributable to the following:
•An increase of $28.8 million in ETV:IDS program external expenses primarily due to the accrued contingent consideration payment of $30.0 million related to the acquisition of F-star Gamma, which was triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program;
•An increase of $7.6 million in other unallocated research and development expenses primarily due to increased facility costs as a result of accelerated depreciation on leasehold improvements associated with the termination of the SLC Lease; and
•An increase of $5.0 million in personnel related expenses, consisting of $3.8 million in employee compensation and $1.2 million in stock-based compensation expense pertaining to additional salaries, related expenses, and equity award grants driven by an increase in our research and development headcount.
These increases were partially offset by a decrease of $3.3 million in net cost sharing reimbursements due to the transition of LRRK2 clinical activities to Biogen, resulting in cost sharing reimbursements flipping to payments; and decreases of $1.4 million and $1.3 million in TV platform and other program external expenses and PTV:PGRN program external expenses, respectively, due to the timing of significant external research and manufacturing related activities year over year.
General and administrative expenses. General and administrative expenses were $27.1 million for the three months ended March 31, 2023 compared to $22.5 million for the three months ended March 31, 2022. The increase of $4.6 million was primarily attributable to the following:
•$2.7 million of increased facility costs, consulting, and legal professional service expenses; and
•$1.8 million of increased personnel-related expenses consisting of employee compensation and stock-based compensation expense associated with additional salary expenses and equity award grants driven by higher general and administrative headcount.
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

Pursuant to our collaboration agreements with Takeda, Sanofi and Biogen, through March 31, 2023 we have received upfront, option and milestone payments of $105.0 million, $225.0 million, and $560.0 million, respectively, and have also received $31.9 million and $16.2 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million of reimbursement from Sanofi for the Phase 1b trial for DNL747 for ALS and associated activities.

Further, under associated stock purchase agreements with Takeda and Biogen, through March 31, 2023 we have received $110.0 million and $465.0 million, respectively, for the sale and issuance of shares of our common stock to these collaboration partners.

As of March 31, 2023, we had cash, cash equivalents and marketable securities in the amount of $1.29 billion.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $1.08 billion through March 31, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of March 31, 2023, operating lease liabilities were $57.1 million. Under the SLC lease which was executed in April 2023, we have future undiscounted lease payments totaling approximately $13.4 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments as of March 31, 2023 of $86.5 million, with certain amounts subject to cost sharing with Takeda. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. These commitments are more fully described in Note 7 - Commitments and Contingencies of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(58,802)	$(72,109)
Net cash used in investing activities	(92,715)	(117,878)
Net cash provided by financing activities	1,604	1,463
Net decrease in cash, cash equivalents and restricted cash	$(149,913)	$(188,524)
Net Cash Used In Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $58.8 million, which consisted of a net loss of $109.8 million, adjusted by non-cash items primarily related to stock-based compensation and depreciation, net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash Used In Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $92.7 million, which consisted of $523.7 million of purchases of marketable securities and $2.8 million of capital expenditures to purchase property and equipment, partially offset by $433.8 million in proceeds from maturities of marketable securities.
Net Cash Provided By Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was $1.6 million in proceeds from the exercise of options to purchase common stock.
Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the three months ended March 31, 2023.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.29 billion as of March 31, 2023, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-term fixed income securities.

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
Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro, Swiss Franc and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of preclinical, clinical and manufacturing activities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management attention and resources and other factors.
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

We are a clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our clinical-stage programs are in various phases ranging from Phase 1 through Phase 3. We have not initiated clinical trials for any of our other current product candidates. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred significant net losses since our inception, including net losses of $109.8 million and $65.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $1.08 billion.

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

•general economic conditions, including conditions resulting from rising inflation and interest rates, recent bank failures and instability in the financial services sector, geopolitical uncertainty and instability or war; and

•addressing any delays in our clinical trials or other impacts from the COVID-19 pandemic.

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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offerings completed in January 2020 and October 2022, and payments received from our collaboration agreements with Biogen, Sanofi and Takeda. We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical and clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of March 31, 2023, we had $1.29 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as recent bank failures, geopolitical uncertainty, rising inflation or interest rates or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available when we need it, on terms acceptable to us or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, which could materially affect our business, financial condition, results of operations and growth prospects and cause the price of our common stock to decline.
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

Due to the significant resources required for the development of our programs, we must focus our programs on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative diseases, our business, financial condition, results of operations and growth prospects could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forgo or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.
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
We are actively monitoring, evaluating and responding to developments relating to COVID-19, including protocols and guidance as set forth by the CDC and other state, local and government authorities. In response to the COVID-19 pandemic, we implemented policies that enabled some of our employees to work remotely, which policies may continue for an indefinite period. We also implemented various safety protocols for all on-site personnel. Due to telecommuting patterns, modified work schedules and work protocols to enable adequate physical distancing, our laboratory operations have at times and may again operate with decreased efficiency. President Biden announced that the administration ended the COVID-19 national and public health emergencies on April 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations remains unclear.

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

•interruption in global shipping that has affected the transport of clinical trial materials, such as investigational drug products used in our clinical trials;

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

We have clinical trial sites for our clinical studies in the United States and Europe, any of which may be affected by the COVID-19 pandemic. For example, if healthcare facilities and offices are required to focus limited resources on non-clinical trial matters such as treatment of COVID-19 patients, then patient screening, new patient enrollment, and monitoring and data collection could be affected. For example, in 2020, we experienced a pause in enrollment in our BIIB122/DNL151 Phase 1 and Phase 1b trials, our DNL343 Phase 1 trial, and our ETV:IDS program observational biomarker study, and we have subsequently experienced certain delays in patient enrollment.

The FDA has issued substantial pandemic-related guidance regarding, among other things, clinical trials and drug manufacturing. Should the FDA issue additional guidance with respect to COVID-19 protocols as relates to the implementation of our clinical trials, the costs of such clinical trials may increase. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted. To the extent the COVID-19 pandemic adversely affects our business, operations and financial condition in the future, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

•public health crises, such as the COVID-19 pandemic;

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

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities, which we are actively building in Salt Lake City, Utah. Under an operating lease for approximately 60,000 rentable square feet of laboratory, office and warehouse premises, we have initiated the build-out of our Utah site to expand our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies. In addition, building internal manufacturing capacity carries significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner. To date, we have experienced delays with the manufacturing site build-out, and there can be no assurance that our current and future efforts to scale our internal manufacturing capabilities will succeed.

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

•regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;

•we may be unable to demonstrate to the regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•the approval policies or regulations of the regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. These include the enactment of the Affordable Care Act of 2010 (“ACA”), the American Rescue Plan Act of 2021, which will eliminate a statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs, and the July 2021 executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 ("IRA"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. It is unclear how future litigation or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business. We expect that the ACA and IRA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for any product candidates that are approved, our ability to receive or set a price we believe is fair for our products, our ability to attract investment, our ability to generate revenue or achieve profitability, the level of taxes we are required to pay, and the availability of capital.
Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA, EMA and other comparable foreign regulatory authorities; provide true, complete and accurate information to regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal, state, local, and foreign healthcare fraud and abuse laws. The laws that may impact our operations include the federal Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), the federal Physician Payment Sunshine Act, federal consumer protection and unfair competition laws, and analogous state and foreign laws and regulations. These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the EU are governed by the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other countries, and in the context of clinical trials we currently rely on patient informed consent as the legal basis for such transfers. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with any EU clinical trials. Additionally, the UK has implemented legislation that substantially implements the GDPR (the "UK GDPR"), with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of UK data protection laws and regulations remain unclear. On June 28, 2021, the European Commission announced a decision of "adequacy" concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area ("EEA") to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the UK GDPR and data protection laws or regulations may develop in the medium-to-long term.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. In addition, we cannot be certain that any patents we own or in-license in the United States adequately cover the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or adequately cover the antibodies, enzymes or proteins being developed in our ATV:TREM2, ETV:IDS, ETV:SGSH, ETV:IDUA, PTV:PGRN, ATV:Abeta, OTV, or other TV-enabled programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within twelve months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, programs, product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and growth prospects could be materially harmed.

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

As of March 31, 2023, we had approximately 430 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party vendors and their information technology systems. Despite the implementation of security measures, our internal computer systems and those of our collaborators, CROs, and other contractors and consultants may be vulnerable to damage, outages and interruptions resulting from computer viruses and other malicious code or unauthorized access, or breached, compromised or otherwise subject to security incidents due to operator error, malfeasance or other system disruptions. As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Security threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems or those of our collaborators, CROs, or other contractors or consultants.

Over the past few years, cyber-attacks have become more prevalent, intense, sophisticated and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. We and our collaborators, CROs, or other contractors and consultants may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Although to our knowledge we have not experienced any such material system failure or security breach or incident to date, if a breakdown, cyberattack or other information security breach or incident were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to loss or misappropriation of trade secrets or loss of, or unauthorized modification, unavailability, disclosure or other unauthorized processing of other proprietary information or other similar disruption and we could incur liability and reputational damage. For example, any corruption, loss or other unavailability of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics such as COVID-19, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by bank failures or instability in the financial services sector, government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

The majority of our operations including our corporate headquarters are located in a single facility in South San Francisco, California. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, extreme weather conditions or natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.
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

•market conditions in the pharmaceutical and biotechnology sectors; and

•other events or factors affecting general economic, industry, and market conditions, including bank failures or instability in the financial services sector, geopolitical events such as Russia's invasion of Ukraine and outbreaks of pandemic diseases such as COVID-19.

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

In January 2020, we sold 9.0 million shares of common stock in an underwritten follow-on offering pursuant to a shelf registration statement filed in March 2019, and in February 2022 we filed a second shelf registration statement and simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC, and Cantor Fitzgerald & Co., as sales agents, to establish an at-the-market facility pursuant to which we may offer and sell from time to time up to $400.0 million shares of our common stock. In October 2022, we sold 11.9 million shares of common stock in an underwritten public offering pursuant to this second shelf registration statement.

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
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	May 8, 2023	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2023	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)