Form 10-Q
period 2023-06-30
Denali Therapeutics Inc.
filed 2023-08-08
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of July 31, 2023 was 137,422,131.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$131,973	$218,044
Short-term marketable securities	1,059,014	1,118,171
Prepaid expenses and other current assets	33,075	36,104
Total current assets	1,224,062	1,372,319
Property and equipment, net	39,821	44,087
Operating lease right-of-use assets	27,417	30,437
Other non-current assets	14,434	13,399
Total assets	$1,305,734	$1,460,242
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,520	$2,790
Cost sharing payments due to related party	6,976	4,388
Accrued clinical and other research & development costs	15,120	16,297
Accrued manufacturing costs	17,263	22,307
Other accrued costs and current liabilities	3,603	3,682
Accrued compensation	10,256	17,087
Operating lease liabilities, current	6,774	7,318
Related-party contract liability, current	845	290,053
Total current liabilities	69,357	363,922
Related-party contract liability, less current portion	422	479
Operating lease liabilities, less current portion	48,751	53,032
Other non-current liabilities	379	379
Total liabilities	118,909	417,812
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 137,362,688 shares and 135,965,918 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,700	1,686
Additional paid-in capital	2,083,951	2,018,617
Accumulated other comprehensive loss	(1,441)	(6,886)
Accumulated deficit	(897,385)	(970,987)
Total stockholders' equity	1,186,825	1,042,430
Total liabilities and stockholders’ equity	$1,305,734	$1,460,242
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue:
Collaboration revenue from customers(1)	$294,123	$52,480	$329,264	$94,621
Total collaboration revenue	294,123	52,480	329,264	94,621
Operating expenses:
Research and development(2)	97,520	92,737	226,336	178,835
General and administrative	26,120	21,159	53,260	43,700
Total operating expenses	123,640	113,896	279,596	222,535
Income (loss) from operations	170,483	(61,416)	49,668	(127,914)
Interest and other income, net	12,900	2,649	23,934	3,927
Income (loss) before income taxes	183,383	(58,767)	73,602	(123,987)
Income tax expense	—	(27)	—	(27)
Net income (loss)	183,383	(58,794)	73,602	(124,014)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	1,076	(3,023)	5,445	(9,775)
Comprehensive income (loss)	$184,459	$(61,817)	$79,047	$(133,789)
Net income (loss) per share:
Net income (loss) per share, basic	$1.34	$(0.48)	$0.54	$(1.01)
Net income (loss) per share, diluted	$1.30	$(0.48)	$0.52	$(1.01)
Weighted-average shares used in calculating:
Weighted average number of shares outstanding, basic	137,047,227	123,008,558	136,787,321	122,842,171
Weighted average number of shares outstanding, diluted	140,930,625	123,008,558	140,550,226	122,842,171
__________________________________________________
(1)Includes related-party collaboration revenue from customers of $294.1 million and $294.3 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $2.7 million for the three and six months ended June 30, 2022, respectively.
(2)Includes expenses for cost sharing payments due to a related party of $7.0 million and $11.1 million for the three and six months ended June 30, 2023, respectively, an offset to expense from related-party cost sharing reimbursements of $0.4 million for the three months ended June 30, 2022, and expense for cost sharing payments due to a related party of $2.4 million for the six months ended June 30, 2022.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	135,965,918	$1,686	$2,018,617	$(6,886)	$(970,987)	$1,042,430
Issuances under equity incentive plans	730,887	7	10,616	—	—	10,623
Vesting of restricted stock units	665,883	7	(7)	—	—	—
Stock-based compensation	—	—	54,725	—	—	54,725
Net income	—	—	—	—	73,602	73,602
Other comprehensive income	—	—	—	5,445	—	5,445
Balance at June 30, 2023	137,362,688	$1,700	$2,083,951	$(1,441)	$(897,385)	$1,186,825

Balance at March 31, 2023	136,741,627	$1,694	$2,048,297	$(2,517)	$(1,080,768)	$966,706
Issuances under equity incentive plans	526,579	5	9,014	—	—	9,019
Vesting of restricted stock units	94,482	1	(1)	—	—	—
Stock-based compensation	—	—	26,641	—	—	26,641
Net income	—	—	—	—	183,383	183,383
Other comprehensive income	—	—	—	1,076	—	1,076
Balance at June 30, 2023	137,362,688	$1,700	$2,083,951	$(1,441)	$(897,385)	$1,186,825

Balance at December 31, 2021	122,283,305	$1,548	$1,608,238	$(2,499)	$(644,996)	$962,291
Issuances under equity incentive plans	391,961	5	5,860	—	—	5,865
Vesting of restricted stock units	482,012	5	(5)	—	—	—
Stock-based compensation	—	—	50,081	—	—	50,081
Net loss	—	—	—	—	(124,014)	(124,014)
Other comprehensive loss	—	—	—	(9,775)	—	(9,775)
Balance at June 30, 2022	123,157,278	$1,558	$1,664,174	$(12,274)	$(769,010)	$884,448

Balance at March 31, 2022	122,857,908	$1,554	$1,635,840	$(9,251)	$(710,216)	$917,927
Issuances under equity incentive plans	240,542	3	4,399	—	—	4,402
Vesting of restricted stock units	58,828	1	(1)	—	—	—
Stock-based compensation	—	—	23,936	—	—	23,936
Net loss	—	—	—	—	(58,794)	(58,794)
Other comprehensive loss	—	—	—	(3,023)	—	(3,023)
Balance at June 30, 2022	123,157,278	$1,558	$1,664,174	$(12,274)	$(769,010)	$884,448
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$73,602	$(124,014)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,332	4,151
Stock–based compensation expense	54,654	50,081
Net amortization of premiums and (discounts) on marketable securities	(19,386)	2,118
Non-cash adjustment to operating lease expense	(1,805)	(1,623)
Other non-cash items	—	5
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,823	(14,751)
Accounts payable	8,472	2,087
Accruals and other current liabilities	(12,399)	(2,441)
Contract liabilities	—	(27,915)
Related-party contract liability	(289,264)	(2,705)
Net cash used in operating activities	(171,971)	(115,007)
Investing activities
Purchases of marketable securities	(901,841)	(505,460)
Purchases of property and equipment	(8,636)	(6,934)
Maturities and sales of marketable securities	985,829	483,147
Net cash provided by (used in) investing activities	75,352	(29,247)
Financing activities
Proceeds from exercise of awards under equity incentive plans	10,623	5,865
Net cash provided by financing activities	10,623	5,865
Net decrease in cash, cash equivalents and restricted cash	(85,996)	(138,389)
Cash, cash equivalents and restricted cash at beginning of period	219,544	294,977
Cash, cash equivalents and restricted cash at end of period	$133,548	$156,588
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$4	$—
Property and equipment purchases accrued but not yet paid	$575	$321

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

During the six months ended June 30, 2023 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2022 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2022 Annual Report on Form 10-K.
Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For the Company and its subsidiaries, the functional currency has been determined to be U.S. dollars. Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates, non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates, and transactions in foreign currencies are remeasured at average exchange rates. Foreign currency gains and losses resulting from remeasurement are recognized in interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the Company had no off-balance sheet concentrations of credit risk.

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

Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Condensed Consolidated Balance Sheets and $1.6 million of restricted cash for the letter of credit for the Company’s headquarters building lease which is included within other non-current assets in the Condensed Consolidated Balance Sheets.
Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or short-term marketable securities on the Condensed Consolidated Balance Sheets, are considered available-for-sale, and reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.

The Company classifies investments in securities with remaining maturities of less than one year, or where its intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. The Company classifies investments in securities with remaining maturities of over one year as long-term investments, unless intended to fund current operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Realized gains and losses and declines in value determined to be due to credit losses on marketable securities, if any, are included in interest and other income, net.

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
Leases

The Company leases real estate and certain equipment for use in its operations. A determination is made as to whether an arrangement is a lease at inception. Right-of-use (“ROU”) assets and operating lease liabilities are recognized for identified operating leases in the Condensed Consolidated Balance Sheets. The changes in operating lease ROU assets and operating lease liabilities are presented net within non-cash adjustment to operating lease expense in the Condensed Consolidated Statements of Cash Flows.

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
After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception, or to a single performance obligation as applicable. The Company accounts for the exercise of a material right as either a contract modification or as a continuation of the existing contract, as is most appropriate based on the facts and circumstances.

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

Diluted net income (loss) per share is computed based on the treasury stock method by dividing net income by the combined weighted-average number of common shares outstanding during the period and potentially dilutive common equivalent shares outstanding. However, where there is a net loss per share, no adjustment is made for potentially issuable shares since their effect would be anti-dilutive. In this case, diluted net loss per share is equal to basic net loss per share.
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$109,800	$—	$—	$109,800
Short-term marketable securities:
U.S. government treasuries	993,536	—	—	993,536
U.S. government agency securities	—	26,666	—	26,666
Corporate debt securities	—	19,032	—	19,032
Commercial paper	—	19,780	—	19,780
Total	$1,103,336	$65,478	$—	$1,168,814

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,340	$—	$—	$105,340
U.S. government treasuries	43,781	—	—	43,781
Commercial paper	—	9,948	—	9,948
Short-term marketable securities:
U.S. government treasuries	1,003,504	—	—	1,003,504
U.S. government agency securities	—	16,861	—	16,861
Corporate debt securities	—	54,215	—	54,215
Commercial paper	—	43,591	—	43,591
Total	$1,152,625	$124,615	$—	$1,277,240
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

3.    Marketable Securities
All marketable securities were considered available-for-sale at June 30, 2023 and December 31, 2022. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$994,580	$47	$(1,091)	$993,536
U.S. government agency securities(2)	26,698	4	(36)	26,666
Corporate debt securities(3)	19,046	1	(15)	19,032
Commercial paper	19,780	—	—	19,780
Total	$1,060,104	$52	$(1,142)	$1,059,014
__________________________________________________
(1)Unrealized holding losses on 42 securities with an aggregate fair value of $778.8 million.
(2)Unrealized holding losses on 5 securities with an aggregate fair value of 19.8 million.
(3)Unrealized holding losses on 5 securities with an aggregate fair value of $15.8 million.

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
As of June 30, 2023 and December 31, 2022, a majority of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of June 30, 2023 or December 31, 2022. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of June 30, 2023, all of the Company’s marketable securities have an effective maturity of less than one year.

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
As of June 30, 2023, the Company had paid consideration of $43.8 million in the aggregate consisting of up-front, preclinical and clinical contingent consideration, all of which had been recognized as research and development expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the first quarter of 2023. The aggregate $43.8 million consideration payment includes $24.0 million of the $30.0 million contingent consideration payment triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. The remaining $6.0 million of the $30.0 million contingent consideration payment remained in accrued clinical and other research and development costs on the Condensed Consolidated Balance Sheet as of June 30, 2023, and was paid in July 2023. This payment fully satisfies the Company's clinical contingent consideration obligations under the Purchase Agreement. There was no contingent consideration expense recognized for the three months ended June 30, 2023 or the three and six months ended June 30, 2022.
5.    Collaboration Agreements
Biogen

In August 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), which expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). The details of the Provisional Biogen Collaboration Agreement and the Biogen Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the 2022 Annual Report on Form 10-K. During the three and six months ended June 30, 2023, there were no changes to the terms of the Biogen Collaboration Agreement.
During the three and six months ended June 30, 2023, Biogen exercised its option to license Denali’s ATV:Abeta program which was previously concluded to be a material right. Biogen provided additional consideration of $5.0 million at the time of exercise which was fully allocated to the material right. The option exercise was accounted for as a continuation of the existing contract, and resulted in the delivery of the ATV:Abeta Program License. The $288.9 million related party contract liability associated with the material right for the ATV:Abeta option, and the $5.0 million option fee were both allocated to this performance obligation which was satisfied upon transfer of the ATV:Abeta Program License in April 2023. Accordingly, related-party collaboration revenue from customers of $293.9 million was recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three and six months ended June 30, 2023. No change in the transaction price for the Biogen Collaboration Agreement was recorded during the three and six months ended June 30, 2022.

A related-party contract liability of $1.3 million and $290.5 million was recorded on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, all of the remaining contract liability under the Biogen Collaboration Agreement relates to the portion of the Option Research Services performance obligation for the second option program yet to be satisfied, with such amount to be recognized over the estimated period of the services, which is expected to be more than one year. The Company recorded $7.0 million and $11.1 million of cost sharing payments to Biogen for LRRK2 development activities in research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively. The Company recorded an offset to research and development expenses for LRRK2 Development Activities of $0.4 million for cost sharing reimbursements, and incremental research and development expenses for LRRK2 Development Activities of $2.4 million for cost sharing payments, for the three and six months ended June 30, 2022, respectively. Cost sharing payments due to related party of $7.0 million and $4.4 million were recorded on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the Company had earned $5.0 million in option fee payments, but has not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of June 30, 2023 or December 31, 2022.

During the three and six months ended June 30, 2023, there were no changes to the terms of the Sanofi Collaboration Agreement. There was no revenue or changes in transaction price for the three months ended June 30, 2023. For the six months ended June 30, 2023 there was an increase in transaction price of $25.0 million as a result of a milestone payment triggered and received in January 2023 upon the commencement of dosing in a Phase 2 study of SAR443820/DNL788 in individuals with multiple sclerosis. This milestone was recognized in collaboration revenue from customers in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the first quarter of 2023 since the associated performance obligation had been satisfied. The transaction price of the Sanofi Collaboration Agreement increased by $40.0 million during the three and six months ended June 30, 2022 related to a $40.0 million milestone triggered in April 2022 upon first patient in a Phase 2 study of SAR443820/DNL788 in individuals with amyotrophic lateral sclerosis (ALS).

As of June 30, 2023, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
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
During the three and six months ended June 30, 2023, there were no changes to the terms of the ATV:TREM2 or PTV:PGRN Collaboration Agreements. During the three months ended June 30, 2023, there were no changes in the transaction price, and for the six months ended June 30, 2023 there was an increase in transaction price for a $10.0 million milestone payment that was triggered upon achievement of a specified clinical milestone in the Phase 1/2 clinical of DNL593 in patients with FTD-GRN in the first quarter of 2023 and is recognized in collaboration revenue from customers in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2023. During the three and six months ended June 30, 2022, there were no changes to the transaction prices for either the PTV:PGRN or ATV:TREM2 Takeda Collaboration Agreements.
The Company recorded $1.9 million and $3.4 million of cost sharing reimbursements for PTV:PGRN Development Activities, and $1.5 million and $3.2 million for ATV:TREM2 Development Activities, for the three and six months ended June 30, 2023, respectively, as offsets to research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recorded $2.8 million and $5.7 million of cost sharing reimbursements for PTV:PGRN Development Activities, and $1.5 million and $3.6 million for ATV:TREM2 Development Activities, for the three and six months ended June 30, 2022, respectively, as offsets to research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Cost sharing reimbursements of $3.4 million and $8.9 million are recorded as receivables within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Takeda Collaboration Agreement:
Takeda Collaboration Agreement Services(1)	$—	$12,000	$—	$51,916
PTV:PGRN Collaboration Agreement	—	—	10,000	—
Total Takeda Collaboration Revenue	—	12,000	10,000	51,916
Sanofi Collaboration Agreement
CNS Program License	—	40,000	25,000	40,000
Total Sanofi Collaboration Revenue	—	40,000	25,000	40,000
Biogen Collaboration Agreement
ATV:Abeta Program License(2)	293,912	—	293,912	—
Option Research Services(3)	211	480	352	2,705
Total Biogen Collaboration Revenue	294,123	480	294,264	2,705
Total Collaboration Revenue	$294,123	$52,480	$329,264	$94,621
_________________________________________________
(1)Revenue of $27.9 million for the six months ended June 30, 2022 was included in the contract liability balance at the beginning of the period. No revenue for the three months ended June 30, 2022 was included in the contract liability balance at the beginning of the period.
(2)Revenue of $288.9 million for the three and six months ended June 30, 2023 was included in the contract liability balance at the beginning of the period.
(3)Revenue for the three and six months ended June 30, 2023 and 2022 was included in the contract liability balance at the beginning of the period.
6.     License Agreement
Genentech
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech License Agreement”). The details of the Genentech License Agreement are further described in Note 6, "License Agreements", to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K. No expenses were recorded under the Genentech License Agreement for the three and six months ended June 30, 2023. In June 2022, the Company paid Genentech a $7.5 million clinical milestone payment triggered upon the commencement of dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151 by the Company's collaboration partner Biogen. Biogen is responsible for 50% of any payment obligation to Genentech under the Biogen Collaboration Agreement, including this clinical milestone, and accordingly a net $3.8 million of research and development expense was recorded in the three and six months ended June 30, 2022 in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
To date, the Company has made payments to Genentech of $25.0 million in the aggregate, including an upfront fee, a technology transfer fee and three clinical milestone payments, with $18.8 million of the payments recorded as research and development expense as incurred, net of cost sharing reimbursements from Biogen.

7.     Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), as further described in Note 8, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K. In August 2021, the Company entered into an operating lease for laboratory, office and warehouse premises in Salt Lake City, Utah (the “SLC Lease”). In March 2023, the Company terminated the SLC Lease, which resulted in the recognition of $7.9 million of accelerated depreciation on leasehold improvements in the six months ended June 30, 2023. The SLC Lease had not commenced for accounting purposes, and as such, no lease liability or ROU asset was recorded on the Condensed Consolidated Balance Sheet, and no operating lease expense was recorded associated with this lease.
In April 2023, the Company entered into a new operating lease in Salt Lake City for a 59,336 square foot laboratory, office and warehouse premises with a contractual term of approximately 15.0 years upon commencement, and future undiscounted lease payments of approximately $13.4 million. For accounting purposes, this new lease has not yet commenced, and as such, no lease liability or ROU asset is recorded on the Condensed Consolidated Balance Sheet as of June 30, 2023, and no operating lease expense has been recorded on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023.
Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rates of our operating leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rate, management considers observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the leases recognized under ASC 842 during the three or six months ended June 30, 2023.
Operating lease costs, including variable costs, recognized under ASC 842 were $3.3 million and $6.2 million for the three and six months ended June 30, 2023, respectively, and $2.6 million and $5.5 million for the three and six months ended June 30, 2022, respectively. The following table contains a summary of other information pertaining to the Company’s operating lease for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$2,763	$2,676	$5,759	$5,294

	As of June 30,
	2023		2022
Weighted average remaining lease term	5.8 years		6.8 years
Weighted average discount rate	9.0%		9.0%
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of June 30, 2023 (in thousands):

Year Ended December 31:
2023 (six months)	5,586
2024	11,417
2025	11,793
2026	12,182
2027	12,584
Thereafter	17,381
Total undiscounted lease payments	70,943
Present value adjustment	(15,418)
Net operating lease liabilities	$55,525
Indemnification
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), or Condensed Consolidated Statements of Cash Flows.
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is expected to be by November 2029. As of June 30, 2023 and December 31, 2022, the Company had total non-cancellable purchase commitments under the DMSA of $41.5 million and $32.3 million, respectively.
During the three months ended June 30, 2023 and 2022, the Company incurred costs of $10.9 million and $9.5 million, respectively, and made payments of $8.3 million and $7.0 million, respectively, for the development and manufacturing services rendered under the DMSA. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $16.1 million and $19.5 million, respectively, and made payments of $12.1 million and $15.7 million, respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $39.3 million and $9.6 million, as of June 30, 2023 and December 31, 2022, respectively, with certain amounts subject to cost sharing with Takeda.

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
Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2022	14,673,717	$27.03
Granted	3,264,781	27.68
Exercised	(572,998)	12.60
Forfeited	(418,929)	41.33
Balance at June 30, 2023	16,946,571	$27.29
Vested and expected to vest at June 30, 2023	16,136,700	$28.63
Exercisable at June 30, 2023	10,656,835	$24.47

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Six Months Ended June 30,
	2023	2022
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	68.7% - 69.6%	65.1% - 66.1%
Risk-free interest rate	3.4% - 4.2%	1.5% - 3.0%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the six months ended June 30, 2023:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2022	3,330,654	$41.39
Granted	1,447,065	27.63
Vested and released	(665,883)	41.95
Forfeited	(251,052)	36.83
Unvested and expected to vest at June 30, 2023	3,860,784	$36.43

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$15,189	$14,872	$31,973	$30,428
General and administrative	11,381	9,064	22,681	19,653
Total	$26,570	$23,936	$54,654	$50,081
9.    Net Income (Loss) Per Share
The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$183,383	$(58,794)	$73,602	$(124,014)
Denominator:
Weighted average number of shares outstanding, basic	137,047,227	123,008,558	136,787,321	122,842,171
Dilutive effect of outstanding common stock options, ESPP shares issuable, and restricted shares	3,883,398	—	3,762,905	—
Weighted average number of shares outstanding, diluted	140,930,625	123,008,558	140,550,226	122,842,171
Net income (loss) per share, basic	$1.34	$(0.48)	$0.54	$(1.01)
Net income (loss) per share, diluted	$1.30	$(0.48)	$0.52	$(1.01)
Potentially dilutive securities, including all options issued and outstanding, ESPP shares issuable, and restricted shares subject to future vesting, that were not included in the diluted per share calculations for all periods presented because they would be anti-dilutive totaled approximately 11.8 million and 18.4 million shares as of June 30, 2023 and June 30, 2022, respectively.

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

Our clinical-stage programs are:
•our ETV:IDS program, our lead enzyme replacement therapy ("ERT"), enabled by our ETV, which is designed to cross the BBB and restore iduronate 2-sulfatase ("IDS"), and reduce glycosaminoglycans ("GAGs"), both peripherally and in the brain, in patients with mucopolysaccharidosis II ("MPS II", or "Hunter syndrome");
•our recombinant progranulin ("PGRN") biotherapeutic enabled by our protein transport vehicle ("PTV:PGRN"), being developed in collaboration with Takeda, to address certain types of FTD, especially FTD-GRN caused by PGRN deficiency;
•our novel, selective, high affinity triggering receptors expressed on myeloid cells 2 ("TREM2") antibody, enabled by our ATV, for which development of TAK-920/DNL919 is being discontinued in Alzheimer's disease in conjunction with the closeout of the current Phase 1 clinical study of TAK-920/DNL919, and for which Denali and Takeda will explore back-up molecules in preclinical development;
•our second most advanced ETV enabled program, which is designed to restore lysosomal activity of N-sulfoglucosamine sulfohydrolase ("SGSH"), an enzyme responsible for degrading heparan sulfates in the lysosome, in patients with MPS IIIA (Sanfilippo syndrome Type A);
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

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda
ATV:TREM2	TAK-920/DNL919	Ph 1 (closing)(1)	Alzheimer's disease	Joint with Takeda
ETV:SGSH	DNL126	Ph 1 (planned)	Sanfilippo syndrome Type A (MPS IIIA)	Denali
LRRK2	BIIB122/DNL151	Ph 2b	Parkinson's disease	Joint with Biogen
Ph 3 (closing)
eIF2B	DNL343	Ph 1b	ALS	Denali
		Ph 2/3	ALS	Joint with Healey Center
RIPK1 (CNS-penetrant)	SAR443820/DNL788	Ph 2	ALS	Sanofi
		Ph 2	MS	Sanofi
RIPK1 (Peripheral)	SAR443122/DNL758	Ph 2	CLE	Sanofi
		Ph 2	UC	Sanofi
__________________________________________________
(1)Study closing following our decision with Takeda to discontinue clinical development of TAK-920/DNL919 in Alzheimer's disease, and explore back-up molecules in preclinical development.

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
•In March 2023, a $10.0 million milestone payment from Takeda was triggered upon achievement of a specified clinical milestone in the Phase 1/2 study of TAK-594/DNL593 in patients with FTD-GRN, which we received in May 2023;

•In April 2023, we entered into a new operating lease in Salt Lake City for a 59,336 square foot laboratory, office and warehouse premises, after terminating our previous SLC lease in March 2023, decreasing future lease payments by $6.1 million while increasing the lease term by approximately five and a half years. The Utah site will expand our clinical manufacturing capabilities for biologic therapeutics (large molecules) as we plan to use the premises for the manufacture of materials for toxicology studies and drug substance for early human clinical studies with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials;
•In April 2023, our collaboration partner Biogen exercised its option to develop and commercialize our ATV program targeting Amyloid Beta, triggering an option exercise payment of $5.0 million, which we received in May 2023;
•In April 2023, we presented final data from the 28-day treatment period of the Phase 1b study of DNL343 in participants with ALS at the 75th Annual Meeting of the American Academy of Neurology ("AAN"). The results continued to demonstrate that once-daily oral dosing with DNL343 for 28 days was generally well tolerated and demonstrated extensive CSF penetration. In addition, robust inhibition of biomarkers associated with the ISR pathway was observed in blood samples from study participants;
•In May 2023, the first patient was dosed with DNL343 in the Phase 2/3 HEALEY ALS Platform Trial;
•In June 2023, in conjunction with Biogen, and based on review of portfolio timelines and resource prioritization, we announced plans to revise the clinical development program for BIIB122/DNL151. Prior to the planned revisions, the BIIB122 clinical development program encompassed two global late-stage clinical trials: the Phase 2b LUMA study in participants with early-stage Parkinson’s disease, which commenced in May 2022; and the Phase 3 LIGHTHOUSE study in participants with Parkinson’s disease related to LRRK2 mutations, which commenced in September 2022. In consideration of the LIGHTHOUSE study’s complexity, including the long timeline with anticipated study completion in 2031, Biogen and we plan to refocus our efforts to enable a timely readout on efficacy in idiopathic early-stage Parkinson’s disease while gaining further clinical data in Parkinson’s disease with and without a LRRK2 mutation. The planned revisions to the BIIB122 clinical development program are not based on any safety or efficacy data from studies of BIIB122. Biogen and we plan to modify the LUMA study’s enrollment criteria to allow for inclusion of eligible participants with Parkinson’s disease and a confirmed pathogenic variant of LRRK2, in addition to continuing to enroll eligible participants with idiopathic early-stage Parkinson’s disease. Collectively, data from the LUMA study will inform next steps for the development of BIIB122 in Parkinson’s disease;
•In June 2023, we announced a robust reduction in Neurofilament Light ("NfL") with DNL310 treatment in MPS II (Hunter syndrome). Interim results demonstrated average reduction of 64% (p <0.001) from baseline in serum NfL after two years of dosing with DNL310 in the Phase 1/2 study. The FDA has recommended assessment of NfL, a marker of neuroaxonal damage, as a possible biomarker in MPS II. Recruitment of participants with MPS II, with and without neuronopathic disease, in the global Phase 2/3 COMPASS study is ongoing;
•In July 2023, we presented additional healthy volunteer data from Part A of the Phase 1/2 study of TAK-594/DNL593 at the Alzheimer's Association International Conference, which continued to demonstrate that single doses of TAK-594/DNL593 resulted in substantial increases in CSF PGRN levels and were generally well tolerated. Recruitment of participants with symptomatic FTD-GRN loss of function mutations in Part B (ascending multiple doses) of the Phase 1/2 study is ongoing;
•In August 2023, we announced that in July Sanofi completed enrollment in the Phase 2 HIMALAYA study; primary completion of the study is estimated to be February 2024.

•In August 2023, we announced that Sanofi completed a Phase 2 study of SAR443122/DNL758 in patients with CLE in June and data analyses are ongoing. Sanofi is conducting a Phase 2 trial of SAR443122/DNL758 in patients with ulcerative colitis (UC);
•In August 2023 we announced that, in agreement with Takeda, the companies will discontinue clinical development of TAK-920/DNL919 in Alzheimer’s disease. This is a strategic decision based on the totality of clinical data emerging from the single ascending dose Phase 1 study of TAK-920/DNL919 in healthy volunteers and in consideration of the rapidly evolving treatment landscape for Alzheimer's disease whereby an understanding of drug combinations with newly approved therapies will be important. A preliminary analysis of Phase 1 data indicates robust target engagement and effects on microglial biomarkers (e.g., CSF1R, SPP1, IL1RA, IP10, MIP1b, MCP-1), which were consistent with preclinical studies that demonstrate that ATV:TREM2 induces robust changes to a responsive microglial cell state (van Lengerich B, et al. Nat Neurosci. 2023). In the Phase 1 study, TAK-920/DNL919 was clinically well tolerated at doses with demonstrated changes in CSF biomarkers and there were no serious adverse events or severe treatment emergent adverse events; however, safety signals of moderate, reversible hematologic effects were observed at the highest dose tested, suggesting a narrow therapeutic window for the Alzheimer’s disease patient population. The Phase 1 safety findings are believed to be specific to properties of TAK-920/DNL919 and TREM2 biology. Denali and Takeda will focus research efforts on back-up molecules in preclinical development, including exploration of potential combination therapy given recent new drug approvals in Alzheimer's disease; and
•In August 2023, we announced that the Investigational New Drug (IND) application for DNL126 in MPS IIIA has been accepted and we plan to initiate recruiting activities for the Phase 1/2 study in the second half of 2023.
We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Due to revenue recognized from our collaboration arrangement with Biogen, we had net income of $183.4 million and $73.6 million for the three and six months ended June 30, 2023, respectively. Our net losses were $58.8 million and $124.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $897.4 million. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Results of Operations
Comparison of the three and six months ended June 30, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Collaboration revenue:
Collaboration revenue from customers	$294,123	$52,480	$241,643	*	%
Total collaboration revenue	294,123	$52,480	241,643	*
Operating expenses:
Research and development	97,520	92,737	4,783	5
General and administrative	26,120	21,159	4,961	23
Total operating expenses	123,640	113,896	9,744	9
Income (loss) from operations	170,483	(61,416)	231,899	*
Interest and other income, net	12,900	2,649	10,251	*
Income (loss) before income taxes	183,383	(58,767)	242,150	*
Income tax benefit (expense)	—	(27)	27	*
Net income (loss)	$183,383	$(58,794)	$242,177	*	%
__________________________________________________
*Percentage is not meaningful.

	Six Months Ended June 30,		Change
	2023	2022	$	%
Collaboration revenue:
Collaboration revenue from customers	$329,264	$94,621	$234,743	*	%
Other collaboration revenue	—	—	—	*
Total collaboration revenue	329,264	94,621	234,643	*
Operating expenses:
Research and development	226,336	178,835	47,501	27
General and administrative	53,260	43,700	9,560	22
Total operating expenses	279,596	222,535	57,061	26
Income (loss) from operations	49,668	(127,914)	177,582	*
Interest and other income, net	23,934	3,927	20,007	*
Income (loss) before income taxes	73,602	(123,987)	197,589	*
Income tax benefit (expense)	—	(27)	27	*
Net income (loss)	$73,602	$(124,014)	$197,616	*	%
__________________________________________________
*Percentage is not meaningful.

Collaboration revenue. Collaboration revenue was $294.1 million and $329.3 million for the three and six months ended June 30, 2023, respectively, and $52.5 million and $94.6 million for the three and six months ended June 30, 2022. The increases in collaboration revenue of $241.6 million and $234.7 million for the three month and six month comparable periods, respectively, were primarily due to $293.9 million in revenue recognized in April 2023 under the Biogen Collaboration Agreement as a result of Biogen exercising its option to license our ATV:Abeta program. The increase for the six months ended June 30, 2023 compared to June 30, 2022 was partially offset by a decrease of $15.0 million in milestone revenue earned under the Sanofi Collaboration Agreement and a decrease of $41.9 million in revenue earned under the Takeda Collaboration Agreement. The increase for the three months ended June 30, 2023 compared to June 30, 2022 was partially offset by a decrease of $40.0 million in milestone revenue earned under the Sanofi Collaboration Agreement and a decrease of $12.0 million in revenue earned under the Takeda Collaboration Agreement. The decreases in revenues from the Sanofi and Takeda Collaboration Agreements are due to the timing of underlying activities and milestone triggers under the collaboration agreements.

Research and development expenses. Research and development expenses were $97.5 million and $226.3 million for the three and six months ended June 30, 2023, compared to $92.7 million and $178.8 million for the three and six months ended June 30, 2022, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ETV:IDS program external expenses	$20,642	$17,243	$67,286	$35,133
PTV:PGRN program external expenses	3,372	4,651	6,218	8,794
ATV:TREM2 program external expenses	2,602	1,955	4,488	4,701
TV platform and other program external expenses	5,408	7,407	9,766	13,150
LRRK2 program external expenses	913	9,092	2,818	10,288
eIF2B program external expenses	5,247	2,824	9,895	6,759
Other external research and development expenses	5,804	10,362	13,519	17,868
Personnel related expenses(1)	39,001	35,080	80,062	71,144
Other unallocated research and development expenses	11,024	8,848	27,762	17,996
Net cost sharing payments (reimbursements)(2)	3,507	(4,725)	4,522	(6,998)
Total research and development expenses	$97,520	$92,737	$226,336	$178,835
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $15.2 million and $32.0 million for the three and six months ended June 30, 2023, respectively, and $14.9 million and $30.4 million for the three and six months ended June 30, 2022, respectively, reflecting an increase of $0.3 million and $1.6 million, respectively.
(2)There were $3.5 million and $4.5 million in net cost sharing payments during the three and six months ended June 30, 2023, respectively, consisting of $7.0 million and $11.1 million, respectively, owed to Biogen for LRRK2 program external expenses and program internal expenses (included within Personnel related expenses), partially offset by $1.9 million and $3.4 million, respectively, of reimbursements from Takeda for the PTV:PGRN program (included within PTV program external program expenses and Personnel related expenses), and $1.5 million and $3.2 million respectively, of reimbursements from Takeda for the ATV:TREM2 program (included within TV platform and other program external expenses and Personnel related expenses). For the three and six months ended June 30, 2022, net cost sharing reimbursements includes $2.8 million and $5.7 million respectively, of reimbursements from Takeda for the PTV:PGRN program (included within PTV program external program expenses and Personnel related expenses), and $1.5 million and $3.7 million respectively, of reimbursements from Takeda for the ATV:TREM2 program (included within TV platform and other program external expenses and Personnel related expenses). For the three months ended June 30, 2022, cost sharing reimbursements includes $0.4 million of reimbursements from Biogen for LRRK2 program external expenses and program internal expenses (included within Personnel related expenses). For the six months ended June 30, 2022, cost sharing reimbursements were partially offset by cost sharing payments of $2.4 million to Biogen.

The increase in research and development expenses of approximately $4.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, was primarily attributable to the following:

•An increase of $3.4 million in ETV:IDS program external expenses reflecting the continued progress of this program in clinical trials during 2023, including costs incurred to prepare for our planned potentially registrational Phase 2/3 study;
•An increase of $2.4 million in eIF2B program external expenses reflecting the continued progress of this program in clinical trials during 2023;
•An increase of $2.2 million in other unallocated research and development expenses primarily due to increased facilities costs, including utilities, building repairs and maintenance costs, as well as other research costs;
•An increase of $3.9 million in personnel related expenses, consisting of $3.6 million in employee compensation and $0.3 million in stock-based compensation expense pertaining to additional salaries, related expenses, and equity award grants driven by an increase in our research and development headcount; and
•An increase of $8.2 million in net cost sharing payments due to the transition of LRRK2 clinical activities to Biogen, resulting in cost sharing reimbursements flipping to payments.
These increases were partially offset by a decrease of $8.2 million in LRRK2 program external expenses due to the transition of LRRK2 clinical activities to Biogen, $4.6 million in other external research and development expenses, $2.0 million in TV platform and other program external expenses, and $1.3 million in PTV:PGRN program external expenses due to the timing of significant external research and manufacturing related activities year over year.
The increase in research and development expenses of approximately $47.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily attributable to the following:
•An increase of $32.2 million in ETV:IDS program external expenses primarily due to the contingent consideration payment of $30.0 million recorded in the first quarter of 2023 related to the acquisition of F-star Gamma, which was triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program;
•An increase of $9.8 million in other unallocated research and development expenses primarily due to increased facility costs as a result of accelerated depreciation on leasehold improvements associated with the termination of the SLC Lease as well as other research costs;
•An increase of $3.1 million in eIF2B program external expenses reflecting the continued progress of this program in clinical trials during 2023;
•An increase of $8.9 million in personnel related expenses, consisting of $7.3 million in employee compensation and $1.6 million in stock-based compensation expense pertaining to additional salaries, related expenses, and equity award grants driven by an increase in our research and development headcount; and
•An increase of $11.5 million in net cost sharing payments due to the transition of LRRK2 clinical activities to Biogen, resulting in cost sharing reimbursements flipping to payments.
These increases were partially offset by a decrease of $7.5 million in LRRK2 program external expenses due to the transition of LRRK2 clinical activities to Biogen, and decreases of $4.3 million in other external research and development expenses, $3.4 million in TV platform and other program external expenses, and $2.6 million in PTV:PGRN program external expenses due to the timing of significant external research and manufacturing related activities year over year.

General and administrative expenses. General and administrative expenses were $26.1 million for the three months ended June 30, 2023 compared to $21.2 million for the three months ended June 30, 2022. The increase of $4.9 million was primarily attributable to the following:
•$3.2 million of increased personnel-related expenses consisting of employee compensation and stock-based compensation expense associated with additional salary expenses and equity award grants driven by higher general and administrative headcount; and
•$1.7 million of increased facilities, consulting, professional services and other costs.
General and administrative expenses were $53.3 million for the six months ended June 30, 2023 compared to $43.7 million for the six months ended June 30, 2022. The increase of $9.6 million was primarily attributable to the following:
•$5.0 million of increased personnel-related expenses consisting of employee compensation and stock-based compensation expense associated with additional salary expenses and equity award grants driven by higher general and administrative headcount; and
•$4.6 million of combined increases in facilities, consulting, professional services and other costs.
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

In February 2022, we established a registered “at-the-market” facility for the sale of up to $400.0 million of shares of common stock from time to time by entering into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC and Cantor Fitzgerald & Co. as sales agents. To date, no shares have been sold under the equity distribution agreement.
In October 2022, we sold 11.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $26.50 per share for aggregate net proceeds of approximately $296.2 million.

Pursuant to our collaboration agreements with Takeda, Sanofi and Biogen, through June 30, 2023 we have received upfront, option and milestone payments of $115.0 million, $225.0 million, and $565.0 million, respectively, and have also received $35.1 million and $16.2 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million of reimbursement from Sanofi for the Phase 1b trial for DNL747 for ALS and associated activities.

Further, under associated stock purchase agreements with Takeda and Biogen, through June 30, 2023 we have received $110.0 million and $465.0 million, respectively, for the sale and issuance of shares of our common stock to these collaboration partners.

As of June 30, 2023, we had cash, cash equivalents and marketable securities in the amount of $1.19 billion.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $897.4 million through June 30, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of June 30, 2023, operating lease liabilities were $55.5 million. Under the SLC lease which was executed in April 2023, we have future undiscounted lease payments totaling approximately $13.4 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments as of June 30, 2023 of $80.8 million, with certain amounts subject to cost sharing with Takeda. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. These commitments are more fully described in Note 7 - Commitments and Contingencies of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(171,971)	$(115,007)
Net cash provided by (used in) investing activities	75,352	(29,247)
Net cash provided by financing activities	10,623	5,865
Net decrease in cash, cash equivalents and restricted cash	$(85,996)	$(138,389)
Net Cash Used In Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $172.0 million, which consisted of a net loss of $73.6 million, adjusted by non-cash items primarily related to stock-based compensation, depreciation and amortization, net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities, including the $24.0 million contingent consideration payment to F-star during the three months ended June 30, 2023.

Net Cash Provided By (Used In) Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $75.4 million, which consisted of $985.8 million in proceeds from maturities and sales of marketable securities, partially offset by $901.8 million of purchases of marketable securities, and $8.6 million of capital expenditures to purchase property and equipment.
Net Cash Provided By Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was $10.6 million which consisted of proceeds from the exercise of options to purchase common stock and purchases of ESPP shares.
Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the six months ended June 30, 2023.
Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2023, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.19 billion as of June 30, 2023, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-term fixed income securities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. Due to revenue recognized from our collaboration arrangement with Biogen, we had net income of $183.4 million and $73.6 million for the three and six months ended June 30, 2023, respectively. We had net losses of $58.8 million and $124.0 million for the comparable three and six month periods ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $897.4 million.

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

As of June 30, 2023, we had $1.19 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as recent bank failures, geopolitical uncertainty, rising inflation or interest rates or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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
On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs, while some remain in effect. The full impact of the termination of the public health emergency on the FDA and other regulatory policies and operations remains unclear. In response to the COVID-19 pandemic, we implemented policies that enabled some of our employees to work remotely, which policies may continue for an indefinite period. Due to telecommuting patterns, modified work schedules and enhanced safety protocols, our laboratory operations have at times and may again operate with decreased efficiency. Furthermore, our clinical trial sites for our clinical studies were impacted by the COVID-19 pandemic: in 2020, we experienced a pause in enrollment in our BIIB122/DNL151 Phase 1 and Phase 1b trials, our DNL343 Phase 1 and Phase 2/3 trials, and our ETV:IDS program observational biomarker study, and we have subsequently experienced certain delays in patient enrollment.

The FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors in 2020 and 2021, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency in May 2023, although some COVID-19 related guidance documents remain in effect. Should the FDA issue additional guidance that mandates material changes to our clinical trials in response to a pandemic or other public health outbreaks, the costs of such clinical trials may increase. To the extend we experience any ongoing pandemic disruptions or other public health emergencies, including a resurgence of COVID-19 cases, potential impacts to our business may include:

•delays or difficulties in enrolling patients in our clinical trials, particularly elderly subjects, who are at a higher risk of complications from COVID-19 or other public health outbreaks;

•difficulties interpreting data from our clinical trials due to the possible effects of COVID-19 or other public health outbreaks on subjects enrolled in our clinical trials;

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

•changes in clinical trial site procedures and requirements as well as regulatory requirements for conducting clinical trials during a pandemic or other public health emergency;

•delays or interruptions in the operations of or necessary interactions with the FDA or other regulators; and

•limitations on employee resources that would otherwise be focused on the conduct of our nonclinical studies and clinical trials, either because of sickness of employees and their families or the desire of employees to avoid contact with large groups of people.

To the extent another pandemic or other public health outbreak adversely affects our business, operations and financial condition in the future, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

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

•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; and

•delays associated with a pandemic or other public health emergency.

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

For example, in January 2022, we announced that the TAK-920/DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. In August 2023 we announced that, in agreement with Takeda, we would discontinue clinical development of TAK-920/DNL919 in Alzheimer’s disease. We cannot assure you that we will ever resume the clinical program for TAK-920/DNL919, nor can we assure you that our other product candidates will not be subject to new, partial or full clinical holds in the future, which may impact development plans.

Refer to “Item 1. Business—Our Programs” for a more detailed discussion of adverse effects ("AEs") and significant adverse effects ("SAEs") observed in our reported clinical trials for BIIB122/DNL151 and DNL310.

We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion, which could adversely affect our business. Further, after the commencement of clinical trials, we may discontinue advancement of lead molecules, such as the TAK-920/DNL919 program, or pause the advancement of lead molecules in favor of a backup molecule with a superior safety or efficacy profile, such as we did in our RIPK1 program, switching our focus from DNL747 to SAR443820/DNL788.
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

Our most advanced product candidates, BIIB122/DNL151, DNL310, SAR443820/DNL788, and SAR443122/DNL758, DNL343, TAK-290/DNL919, and TAK-594/DNL593 are currently our only clinical stage product candidates. Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates.

On January 13, 2022, we announced that the TAK-290/DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. In August 2023 we announced that, in agreement with Takeda, we will discontinue clinical development of TAK-920/DNL919 in Alzheimer’s disease. This is a strategic decision based on the totality of clinical data emerging from the single ascending dose Phase 1 study of TAK-920/DNL919 in healthy volunteers and in consideration of the rapidly evolving treatment landscape for Alzheimer's disease whereby an understanding of drug combinations with newly approved therapies will be important.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. These include the enactment of the Affordable Care Act of 2010 (“ACA”), the American Rescue Plan Act of 2021, which will eliminate a statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs, and the July 2021 executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 ("IRA"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial changes, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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

As of June 30, 2023, we had approximately 438 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Director Departure
On August 7, 2023, Douglas Cole, M.D. submitted his resignation from Denali's Board of Directors and the Compensation Committee on which he served. Dr. Cole's resignation was voluntary and did not result from any disagreement with Denali or its Board of Directors. The Denali Board thanks Dr. Cole for his impactful service over the past eight years as a founding investor and member of the Denali Board.
Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the period from April 1, 2023 through June 30, 2023.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	August 8, 2023	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)