Form 10-Q
period 2023-09-30
Denali Therapeutics Inc.
filed 2023-11-07
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of October 30, 2023 was 138,196,848.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$148,011	$218,044
Short-term marketable securities	961,245	1,118,171
Prepaid expenses and other current assets	33,628	36,104
Total current assets	1,142,884	1,372,319
Long-term marketable securities	7,905	—
Property and equipment, net	48,101	44,087
Operating lease right-of-use assets	26,750	30,437
Other non-current assets	11,137	13,399
Total assets	$1,236,777	$1,460,242
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,182	$2,790
Cost sharing payments due to related party	10,354	4,388
Accrued clinical and other research & development costs	14,534	16,297
Accrued manufacturing costs	12,421	22,307
Other accrued costs and current liabilities	9,331	3,682
Accrued compensation	16,344	17,087
Operating lease liabilities, current	7,014	7,318
Related-party contract liability, current	—	290,053
Total current liabilities	71,180	363,922
Related-party contract liability, less current portion	—	479
Operating lease liabilities, less current portion	46,887	53,032
Other non-current liabilities	379	379
Total liabilities	118,446	417,812
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 138,051,798 shares and 135,965,918 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,707	1,686
Additional paid-in capital	2,114,013	2,018,617
Accumulated other comprehensive loss	(651)	(6,886)
Accumulated deficit	(996,738)	(970,987)
Total stockholders' equity	1,118,331	1,042,430
Total liabilities and stockholders’ equity	$1,236,777	$1,460,242
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue:
Collaboration revenue from customers(1)	$1,267	$184	$330,531	$94,805
Other collaboration revenue	—	3,375	—	3,375
Total collaboration revenue	1,267	3,559	330,531	98,180
Operating expenses:
Research and development(2)	89,737	87,786	316,073	266,621
General and administrative	25,325	23,259	78,585	66,959
Total operating expenses	115,062	111,045	394,658	333,580
Loss from operations	(113,795)	(107,486)	(64,127)	(235,400)
Interest and other income, net	14,442	4,187	38,376	8,114
Loss before income taxes	(99,353)	(103,299)	(25,751)	(227,286)
Income tax expense	—	—	—	(27)
Net loss	(99,353)	(103,299)	(25,751)	(227,313)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	790	421	6,235	(9,354)
Comprehensive loss	$(98,563)	$(102,878)	$(19,516)	$(236,667)
Net loss per share, basic and diluted	$(0.72)	$(0.84)	$(0.19)	$(1.85)
Weighted average number of shares outstanding, basic and diluted	137,644,534	123,473,390	137,076,199	123,054,889
__________________________________________________
(1)Includes related-party collaboration revenue from customers of $1.3 million and $295.5 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $2.9 million for the three and nine months ended September 30, 2022, respectively.
(2)Includes expenses for cost sharing payments due to a related party of $3.4 million and $14.5 million for the three and nine months ended September 30, 2023, respectively, and $1.4 million and $3.8 million for the three and nine months ended September 30, 2022.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	135,965,918	$1,686	$2,018,617	$(6,886)	$(970,987)	$1,042,430
Issuances under equity incentive plans	953,575	9	13,106	—	—	13,115
Vesting of restricted stock units	1,132,305	12	(12)	—	—	—
Stock-based compensation	—	—	82,302	—	—	82,302
Net loss	—	—	—	—	(25,751)	(25,751)
Other comprehensive income	—	—	—	6,235	—	6,235
Balance at September 30, 2023	138,051,798	$1,707	$2,114,013	$(651)	$(996,738)	$1,118,331

Balance at June 30, 2023	137,362,688	$1,700	$2,083,951	$(1,441)	$(897,385)	$1,186,825
Issuances under equity incentive plans	222,688	2	2,490	—	—	2,492
Vesting of restricted stock units	466,422	5	(5)	—	—	—
Stock-based compensation	—	—	27,577	—	—	27,577
Net loss	—	—	—	—	(99,353)	(99,353)
Other comprehensive income	—	—	—	790	—	790
Balance at September 30, 2023	138,051,798	$1,707	$2,114,013	$(651)	$(996,738)	$1,118,331

Balance at December 31, 2021	122,283,305	$1,548	$1,608,238	$(2,499)	$(644,996)	$962,291
Issuances under equity incentive plans	723,604	8	11,011	—	—	11,019
Vesting of restricted stock units	789,529	8	(8)	—	—	—
Stock-based compensation	—	—	74,660	—	—	74,660
Net loss	—	—	—	—	(227,313)	(227,313)
Other comprehensive loss	—	—	—	(9,354)	—	(9,354)
Balance at September 30, 2022	123,796,438	$1,564	$1,693,901	$(11,853)	$(872,309)	$811,303

Balance at June 30, 2022	123,157,278	$1,558	$1,664,174	$(12,274)	$(769,010)	$884,448
Issuances under equity incentive plans	331,643	3	5,151	—	—	5,154
Vesting of restricted stock units	307,517	3	(3)	—	—	—
Stock-based compensation	—	—	24,579	—	—	24,579
Net loss	—	—	—	—	(103,299)	(103,299)
Other comprehensive income	—	—	—	421	—	421
Balance at September 30, 2022	123,796,438	$1,564	$1,693,901	$(11,853)	$(872,309)	$811,303
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(25,751)	$(227,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,549	6,292
Stock–based compensation expense	82,114	74,660
Net amortization of premiums and (discounts) on marketable securities	(31,709)	1,430
Non-cash adjustment to operating lease expense	(2,762)	(2,488)
Other non-cash items	—	51
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,910	(1,386)
Accounts payable	4,512	3,989
Accruals and other current liabilities	(11,665)	6,891
Contract liabilities	—	(31,290)
Related-party contract liability	(290,532)	(2,889)
Net cash used in operating activities	(259,334)	(172,053)
Investing activities
Purchases of marketable securities	(1,399,982)	(628,330)
Purchases of property and equipment	(10,704)	(12,984)
Maturities and sales of marketable securities	1,586,947	627,486
Net cash provided by (used in) investing activities	176,261	(13,828)
Financing activities
Proceeds from exercise of awards under equity incentive plans	13,115	11,019
Net cash provided by financing activities	13,115	11,019
Net decrease in cash, cash equivalents and restricted cash	(69,958)	(174,862)
Cash, cash equivalents and restricted cash at beginning of period	219,544	294,977
Cash, cash equivalents and restricted cash at end of period	$149,586	$120,115
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$4	$—
Property and equipment purchases accrued but not yet paid	$6,230	$284

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

During the nine months ended September 30, 2023 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2022 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2022 Annual Report on Form 10-K.
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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the Company had no off-balance sheet concentrations of credit risk.

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
Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents or short-term marketable securities on the Condensed Consolidated Balance Sheets, are considered available-for-sale, and are reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.

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
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$93,890	$—	$—	$93,890
Short-term marketable securities:
U.S. government treasuries	924,811	—	—	924,811
U.S. government agency securities	—	20,941	—	20,941
Commercial paper	—	15,493	—	15,493
Long-term marketable securities:
U.S. government treasuries	7,905	—	—	7,905
Total	$1,026,606	$36,434	$—	$1,063,040

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,340	$—	$—	$105,340
U.S. government treasuries	43,781	—	—	43,781
Commercial paper	—	9,948	—	9,948
Short-term marketable securities:
U.S. government treasuries	1,003,504	—	—	1,003,504
U.S. government agency securities	—	16,861	—	16,861
Corporate debt securities	—	54,215	—	54,215
Commercial paper	—	43,591	—	43,591
Total	$1,152,625	$124,615	$—	$1,277,240
The carrying amounts of prepaid expenses and other current assets, accounts payable, accrued liabilities and cost sharing payments due to related party approximate their fair values due to their short-term maturities.

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels.

3.    Marketable Securities
All marketable securities were considered available-for-sale at September 30, 2023 and December 31, 2022. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$925,091	$20	$(300)	$924,811
U.S. government agency securities(2)	20,952	1	(12)	20,941
Commercial paper	15,493	—	—	15,493
Total short-term marketable securities	961,536	21	(312)	961,245
Long-term marketable securities:
U.S. government treasuries(3)	7,914	—	(9)	7,905
Total long-term marketable securities	7,914	—	(9)	7,905
Total	$969,450	$21	$(321)	$969,150
__________________________________________________
(1)Unrealized holding losses on 39 securities with an aggregate fair value of $686.2 million.
(2)Unrealized holding losses on 4 securities with an aggregate fair value of $17.5 million.
(3)Unrealized holding loss on 1 security with an aggregate fair value of $7.9 million.

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
As of September 30, 2023 and December 31, 2022, a majority of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of September 30, 2023 or December 31, 2022. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of September 30, 2023, all of the Company’s marketable securities have an effective maturity of less than two years.

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
As of September 30, 2023, the Company had paid consideration of $49.8 million in the aggregate consisting of up-front, preclinical and clinical contingent consideration. The aggregate $49.8 million consideration payment includes a $30.0 million contingent consideration payment triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program, all of which was recognized as research and development expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss in the first quarter of 2023. This contingent consideration payment fully satisfies the Company's clinical contingent consideration obligations under the Purchase Agreement. There was no contingent consideration expense recognized for the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.
5.    Collaboration Agreements
Biogen

In August 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), which expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). The details of the Provisional Biogen Collaboration Agreement and the Biogen Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the 2022 Annual Report on Form 10-K. In August 2023, the Company and Biogen executed an Amendment (the “Biogen Amendment”) to the LRRK2 Agreement and ROFN and Option Agreement. Pursuant to the Biogen Amendment, the schedule of potential LRRK2 Agreement milestones was amended, while maintaining the same total value of milestones that Denali is eligible to receive. In addition, under the Biogen Amendment, Biogen waived its option right to the second option program and waived its rights of first negotiation for two other TV-enabled programs under the ROFN and Option Agreement.
During the nine months ended September 30, 2023, Biogen exercised its option to license Denali’s ATV:Abeta program which was previously concluded to be a material right. Biogen provided additional consideration of $5.0 million at the time of exercise which was fully allocated to the material right. The option exercise was accounted for as a continuation of the existing contract, and resulted in the delivery of the ATV:Abeta Program License. The $288.9 million related party contract liability associated with the material right for the ATV:Abeta option, and the $5.0 million option fee were both allocated to this performance obligation which was satisfied upon transfer of the ATV:Abeta Program License in April 2023. Accordingly, related-party collaboration revenue from customers of $293.9 million was recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the nine months ended September 30, 2023. No change in the transaction price for the Biogen Collaboration Agreement was recorded during the three months ended September 30, 2023 and three and nine months ended September 30, 2022.

As a result of the Biogen Amendment, the related-party contract liability of $1.3 million related to the Option Research Services for the second option program, the only remaining performance obligation under the Biogen Collaboration Agreement, was considered fully satisfied, and as such this contract liability was recognized in full within collaboration revenue from customers during the three months ended September 30, 2023. No related-party contract liability remains on the Condensed Consolidated Balance Sheet as of September 30, 2023. A related-party contract liability of $290.5 million was recorded on the Consolidated Balance Sheet as of December 31, 2022.
The Company recorded incremental research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss of $3.4 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and $14.5 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively, representing cost sharing payments owed to Biogen for LRRK2 development activities. Cost sharing payments due to related party of $10.4 million and $4.4 million were recorded on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, the Company had earned $5.0 million in option fee payments, but has not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of September 30, 2023 or December 31, 2022.

During the three and nine months ended September 30, 2023, there were no changes to the terms of the Sanofi Collaboration Agreement. There was no revenue or changes in transaction price for the three months ended September 30, 2023 or 2022. The transaction price increased by $25.0 million and $40.0 million for the nine months ended September 30, 2023 and 2022, respectively, related to clinical milestones received, which were recognized in full within collaboration revenue from customers in the Condensed Consolidated Statements of Operations and Comprehensive Loss in the period in which they were earned.

As of September 30, 2023, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
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
During the three and nine months ended September 30, 2023, there were no changes to the terms of the ATV:TREM2 or PTV:PGRN Collaboration Agreements. During the three months ended September 30, 2023, and the three and nine months ended September 30, 2022, there were no changes to the transaction prices for either the PTV:PGRN or ATV:TREM2 Collaboration Agreements. The transaction price increased by $10.0 million in the nine months ended September 30, 2023 related to a clinical milestone received, which was recognized in full within collaboration revenue from customers in the Condensed Consolidated Statements of Operations and Comprehensive Loss in the period in which it was earned.
The Company recorded $1.7 million and $5.1 million of cost sharing reimbursements for PTV:PGRN development activities, and $1.1 million and $4.3 million for ATV:TREM2 development activities, for the three and nine months ended September 30, 2023, respectively, as offsets to research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recorded $2.3 million and $8.0 million of cost sharing reimbursements for PTV:PGRN development activities, and $1.6 million and $5.2 million for ATV:TREM2 development activities, for the three and nine months ended September 30, 2022, respectively, as offsets to research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Cost sharing reimbursements of $2.1 million and $8.9 million were recorded as receivables within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Takeda Collaboration Agreement:
Takeda Collaboration Agreement Services(1)	$—	$—	$—	$51,916
PTV:PGRN Collaboration Agreement	—	—	10,000	—
Total Takeda Collaboration Revenue	—	—	10,000	51,916
Sanofi Collaboration Agreement
CNS Program License	—	—	25,000	40,000
Alzheimer's Disease Services(2)	—	3,375	—	3,375
Total Sanofi Collaboration Revenue	—	3,375	25,000	43,375
Biogen Collaboration Agreement
ATV:Abeta Program License(3)	—	—	293,912	—
Option Research Services(2)	1,267	184	1,619	2,889
Total Biogen Collaboration Revenue	1,267	184	295,531	2,889
Total Collaboration Revenue	$1,267	$3,559	$330,531	$98,180
_________________________________________________
(1)Revenue of $27.9 million for the nine months ended September 30, 2022 was included in the contract liability balance at the beginning of the period.
(2)Revenue for all periods presented was included in the contract liability balance at the beginning of the respective period.
(3)Revenue of $288.9 million for nine months ended September 30, 2023 was included in the related-party contract liability balance at the beginning of the period.
6.     License Agreement
Genentech
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech License Agreement”). The details of the Genentech License Agreement are further described in Note 6, "License Agreements", to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K. No expenses were recorded under the Genentech License Agreement for the three and nine months ended September 30, 2023. In the nine months ended September 30, 2022, the Company paid Genentech two clinical milestone payments of $7.5 million and $5.0 million, triggered upon the commencement of dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151, and the commencement of dosing in the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety profile of BIIB122/DNL151, respectively, by the Company's collaboration partner Biogen. Biogen is responsible for 50% of any payment obligation to Genentech under the Biogen Collaboration Agreement, including these clinical milestones, and accordingly $2.5 million and $6.3 million of research and development expense was recorded in the three and nine months ended September 30, 2022, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
To date, the Company has made payments to Genentech of $25.0 million in the aggregate, including an upfront fee, a technology transfer fee and three clinical milestone payments, with $18.8 million of the payments recorded as research and development expense as incurred, net of cost sharing reimbursements from Biogen.

7.     Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), as further described in Note 8, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K. In August 2021, the Company entered into an operating lease for laboratory, office and warehouse premises in Salt Lake City, Utah (the “SLC Lease”). In March 2023, the Company terminated the SLC Lease, which resulted in the recognition of $7.9 million of accelerated depreciation on leasehold improvements in the nine months ended September 30, 2023. The SLC Lease had not commenced for accounting purposes, and as such, no lease liability or ROU asset was recorded on the Condensed Consolidated Balance Sheet, and no operating lease expense was recorded associated with this lease.
In April 2023, the Company entered into a new operating lease in Salt Lake City for a 59,336 square foot laboratory, office and warehouse premises with a contractual term of approximately 15.0 years upon commencement, and future undiscounted lease payments of approximately $13.4 million. For accounting purposes, this new lease has not yet commenced, and as such, no lease liability or ROU asset is recorded on the Condensed Consolidated Balance Sheet as of September 30, 2023, and no operating lease expense has been recorded on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023.
Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease, the lease consideration, and the commencement date of the lease, and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rates of our operating leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rate, management considers observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the leases recognized under ASC 842 during the three or nine months ended September 30, 2023.
Operating lease costs, including variable costs, recognized under ASC 842 were $3.2 million and $9.4 million for the three and nine months ended September 30, 2023, respectively, and $3.3 million and $8.7 million for the three and nine months ended September 30, 2022, respectively. The following table contains a summary of other information pertaining to the Company’s operating lease for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$2,793	$2,899	$8,552	$8,193

	As of September 30,
	2023		2022
Weighted average remaining lease term	5.6 years		6.4 years
Weighted average discount rate	9.0%		8.9%
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2023 (in thousands):

Year Ended December 31:
2023 (three months)	2,793
2024	11,417
2025	11,793
2026	12,182
2027	12,584
Thereafter	17,381
Total undiscounted lease payments	68,150
Present value adjustment	(14,249)
Net operating lease liabilities	$53,901
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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is not expected to be before November 2029. As of September 30, 2023 and December 31, 2022, the Company had total non-cancellable purchase commitments under the DMSA of $49.9 million and $32.3 million, respectively.
During the three months ended September 30, 2023 and 2022, the Company incurred costs of $10.4 million and $3.4 million, respectively, and made payments of $12.8 million and $3.9 million, respectively, for the development and manufacturing services rendered under the DMSA. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $26.5 million and $22.9 million, respectively, and made payments of $24.9 million and $19.6 million, respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $37.8 million and $9.6 million, as of September 30, 2023 and December 31, 2022, respectively, with certain amounts subject to cost sharing with Takeda.

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
Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2022	14,673,717	$27.03
Granted	3,395,331	27.68
Exercised	(795,686)	12.20
Forfeited	(597,984)	40.37
Balance at September 30, 2023	16,675,378	$27.39
Vested and expected to vest at September 30, 2023	15,865,507	$29.91
Exercisable at September 30, 2023	10,721,238	$25.28

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Nine Months Ended September 30,
	2023	2022
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	67.9% - 69.6%	65.1% - 66.1%
Risk-free interest rate	3.4% - 4.3%	1.5% - 3.3%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the nine months ended September 30, 2023:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2022	3,330,654	$41.39
Granted	1,811,640	27.54
Vested and released	(1,132,305)	38.55
Forfeited	(293,478)	36.69
Unvested and expected to vest at September 30, 2023	3,716,511	$35.87

Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$15,821	$14,716	$47,795	$45,144
General and administrative	11,638	9,863	34,319	29,516
Total	$27,459	$24,579	$82,114	$74,660
9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Potentially dilutive securities, including all options issued and outstanding, ESPP shares issuable, and restricted shares subject to future vesting, that were not included in the diluted per share calculations for all periods presented because they would be anti-dilutive totaled approximately 20.7 million and 18.4 million shares as of September 30, 2023 and September 30, 2022, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts, and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q.

Forward-looking statements include, but are not limited to, statements about:

•the progress, success, cost, and timing of our development activities, preclinical studies, and clinical trials, and in particular the development of our blood-brain barrier (“BBB”) platform technology, programs, and biomarkers, including the initiation and completion of studies or trials and related preparatory work, enrollment in such trials, the timing of when data from clinical trials will become available, the advancement of new molecule entities into clinical development and related timing, and the filing of investigational new drug applications or clinical trial applications;

•the impact of preclinical findings on our ability to achieve exposures of our product candidates that allow us to explore a robust pharmacodynamic range of these candidates in humans;

•the expected potential benefits and potential revenue resulting from strategic collaborations with third parties and our ability to attract collaborators with development, regulatory, and commercialization expertise;

•the timing or likelihood of regulatory filings and approvals;

•our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;

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

•our plans and ability to establish sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain approval;

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

•our ability to attract and retain key managerial, scientific, and medical personnel;

•the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

•our ability to enhance operational, financial, and information management systems;

•the impact of adverse economic conditions such as instability in the financial services sector, rising interest rates, rising inflation, and increased labor market competition;

•the impact of the COVID-19 pandemic, increased geopolitical uncertainty, and related global economic disruptions and social conditions on our business; and

•our financial performance.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors.” In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section entitled “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our clinical-stage large molecule programs are:
•our lead enzyme replacement therapy ("ERT") program enabled by our Enzyme Transport Vehicle (“ETV”), ETV:IDS, is designed to cross the BBB and restore iduronate 2-sulfatase ("IDS"), and reduce glycosaminoglycans ("GAGs"), both peripherally and in the brain, in patients with mucopolysaccharidosis II ("MPS II", or "Hunter syndrome");
•our recombinant progranulin ("PGRN") biotherapeutic enabled by our Protein Transport Vehicle ("PTV:PGRN"), being developed in collaboration with Takeda, to address certain types of frontotemporal dementia ("FTD"), especially FTD-GRN caused by PGRN deficiency;
•our second most advanced ETV enabled program, which is designed to restore lysosomal activity of N-sulfoglucosamine sulfohydrolase ("SGSH"), an enzyme responsible for degrading heparan sulfates in the lysosome, in patients with MPS IIIA (Sanfilippo syndrome Type A);
Our clinical-stage small molecule programs are:
•our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program, being developed in collaboration with Biogen, to address Parkinson’s disease ("PD");
•our eukaryotic initiation factor 2 B ("eIF2B") activator program to address diseases such as amyotrophic lateral sclerosis ("ALS") and FTD;

•our CNS-penetrant receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, partnered with Sanofi, to address neurological diseases such as ALS, multiple sclerosis ("MS") and Alzheimer's disease; and
•a second non-CNS penetrant RIPK1 inhibitor, partnered with Sanofi, to address peripheral inflammatory diseases such as ulcerative colitis ("UC").

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda
ETV:SGSH	DNL126	Ph 1/2 (planned)	Sanfilippo syndrome Type A (MPS IIIA)	Denali
LRRK2	BIIB122/DNL151	Ph 2b	Parkinson's disease	Joint with Biogen
eIF2B	DNL343	Ph 1b	ALS	Denali
		Ph 2/3	ALS	Joint with Healey Center
RIPK1 (CNS-penetrant)	SAR443820/DNL788	Ph 2	ALS	Sanofi
		Ph 2	MS	Sanofi
RIPK1 (Peripheral)	eclitasertib, or SAR443122/DNL758	Ph 2 (closing)	CLE	Sanofi
		Ph 2	UC	Sanofi

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

•In February 2023, at the WORLDSymposiumTM, we reported additional interim data from the open-label, single-arm Phase 1/2 study of DNL310. Over 49 weeks of DNL310 treatment in the Phase 1/2 study, positive changes across measures of exploratory clinical outcomes including VABS-II (adaptive behavior) and BSID-III (cognitive capabilities) scores and global impression scales were observed. The data also suggested that DNL310 improved hearing, as assessed by auditory brainstem response testing. Additional biomarker data out to 49 weeks continued to demonstrate that DNL310 enabled rapid and sustained normalization of cerebrospinal fluid ("CSF") heparan sulfate to normal healthy levels and improvement in lysosomal function biomarkers. Reduction in urine heparan sulfate and dermatan sulfate after switch from standard of care to DNL310 suggested additional sustained peripheral activity of DNL310. The DNL310 safety profile, with up to two years of treatment, remained consistent with standard of care;
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

•In April 2023, we entered into a new operating lease in Salt Lake City, Utah for a 59,336 square foot laboratory (the "Utah site"), office and warehouse premises, after terminating our previous SLC lease in March 2023, decreasing future lease payments by $6.1 million while increasing the lease term by approximately five and a half years. The Utah site will expand our clinical manufacturing capabilities for biologic therapeutics (large molecules) as we plan to use the premises for the manufacture of materials for toxicology studies and drug substance for early human clinical studies with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials;
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
•In May 2023, the first patient was dosed with DNL343 in the Phase 2/3 HEALEY ALS Platform Trial. Recruitment of participants continues for this trial;
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
•In June 2023, we announced a robust reduction in Neurofilament Light ("NfL") with DNL310 treatment in MPS II (Hunter syndrome). Interim results demonstrated average reduction of 64% (p <0.001) from baseline in serum NfL after two years of dosing with DNL310 in the Phase 1/2 study. The FDA has recommended assessment of NfL, a marker of neuroaxonal damage, as a possible biomarker in MPS II;
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
•In August 2023, we announced that Sanofi had completed enrollment in the Phase 2 HIMALAYA study in July; primary completion of the study is estimated to be January 2024. Further, in November 2023 we announced that Sanofi has completed enrollment of both the global Phase 2 HIMALAYA study in ALS and the Phase 2 study in MS;

•In August 2023, we announced that Sanofi completed a Phase 2 study of eclitasertib, also known as SAR443122/DNL758, in patients with CLE in June. In October, Sanofi announced that the development of eclitasertib in CLE is being discontinued because the Phase 2 proof-of-concept study did not meet its primary endpoint (percent change from baseline in CLASI-A at week 12). Eclitasertib was found to be generally well-tolerated. Sanofi continues to recruit the Phase 2 study of eclitasertib in patients with UC;
•In August 2023 we announced that, in agreement with Takeda, the companies will discontinue clinical development of TAK-920/DNL919 in Alzheimer’s disease. This is a strategic decision based on the totality of clinical data emerging from the single ascending dose Phase 1 study of TAK-920/DNL919 in healthy volunteers and in consideration of the rapidly evolving treatment landscape for Alzheimer's disease whereby an understanding of drug combinations with newly approved therapies will be important. A preliminary analysis of Phase 1 data indicates robust target engagement and effects on microglial biomarkers (e.g., CSF1R, SPP1, IL1RA, IP10, MIP1b, MCP-1), which were consistent with preclinical studies that demonstrate that ATV:TREM2 induces robust changes to a responsive microglial cell state (van Lengerich B, et al. Nat Neurosci. 2023). In the Phase 1 study, TAK-920/DNL919 was clinically well tolerated at doses with demonstrated changes in CSF biomarkers and there were no serious adverse events or severe treatment emergent adverse events; however, safety signals of moderate, reversible hematologic effects were observed at the highest dose tested, suggesting a narrow therapeutic window for the Alzheimer’s disease patient population. The Phase 1 safety findings are believed to be specific to properties of TAK-920/DNL919 and TREM2 biology. Denali and Takeda will continue to focus research efforts on back-up molecules in preclinical development, including exploration of potential combination therapy given recent new drug approvals in Alzheimer's disease;
•In August 2023, we announced that the Investigational New Drug ("IND") application for DNL126 in MPS IIIA has been accepted and start-up activities for the Phase 1/2 study are ongoing;
•In August 2023, we presented new interim data from the Phase 1/2 study of DNL310 in MPS II in an oral presentation at the Society for the Study of Inborn Errors of Metabolism ("SSIEM") Annual Symposium 2023. The interim clinical outcomes data, safety profile, and biomarker effects, including normalization of CSF heparan sulfate and reduction in NfL, continue to support development of DNL310 in MPS II. Recruitment is ongoing in the global Phase 2/3 COMPASS study of DNL310 in neuronopathic and non-neuronopathic MPS II; and
•In August 2023, we executed an amendment to the Definitive LRRK2 Collaboration and License Agreement and Waiver of and Amendment to Right of First Negotiation (ROFN), Option, and License Agreement. As part of the amendment, certain milestone criteria were changed while the total amount of development, regulatory, and commercial milestones across all indications remains the same. In addition, Biogen agreed to waive the remaining option and rights of first negotiation under the ROFN and Option Agreement.
We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net losses of $99.4 million and $25.8 million for the three and nine months ended September 30, 2023, respectively. Our net losses were $103.3 million and $227.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $996.7 million. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
Components of Operating Results
Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been collaboration and license revenue from our collaboration agreements with Takeda, Sanofi and Biogen.
Future revenue may be recognized from the Takeda Collaboration Agreement, Sanofi Collaboration Agreement, and Biogen Collaboration Agreement, and may be generated from product sales or milestone payments, royalties and profit sharing reimbursement from other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, option exercise fees, milestone payments, profit sharing reimbursement, other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Collaboration revenue:
Collaboration revenue from customers	$1,267	$184	$1,083	*	%
Other collaboration revenue	—	3,375	(3,375)	*
Total collaboration revenue	1,267	3,559	(2,292)	(64)
Operating expenses:
Research and development	89,737	87,786	1,951	2
General and administrative	25,325	23,259	2,066	9
Total operating expenses	115,062	111,045	4,017	4
Loss from operations	(113,795)	(107,486)	(6,309)	6
Interest and other income, net	14,442	4,187	10,255	*
Loss before income taxes	(99,353)	(103,299)	3,946	(4)
Net loss	$(99,353)	$(103,299)	$3,946	(4)%
__________________________________________________
*Percentage is not meaningful.

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Collaboration revenue:
Collaboration revenue from customers	$330,531	$94,805	$235,726	*	%
Other collaboration revenue	—	3,375	(3,375)	*
Total collaboration revenue	330,531	98,180	232,351	*
Operating expenses:
Research and development	316,073	266,621	49,452	19
General and administrative	78,585	66,959	11,626	17
Total operating expenses	394,658	333,580	61,078	18
Loss from operations	(64,127)	(235,400)	171,273	(73)
Interest and other income, net	38,376	8,114	30,262	*
Loss before income taxes	(25,751)	(227,286)	201,535	(89)
Income tax expense	—	(27)	27	*
Net loss	$(25,751)	$(227,313)	$201,562	(89)%
__________________________________________________
*Percentage is not meaningful.

Collaboration revenue. Collaboration revenue was $1.3 million and $330.5 million for the three and nine months ended September 30, 2023, respectively, and $3.6 million and $98.2 million for the three and nine months ended September 30, 2022. The decrease in revenue of $2.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to a decrease of revenue earned under the Sanofi Collaboration of $3.4 million, partially offset by an increase of $1.1 million in revenue earned under the Biogen Collaboration Agreement due to the August 2023 amendment which resulted in the satisfaction of the only remaining performance obligation for the second option program. The increase in collaboration revenue of $232.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to $293.9 million in revenue recognized in April 2023 under the Biogen Collaboration Agreement as a result of Biogen exercising its option to license our ATV:Abeta program, partially offset by a decrease of $41.9 million in revenue earned under the Takeda Collaboration Agreement, as well as a decrease of $18.4 million in milestone revenue earned under the Sanofi Collaboration Agreement. The decreases in revenues from the Sanofi and Takeda Collaboration Agreements are due to the timing of underlying activities and achievement of milestones under the collaboration agreements.

Research and development expenses. Research and development expenses were $89.7 million and $316.1 million for the three and nine months ended September 30, 2023, compared to $87.8 million and $266.6 million for the three and nine months ended September 30, 2022, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ETV:IDS program external expenses	$20,388	$12,610	$87,674	$47,743
PTV:PGRN program external expenses	1,889	3,838	8,107	12,632
TV platform and other program external expenses	3,836	8,038	18,090	25,889
LRRK2 program external expenses	1,049	7,099	3,867	17,387
eIF2B program external expenses	4,971	4,415	14,866	11,174
Other external research and development expenses	6,512	8,314	20,031	26,182
Personnel related expenses(1)	39,578	35,967	119,640	107,111
Other unallocated research and development expenses	10,931	9,967	38,693	27,963
Net cost sharing payments (reimbursements)(2)	583	(2,462)	5,105	(9,460)
Total research and development expenses	$89,737	$87,786	$316,073	$266,621
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $15.8 million and $47.8 million for the three and nine months ended September 30, 2023, respectively, and $14.7 million and $45.1 million for the three and nine months ended September 30, 2022, respectively, reflecting an increase of $1.1 million and $2.7 million, respectively.
(2)There were $0.6 million and $5.1 million in net cost sharing payments during the three and nine months ended September 30, 2023, respectively, consisting of $3.4 million and $14.5 million, respectively, owed to Biogen for LRRK2 program external expenses and program internal expenses (included within Personnel related expenses), partially offset by $1.7 million and $5.1 million, respectively, of reimbursements from Takeda for the PTV:PGRN program (included within PTV program external program expenses and Personnel related expenses), and $1.1 million and $4.3 million respectively, of reimbursements from Takeda for the ATV:TREM2 program (included within TV platform and other program external expenses and Personnel related expenses). For the three and nine months ended September 30, 2022, net cost sharing reimbursements includes reimbursements from Takeda for the PTV:PGRN program (included within PTV:PGRN program external program expenses and Personnel related expenses) of $2.3 million and $8.0 million, respectively, and reimbursements from Takeda for the ATV:TREM2 program (included within TV Platform and other program external expenses and Personnel related expenses) of $1.6 million and $5.2 million, respectively. For the three and nine months ended September 30, 2022, cost sharing reimbursements were partially offset by cost sharing payments of $1.4 million and $3.8 million, respectively, owed to Biogen.

The increase in research and development expenses of approximately $1.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily attributable to the following:

•An increase of $7.8 million in ETV:IDS program external expenses reflecting the continued progress of this program in clinical trials during 2023, including costs related to our ongoing Phase 1/2 study and our potentially registrational Phase 2/3 study;
•An increase of $0.6 million in eIF2B program external expenses reflecting the continued progress of this program in clinical trials during 2023;
•An increase of $3.6 million in personnel related expenses, consisting of $2.5 million in employee compensation and $1.1 million in stock-based compensation expense pertaining to additional salaries, related expenses, and equity award grants driven by an increase in our research and development headcount; and
•An increase of $3.0 million in net cost sharing payments due to the transition of LRRK2 clinical activities to Biogen, resulting in cost sharing reimbursements flipping to payments.
These increases were partially offset by decreases of $6.1 million in LRRK2 program external expenses due to the transition of LRRK2 clinical activities to Biogen, $4.2 million in TV platform and other program external expenses as a result of discontinuation of development of DNL919, $1.9 million in PTV:PGRN program external expenses due to the timing of significant external research and manufacturing related activities year over year, and $1.8 million in other external research and development expenses.
The increase in research and development expenses of approximately $49.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily attributable to the following:
•An increase of $39.9 million in ETV:IDS program external expenses primarily due to the contingent consideration payment of $30.0 million recorded in the first quarter of 2023 related to the acquisition of F-star Gamma, which was triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program;
•An increase of $10.7 million in other unallocated research and development expenses primarily due to increased facility costs as a result of accelerated depreciation on leasehold improvements associated with the termination of the SLC Lease as well as other general research costs;
•An increase of $3.7 million in eIF2B program external expenses reflecting the continued progress of this program in clinical trials during 2023;
•An increase of $12.5 million in personnel related expenses, consisting of $9.8 million in employee compensation and $2.7 million in stock-based compensation expense pertaining to additional salaries, related expenses, and equity award grants driven by an increase in our research and development headcount; and
•An increase of $14.6 million in net cost sharing payments primarily due to the transition of LRRK2 clinical activities to Biogen, resulting in cost sharing reimbursements flipping to payments.
These increases were partially offset by decreases of $13.5 million in LRRK2 program external expenses due to the transition of LRRK2 clinical activities to Biogen, $7.8 million in TV platform and other program external expenses as a result of discontinuation of development of DNL919, $6.1 million in other external research and development expenses and $4.5 million in PTV:PGRN program external expenses due to the timing of significant external research and manufacturing related activities year over year.

General and administrative expenses. General and administrative expenses were $25.3 million for the three months ended September 30, 2023 compared to $23.3 million for the three months ended September 30, 2022. The increase of $2.0 million was primarily attributable to a $3.0 million increase in personnel-related expenses consisting of employee compensation and stock-based compensation expense associated with additional salary expenses and equity award grants driven by higher general and administrative headcount, partially offset by a $1.0 million decrease in professional services and other corporate costs.
General and administrative expenses were $78.6 million for the nine months ended September 30, 2023 compared to $67.0 million for the nine months ended September 30, 2022. The increase of $11.6 million was primarily attributable to the following:
•$8.0 million of increased personnel-related expenses consisting of employee compensation and stock-based compensation expense associated with additional salary expenses and equity award grants driven by higher general and administrative headcount; and
•$3.6 million of combined increases in professional services, facilities and other corporate costs.
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

Pursuant to our collaboration agreements with Takeda, Sanofi and Biogen, through September 30, 2023 we have received upfront, option and milestone payments of $115.0 million, $225.0 million, and $565.0 million, respectively, and have also received $38.5 million and $16.2 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million of reimbursement from Sanofi for the Phase 1b trial for DNL747 for ALS and associated activities.

Further, under associated stock purchase agreements with Takeda and Biogen, through September 30, 2023 we have received $110.0 million and $465.0 million, respectively, for the sale and issuance of shares of our common stock to these collaboration partners.

As of September 30, 2023, we had cash, cash equivalents and marketable securities in the amount of $1.12 billion.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $996.7 million through September 30, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of September 30, 2023, operating lease liabilities were $53.9 million. Under the SLC lease which was executed in April 2023, we have future undiscounted lease payments totaling approximately $13.4 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments as of September 30, 2023 of $87.7 million, with certain amounts subject to cost sharing with Takeda. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. These commitments are more fully described in Note 7 - Commitments and Contingencies of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(259,334)	$(172,053)
Net cash provided by (used in) investing activities	176,261	(13,828)
Net cash provided by financing activities	13,115	11,019
Net decrease in cash, cash equivalents and restricted cash	$(69,958)	$(174,862)
Net Cash Used In Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $259.3 million, which consisted of a net loss of $25.8 million, adjusted by non-cash items primarily related to stock-based compensation, depreciation and amortization, net amortization of discounts on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities such as the reduction in our related-party contract liability as a result of Biogen's option exercise during the second quarter of 2023, as well as $30.0 million in contingent consideration payments to F-star during the nine months ended September 30, 2023.

Net Cash Provided By (Used In) Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $176.3 million, which consisted of $1.6 billion in proceeds from maturities and sales of marketable securities, partially offset by $1.4 billion of purchases of marketable securities, and $10.7 million of capital expenditures to purchase property and equipment.
Net Cash Provided By Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $13.1 million which consisted of proceeds from the exercise of options to purchase common stock and purchases of ESPP shares.
Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the nine months ended September 30, 2023.
Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2023, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.12 billion as of September 30, 2023, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. Our net losses were $99.4 million and $25.8 million for the three and nine months ended September 30, 2023, respectively. We had net losses of $103.3 million and $227.3 million for the comparable three and nine month periods ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $996.7 million.

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

As of September 30, 2023, we had $1.12 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as recent bank failures, geopolitical uncertainty, rising inflation or interest rates or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Public health outbreaks, such as epidemics or pandemics, such as COVID-19, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to the spread of the disease, due to shutdowns that may be requested or mandated by federal, state and local governmental authorities or certain employers, or due to the economic consequences associated with the pandemic. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. For example, the COVID-19 pandemic caused a temporary disruption in our ability to recruit participants for our clinical trials in the calendar year 2020 and the first quarter of 2021. While it is not possible to predict whether another pandemic, epidemic or infectious disease outbreak similar to COVID-19 will materialize, any measures taken by governments and local authorities in response to such future health crises have the potential to disrupt and delay the initiation of new clinical trials, the progress of our ongoing clinical trials, and our preclinical activities, and potentially the manufacture or shipment of both drug substance and finished drug product of our product candidates for preclinical testing and clinical trials, as well as adversely impact our business, financial condition or operating results.
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

The FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors in 2020 and 2021, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency in May 2023, although some COVID-19 related guidance documents remain in effect. Should the FDA issue additional guidance that mandates material changes to our clinical trials in response to a pandemic or other public health outbreaks, the costs of such clinical trials may increase. To the extent we experience any ongoing pandemic disruptions or other public health emergencies, including a resurgence of COVID-19 cases, potential impacts to our business may include:

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

We have never completed a clinical development program. We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in August 2023, together with our collaboration partner Takeda, we discontinued development of TAK-920/DNL919 (ATV:TREM2) in Alzheimer’s disease based on data from the Phase 1 study and the rapidly evolving treatment landscape and shifted our efforts to exploring back-up molecules. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.

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

Refer to “Item 1. Business—Our Programs” of Form 10-K for a more detailed discussion of adverse effects ("AEs") and significant adverse effects ("SAEs") observed in our reported clinical trials for BIIB122/DNL151 and DNL310.

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

Our most advanced product candidates, BIIB122/DNL151, DNL310, SAR443820/DNL788, and eclitasertib or SAR443122/DNL758, DNL343, and TAK-594/DNL593 are currently our only clinical stage product candidates. Adverse events and other side effects may result from higher dosing, repeated dosing and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates.

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

Geopolitical actions in the United States and in foreign countries could prevent us from continuing to make these periodic payments in certain locations. For example, the United States and foreign government actions related to Russia's invasion of Ukraine may limit our ability to make or prevent us from making these payments in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia, which could adversely affect our business.

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

As of September 30, 2023, we had approximately 447 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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

In January 2020, we sold 9.0 million shares of common stock in an underwritten follow-on offering pursuant to a shelf registration statement filed in March 2019, and in October 2022, we sold 11.9 million shares of common stock in an underwritten public offering pursuant to a second shelf registration statement filed in February 2022. Also in February 2022, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC, and Cantor Fitzgerald & Co., as sales agents, to establish an at-the-market facility pursuant to which we may offer and sell from time to time up to $400.0 million shares of our common stock.

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
There have been no material changes in the planned use of the net proceeds from the follow-on public offering as described in the final prospectus supplement filed with the SEC on October 20, 2022. We have invested the funds received in short to intermediate term, interest-bearing investment-grade securities and government securities.
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As disclosed in the table below, during the third quarter of 2023, certain of our executive officers and directors adopted a “Rule 10b5-1 trading arrangement”. These plans provide for the sale of our common stock and are intended to satisfy the affirmative defense in Rule 10b5-1(c).

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(1)	Maximum Total Shares of Common Stock to be Sold Under the Plan(2)
Ryan Watts, Ph.D.	Chief Executive Officer	9/29/2023	2/16/2025	300,000
Alexander Schuth, M.D.	Chief Operating and Financial Officer	9/29/2023	2/14/2025	116,918
Carole Ho, M.D.	Chief Medical Officer	9/29/2023	12/29/2024	340,953
__________________________________________________
(1)In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
(2)These amounts represent the maximum total shares that could be sold under the plan, but the amounts may change for executive officers due to the sale of shares to satisfy tax withholding requirements.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the third quarter ended September 30, 2023.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
10.1#	Amendment to Definitive LRRK2 Agreement and Waiver of and Amendment to Right of First Negotiation, Option, and License Agreement.	—	—	—	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#
Certain information has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the registrant if publicly disclosed. Omissions are designated as [***].

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	November 7, 2023	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)