Form 10-K
period 2023-12-31
Denali Therapeutics Inc.
filed 2024-02-28
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.0 billion, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2023 of $29.51 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of outstanding shares of the registrant’s common stock as of February 20, 2024 was 139,160,239 par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2023 fiscal year ended December 31, 2023.

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

•the impact of increased geopolitical uncertainty, the COVID-19 pandemic, and related global economic disruptions and social conditions on our business;

•expectations regarding the anticipated closing of, and intended us of proceeds from, our Private Investment in Public Equity ("PIPE") financing that was announced on February 27, 2024; and

•our financial performance.

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

We are a clinical stage biopharmaceutical company developing a broad portfolio of product candidates engineered to cross the blood-brain barrier (“BBB”) for neurodegenerative diseases and lysosomal storage diseases ("LSDs"). We have a diversified and differentiated portfolio of both small molecule and biotherapeutic medicines, comprising seven product candidates in clinical development across seven indications as well as more than a dozen preclinical therapeutic candidates. Each of our programs has been engineered for efficient delivery across the BBB to increase drug exposure in the brain after systemic administration. We have discovered and developed a proprietary platform technology called the Transport Vehicle (“TV”), which we have used in developing our portfolio of brain-penetrant therapies based on our Enzyme Transport Vehicle (“ETV”), Antibody Transport Vehicle (“ATV”), Protein Transport Vehicle (“PTV”), and Oligonucleotide Transport Vehicle (“OTV”). We believe the combination of a clinically validated delivery platform and a maturing therapeutic portfolio will position us for long-term success in our goal to advance next-generation, targeted medicines for people living with neurodegenerative diseases. We plan to further grow our discovery and clinical development capabilities, focusing on TV-enabled biotherapeutics programs for neurodegenerative diseases, and intend to build internal manufacturing capabilities and commercial infrastructure in a staged manner that is aligned with the progression of our portfolio. We aim to serve patients as a fully integrated global organization.

We have three late-stage development programs: tividenofusp alfa (DNL310, ETV:IDS) for mucopolysaccharidosis II ("MPS II", or "Hunter syndrome"); BIIB122/DNL151 (LRRK2 inhibitor) for Parkinson’s disease; and DNL343 (eIF2B activator) for amyotrophic lateral sclerosis (“ALS”). SAR443820/DNL788 (RIPK1 inhibitor) is being evaluated in a Phase 2 study for multiple sclerosis ("MS"). In addition, we are conducting a Phase 1/2 study of TAK-594/DNL593 (PTV:PGRN) for frontotemporal dementia-granulin (“FTD-GRN”) and a Phase 1/2 study of DNL126 (ETV:SGSH) for MPS IIIA (Sanfilippo syndrome). Eclitasertib (SAR443122/DNL758, peripheral RIPK1 inhibitor) is in a Phase 2 study for ulcerative colitis ("UC").

As our portfolio matures and our company scales, we plan to maintain a deep focus on science to guide our efforts to discover, develop and deliver medicines to patients. Our discovery and development strategy is guided by three overarching principles that we believe will significantly increase the probability of success and accelerate the timing to bring effective therapeutics to people living with neurodegenerative diseases and LSDs:

•Degenogenes: Genetic Pathway Realization – each of our programs addresses a molecular target or biological pathway that is genetically validated to cause or increase the risk for neurodegenerative diseases.

•Brain Delivery: Validation and Optionality – we engineer our product candidates to cross the BBB and act directly in the brain. Our proprietary TV platform technology is designed to effectively deliver large therapeutic molecules, such as enzymes, proteins, antibodies, and oligonucleotides, across the BBB after intravenous administration.

•Biomarker-Driven Development and Approval – we discover, develop and use biomarkers to inform dose selection, assess clinical activity, and identify patients most likely to respond to our therapies. We are actively engaged in discussions with health authorities regarding the potential use of biomarkers as primary clinical endpoints to support faster paths to approval.

Our target indications include diseases with large patient populations, such as Alzheimer’s disease and Parkinson’s disease, as well as rare indications, such as MPS II (Hunter syndrome), MPS IIIA (Sanfilippo syndrome Type A), FTD-GRN and ALS. We expect our first potential product launches will be in rare disease categories. Launching first in rare indications gives us the opportunity to build and establish our commercial organization so that we are poised for success in larger indications over time. Our most advanced TV-enabled program, tividenofusp alfa (DNL310, ETV:IDS), is intended to replace the standard of care in Hunter syndrome, which belongs to a group of rare LSDs. LSDs affect more than 30,000 individuals worldwide for whom central nervous system (“CNS”) manifestations and many somatic symptoms continue to remain unaddressed by the current standard of care, if available at all. We aim to leverage certain efficiencies of scale to support the commercialization of additional product candidates to create an LSD franchise. We are actively working toward building clinical manufacturing capabilities and continuing to expand our commercial capabilities in LSDs and intend to serve patients directly in several countries. In parallel, we are advancing our programs for rare neurodegenerative diseases such as ALS and FTD, which impact around 500,000 individuals worldwide. We may commercialize these product candidates, if approved, independently in key markets and/or leverage partnerships to ensure optimal access for patients. For the common neurodegenerative diseases, such as Alzheimer’s disease and Parkinson's disease, which afflict 40 to 50 million individuals worldwide, we plan to initially leverage strategic collaborations that contribute existing global commercial infrastructure.

Collaborations and partnering are central components of our strategy to build, develop and commercialize our portfolio of product candidates. We have numerous arrangements with biopharmaceutical companies, technology companies, academic institutions, foundations, and patient-focused data companies. Notable active arrangements include those with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”), Takeda Pharmaceutical Company Limited ("Takeda"), and Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). We hold significant development and commercialization rights to all of our CNS programs, including the programs which are subject to our collaboration agreements with Biogen, Sanofi and Takeda, where we share responsibility for clinical development and share commercialization rights in the United States and China. Our costs of developing programs associated with these collaborations are largely covered through upfront payments, expected incoming milestones and cost sharing. We may seek additional strategic partnering opportunities as we strive to capture the full value of our portfolio and platforms. For example, the TV platform has potential applications beyond our core focus on neurodegeneration (e.g., oncology, infectious disease, neuropsychiatry, pain).

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

Our Approach to Defeating Neurodegeneration
Our Scientific Principles

Degenogene Pathways

The number of genetic associations discovered in neurodegenerative diseases has grown rapidly in recent years. Degenogenes are genes that when mutated cause, or are major risk factors for, neurodegenerative diseases. Analysis of recently discovered degenogenes point to important disease pathways that, when dysregulated, increase the risk of developing neurodegenerative disease, and provide a strong scientific foundation for prioritizing drug development programs. We currently focus on programs that seek to modulate three key disease pathways:

•Lysosomal Function – Dysfunction of the lysosomal system, the disposal and recycling compartment of the cell, is associated with several neurodegenerative diseases, including Parkinson's disease and neurodegeneration in the context of LSDs. Degenogenes linked to lysosomal function include leucine-rich repeat kinase 2 ("LRRK2"), progranulin ("PGRN"), alpha-synuclein ("αSyn"), and lysosomal enzymes, including iduronate 2-sulfatase ("IDS"), sulfamidase ("SGSH"), and glucocerebrosidase ("GBA").

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

Most small molecules are actively excluded from the brain by efflux pumps at the BBB; it has been estimated that approximately 98% do not cross the BBB. We have rigorously designed our small molecule therapeutic candidates to be orally bioavailable with chemical and physical properties that enable them to be readily absorbed from the gut and to penetrate the BBB while avoiding transporter-mediated efflux.

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

Our TV technology is modular and enables several classes of biotherapeutics to more effectively cross the BBB, including enzymes, antibodies, proteins and oligonucleotides. The TV technology is engineered to engage specific BBB transport receptors, such as the transferrin receptor (“TfR”) and CD98 heavy chain ("CD98hc"), which are highly expressed in brain capillaries and facilitate transport of proteins into the brain (Figure 1) in a process called receptor mediated transcytosis, or RMT.

Blood
Tight junction
Transporter
Endothelial Cell
Astrocyte
Target
Neuron
Brain
TfR
ATV
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

Our pipeline of TV-enabled programs currently includes three clinical-stage programs and more than a dozen programs in preclinical development. We demonstrated proof of concept with safety and pharmacokinetic and pharmacodynamic data from the ongoing Phase 1/2 study with DNL310 (ETV:IDS), and pharmacokinetic data from the ongoing Phase 1 study with TAK-594/DNL593 (PTV:PGRN), as well as data from several preclinical studies in mouse and nonhuman primate models. Preclinical studies demonstrated robust and sustained pharmacodynamic effects in the brain after intravenous dosing of TV-enabled antibodies, enzymes, proteins, and antisense oligonucleotides ("ASOs"), while standard antibodies, enzymes, proteins and ASOs had no or minimal pharmacodynamic effects. These data show that TV-enabled product candidates have the potential to achieve therapeutically relevant concentrations in the brain after systemic administration, making them potentially superior to traditional biologic therapeutics in targeting neurodegenerative diseases.

Our TV technology is differentiated from other BBB technologies through its engineering approach, which may provide superior therapeutic efficacy and safety through higher stability, exposure, and biodistribution of drug candidates in the brain (Figure 2).

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

Greater modularity

Longer half-life

Better safety

Figure 2: Denali’s TV technology is modular and highly differentiated

Our most advanced TV-enabled program, DNL310 (ETV:IDS), is currently in an ongoing Phase 2/3 study for MPS II, and we are conducting Phase 1/2 studies of TAK-594/DNL593 (PTV:PGRN) and DNL126 (ETV:SGSH) for FTD-GRN and MPS IIIA, respectively. In addition, OTV:MAPT, targeting tau for Alzheimer’s disease, and OTV:SNCA, targeting αSyn for Parkinson’s disease, are our two lead IND-enabling stage OTV programs. Biogen licensed our ATV:Abeta program targeting amyloid beta for Alzheimer's disease, which is in the IND-enabling stage.

We believe that we can further expand our portfolio leveraging the modularity of the TV technology as well as additional BBB receptors. In addition to our current focus on neurodegenerative diseases and LSDs, we are exploring programs in oncology (ATV:HER2) and infectious diseases as well as other neurological and neuromuscular indications (Figure 3). We may develop these additional programs ourselves in the future or seek partnerships.

TRANSPORT VEHICLE (TV) PROGRAMS AND MODALITIES TARGETING THE TRANSFERRIN RECEPTOR (TfR)

PROGRAMS
MODALITIES
FUTURE PROGRAM
ETV:GCase
ETV:ARSA
ETV:NAGLU
ETV:GAA
ETV:IDUA
ETV:SGSH
ETV:IDS
FUTURE PROGRAM
ATV:HER2
ATV:TREM2
ATV:Abeta
FUTURE PROGRAM
PTV:PGRN
FUTURE PROGRAM
OTV:Epilepsy
OTV:UBE3A-ATS
OTV:DMPK
OTV:SNCA
OTV:MAPT
ENZYMES
ANTIBODIES
PROTEINS
OLIGOS
CLINICAL
IND-ENABLING*
DISCOVERY
FUTURE PROGRAM

*Includes programs planned to enter IND-enabling studies

Figure 3: Denali’s TV technology provides opportunities for platform expansion.

In addition to TfR, we are targeting CD98hc, an amino acid transporter highly expressed on the BBB (Figure 4). Our preclinical studies have established TVCD98hc as a modular brain delivery platform with favorable kinetic, biodistribution, and safety properties distinct from previously reported BBB platforms. We believe that the distinct properties of our two TV platforms, TVTfR and TVCD98hc may enable selection of the optimal platform for a given drug target thereby expanding our portfolio opportunities.

Figure 4: TVCD98hc targets the CD98hc an amino acid transporter, which is highly expressed on the BBB, for brain delivery of biotherapeutics.

Biomarker-Driven Development and Approval

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

We recognize the urgency for patients living with neurodegenerative and LSDs to have effective treatment options. Biomarkers have successfully been used as primary clinical endpoints to secure a faster path to approval in indications, such as ALS and Alzheimer’s disease. We are actively engaged in efforts, which include collaboration with our patient communities, advocacy groups and other drug developers, to press for more regulatory flexibility in using biomarker data as the basis for approval in disease indications where the unmet medical need is high and treatment options are few or non-existent. These efforts are in addition to ongoing discussions with health authorities regarding the potential use of biomarkers as primary clinical endpoints to support faster paths to approval for our product candidates.
Our Programs
The following table summarizes key information about our clinical programs and pipeline:

Figure 5: Denali’s current development pipeline.

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative diseases and LSDs. Our programs are at different stages of clinical and preclinical development. In addition to our current clinical development portfolio, we expect to advance at least three new molecule entities (“NMEs”) into clinical development in the 2024 to 2025 timeframe. We discuss our most advanced programs in further detail below.

Late-Stage And Mid-Stage Clinical Programs

Tividenofusp alfa (DNL310, ETV:IDS) Enzyme Replacement Therapy Program for MPS II (Hunter Syndrome)

MPS II, also called Hunter syndrome, is a rare genetic disease that affects over 2,000 individuals, primarily males, world-wide, and leads to behavioral, cognitive, and physical symptoms ultimately resulting in shortened lifespan. MPS II is caused by mutations in the iduronate-2-sulfatase (IDS) gene, which leads to a deficiency of the IDS enzyme responsible for the breakdown of the glycosaminoglycans (GAGs) heparan and dermatan sulfate in lysosomes. Symptoms often begin emerging around age two and include physical complications, including organ dysfunction, joint stiffness, hearing loss and impaired growth leading to short stature, and neurocognitive symptoms with impaired development. The disease is characterized by a buildup of GAGs in lysosomes — the part of the cell that breaks down materials including GAGs. The current standard of care enzyme replacement therapy ("ERT") partially treats the physical symptoms but does not cross the blood-brain barrier, and as a result, cognitive and behavioral symptoms experienced by the majority of patients with MPS II are not addressed. Therapies that address behavioral, cognitive, and somatic manifestations of the disease are one of the greatest unmet needs for this community.

DNL310 is a fusion protein composed of IDS fused to Denali’s proprietary ETV, which is engineered to cross the BBB via receptor-mediated transcytosis into the brain and to enable broad delivery of IDS into cells and tissues throughout the body with the goal of addressing the behavioral, cognitive, and physical manifestations of MPS II. In March 2021, the U.S. Food and Drug Administration granted Fast Track designation to DNL310 for the treatment of patients with MPS II. In May 2022, the European Medicines Agency ("EMA") granted DNL310 Priority Medicines designation. DNL310 is an investigational product candidate and has not been approved by any Health Authority.
Based on supportive clinical and preclinical data to date, we are enrolling the Phase 2/3 COMPASS study in North America, South America, and Europe. The Phase 2/3 COMPASS study is expected to enroll 54 participants with MPS II, with and without neuronopathic disease. The participants are randomized 2:1 to receive either DNL310 or idursulfase, respectively. Cohort A includes children ages ≥2 to <6 years with neuronopathic disease; cohort B includes children ages ≥6 to <17 without neuronopathic disease. Upon completion of the ongoing Phase 1/2 study, and together with data from the global COMPASS study, this combined data package is intended to support registration.
In parallel with the Phase 2/3 COMPASS study, we are also conducting a Phase 1/2 trial for DNL310 in patients with MPS II as a multicenter, multiregional, open-label, single-arm trial to assess the safety, pharmacokinetics, and pharmacodynamics of DNL310 administered once weekly by intravenous infusion. We have previously reported interim analyses from the Phase 1/2 study and most recently at the 2024 WORLDSymposiumTM in February 2024. Key results are summarized below.

The additional data reported at the 2024 WORLDSymposiumTM demonstrated that DNL310 enabled rapid and sustained normalization of heparan sulfate in cerebrospinal fluid ("CSF") with mean reductions from baseline of approximately 90% at weeks 24, 49, and 104. Normalization of CSF heparan sulfate was observed even in participants with high levels of preexisting serum anti-iduronate-2-sulfatase antibodies (Figure 6). In urine, a high-magnitude and sustained reduction of heparan sulfate and dermatan sulfate after switching from standard-of-care ERT to DNL310 suggested added peripheral activity.

Week	N	Mean HS reduction from baseline, %
24	28	90.3
49	24	90.5
104	11	90.3

CSF Heparan Sulfate[b] (ng/mL)
3000
2500
2000
1500
1000
500
0
BL
5
13
24
49
104
Study Week
ADA titer at baseline
Negative
Positive: low-medium (<10⁶)
Positive: high (>10⁶)[a]

ADA, anti-drug antibody; BL, baseline; CSF, cerebral spinal fluid; HS, heparan sulfate. Data cut 2 March 2023.
[a]3 Participants had high baseline ADA titer; [b]CSF HS was measured as a sum of the disaccharides D0A0, D0A6, D0S0, and D2S6 by mass spectrometry after enzymatic digestion. Preliminary normal range (10th–90th percentile) was based on analysis of CSF from healthy adults (n=30; median [range] age, 52 [18–80] years); 39.1–92.51 ng/mL. Total CSF GAG levels are similar in adults and children (Hendriksz CJ, et al. *Mol Genet Metab Rep.* 2015).

Figure 6: Normal levels of CSF HS were achieved and sustained over time, including in those with pre-existing high serum ADA.
Following treatment with DNL310, mean reductions of 64%, 60%, and 71%, representing near normalization or complete normalization, were observed in levels of gangliosides GM2 and GM3 and glucosylsphingosine lipids, respectively, at week 104 in participants receiving DNL310, which is consistent with improved lysosomal function.
Robust and sustained reduction in serum neurofilament light ("NfL"), a marker of neuronal damage, was observed, reaching statistical significance after 61 weeks and a reduction of 64% after two years of treatment with DNL310 (Figure 7). Changes in serum and CSF NfL from baseline to week 104 were correlated; at week 104, there was a statistically significant 54% mean reduction from baseline in CSF NfL.

Week	N	Mean NfL change from baseline, %
24	27	+11.9
49	23	−13.5
104	13	**−63.8 (***P*<0.001)**

Serum NfL Change From Baseline[a] (%)
Mean (95% CI)
60
40
20
0
−20
−40
−60
−80
**
BL
7
13
24
37
49
61
73
85
97
104
Study Week

CSF, cerebral spinal fluid; NfL, neurofilament light chain. Data cut 2 March 2023.

[a]Aggregate summaries by time point are provided for analysis visits that are common across all cohorts. The Week 7 analysis visit includes observations closest to the target day (i.e., Day 43) from Weeks 5, 7, or 9. Mean change from baseline is computed from the geometric mean ratio relative to baseline. Corresponding 95% CI and *P* values are derived from the log ratio relative to baseline. Percent change from baseline is derived as 100(exp(x)-1); where x denotes the mean ratio, upper and lower limit for the mean ratio.

Figure 7: Robust reduction of serum NfL, a marker of neuronal damage, was observed with long-term dosing.

Exploratory clinical outcomes data from Vineland Adaptive Behavior Scales (VABS)-II and Bayley Scales of Infant and Toddler Development (BSID)-III assessments out to 104 weeks of treatment with DNL310 were reported for the first time at the 2024 WORLDSymposiumTM. Continued improvement and stabilization of adaptive behavior and cognitive scores suggest DNL310 has positive effects (Figure 8).

Figure 8: Continued improvement and stabilization in sum of VABS-II scores and cognitive scores suggest DNL310 has positive effects.

Hearing, as assessed by auditory brainstem response ("ABR") testing, numerically improved over time after initiation of DNL310 across all frequencies (Figure 9). At week 104, ABR thresholds showed statistically significant improvements across three of the four frequencies, with a trend toward greater improvement at higher frequencies.

Figure 9: Changes of ABR thresholds with DNL310 treatment suggest improved hearing.

Generally positive somatic activity on multiple endpoints was observed in participants receiving DNL310. Liver volume in standard-of-care ERT-naïve participants decreased by a mean of 25% from baseline at weeks 24 and 49. In standard-of-care ERT-experienced participants liver volume decreased by a mean of 5% from baseline at week 49. Spleen volume was normal in all participants at weeks 24 and 49 of DNL310 treatment. At baseline, spleen volume was normal in all participants except 1 standard-of-care ERT-naïve participant, who had normal spleen volumes at weeks 24 and 49 of DNL310 treatment.
DNL310 continues to be generally well tolerated (median treatment duration 100 weeks and maximum treatment duration 161 weeks). The most frequent treatment-emergent adverse events were infusion related reactions, which decreased in frequency and severity with continued dosing. An independent data monitoring committee met in December 2023 and recommended that the study may continue without modifications.
2024 expected progress and milestones:
•Presentation of additional interim Phase 1/2 data at the Society for the Study of Inborn Errors of Metabolism (SSIEM) Annual Symposium.
•Complete enrollment of global Phase 2/3 COMPASS study in MPS II.
DNL343 eIF2B Activator Program for ALS

We are developing DNL343 as a novel eIF2B activator with first-in-class potential for the treatment of ALS and other indications. eIF2B is an intracellular protein complex that regulates protein synthesis and is required for neuronal health and function. When neurons experience stress, activation of the integrated stress response ("ISR") pathway leads to suppression of eIF2B activity, resulting in impaired protein synthesis and formation of stress granules. Stress granules are thought to be a precursor of TDP-43 aggregation, which is a hallmark pathology in ALS. DNL343 is designed to activate eIF2B and thereby restore protein synthesis, disperse TDP-43 aggregates, and improve neuronal survival.

In May 2023, the first participant with ALS was dosed with DNL343 (Regimen G) in the Phase 2/3 HEALEY ALS Platform Trial led by the Sean M. Healey & AMG Center for ALS ("Healey Center") at Massachusetts General Hospital ("MGH") in collaboration with the Northeast ALS Consortium ("NEALS") clinical trial network. The HEALEY ALS Platform Trial is a large-scale collaborative effort made possible by contributions from patients and families, clinical trial sites, industry partners and research collaborators to evaluate multiple investigational therapies simultaneously with the goal of accelerating the development of potential new treatments for ALS. Therapeutic candidates that enter the platform trial are chosen by a group of expert ALS scientists and members of the Healey & AMG Center. Recruitment is ongoing in Regimen G (DNL343) of the Phase 2/3 HEALEY ALS Platform Trial.

Late-stage development of DNL343 is supported by results of Phase 1/1b studies in 95 healthy volunteers and 28 participants with ALS. In April 2023, we presented final data from the 28-day treatment period of the Phase 1b study of DNL343 in participants with ALS at the 75th Annual Meeting of the American Academy of Neurology ("AAN"). The Phase 1b study is a multicenter, randomized, placebo-controlled, double-blind, 28-day trial followed by an 18-month open-label extension, designed to evaluate the safety, pharmacokinetics and pharmacodynamics of DNL343 participants with ALS. Study results have demonstrated that once-daily oral dosing with DNL343 for 28 days was generally well tolerated and demonstrated extensive CSF penetration. In addition, robust inhibition of biomarkers associated with the ISR pathway was observed in blood samples from study participants (Figure 10).

ATF4 Protein
CHAC1 mRNA
Percent Change
+100%
0
-100%
+100%
0
-100%
Placebo
Low Dose
High Dose
Placebo
Low Dose
High Dose

Figure 10: Phase 1b results demonstrated 28-day dosing with DNL343 reduced ISR biomarkers (e.g., ATF4 protein and CHAC1 mRNA) in blood samples from ALS patients.
2024 expected progress and milestones:
•Complete enrollment of participants in Regimen G (DNL343) in Phase 2/3 HEALEY ALS Platform Trial.
SAR443820/DNL788 RIPK1 Inhibitor Program for CNS Disease: ALS, MS

As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Sanofi on the development of small molecules that inhibit RIPK1, a critical signaling protein in the tumor necrosis factor (“TNF”) receptor pathway and a regulator of inflammation and cell death. Increased RIPK1 activity in the brain drives neuroinflammation and cell necroptosis and contributes to neurodegeneration. RIPK1 inhibition has been shown to have beneficial effects in preclinical models of ALS, MS, Alzheimer's disease, and other diseases.

SAR443820/DNL788 is our lead CNS-penetrant RIPK1 inhibitor in clinical development. Sanofi completed a Phase 1 trial of SAR443820/DNL788 in healthy volunteers, which demonstrated high brain penetrance and robust target engagement at doses that were generally well tolerated.

In February 2024, Sanofi informed us that the Phase 2 HIMALAYA study evaluating SAR443820/DNL788 in participants with amyotrophic lateral sclerosis (ALS) did not meet the primary endpoint of change in ALS Functional Rating Scale-Revised (ALSFRS-R). Sanofi intends to present the detailed efficacy and safety results of the ALS Phase 2 HIMALAYA study at a future scientific forum.

Sanofi is evaluating SAR443820/DNL788 in another Phase 2 clinical trial in participants with multiple sclerosis (MS), and the outcome of HIMALAYA study has no impact on the ongoing MS study.
2024 expected progress and milestones:

•Continue Phase 2 K2 study in MS
BIIB122/DNL151 LRRK2 Inhibitor Program for Parkinson's disease

Parkinson's disease is one of the most common brain diseases, affecting approximately 10 million people worldwide. It is considered to be a movement disorder because patients can experience tremors, slowness of movement, stiffness and difficulty with walking and balance. In addition, Parkinson's patients can have other non-motor type problems such as constipation, depression and memory loss. The Parkinson symptoms are a result of the loss of dopamine-producing cells in the brain, which is currently thought to be caused by a combination of genetic and environmental risk factors.

Mutations in the LRRK2 gene are one of the most common genetic risk factors for Parkinson's disease. LRRK2 is involved in maintaining a healthy cellular environment by regulating lysosomal function through modification of Rab proteins. Increased levels of LRRK2 kinase activity lead to lysosomal dysfunction, which is believed to contribute to neurodegeneration. Inhibition of LRRK2 activity has the potential to slow the progression of Parkinson’s disease in patients, with and without known genetic risks based on restoration of lysosomal function.

As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Biogen to co-develop and co-commercialize our small molecule inhibitors of LRRK2 for Parkinson's disease. BIIB122/DNL151 is the most clinically advanced small molecule inhibitor of LRRK2 currently in clinical testing for Parkinson's disease. Biogen is conducting the global Phase 2b LUMA study, which commenced in May 2022 and is evaluating the efficacy and safety of BIIB122/DNL151 as compared to placebo in approximately 640 participants with early-stage Parkinson's disease.

Results from Phase 1 and Phase 1b trials of BIIB122/DNL151 in healthy volunteers and patients with Parkinson's disease, respectively, showed robust target and pathway engagement as measured by pS935 LRRK2 and pT73 Rab10 (“pRab10”), respectively. Furthermore, reduction in total LRRK2 in the CSF demonstrated central target engagement, and a dose-dependent reduction in urine of the lysosomal lipid 22:6-bis[monoacylglycerol] phosphate (“BMP”), a biomarker of lysosomal function, suggested improvement of lysosomal function. BIIB122/DNL151 was generally well tolerated across a broad range of doses for up to 28 days, the longest treatment duration in both studies.

In June 2023, Denali in conjunction with Biogen, and based on review of portfolio timelines and resource prioritization, announced plans to revise the clinical development program for BIIB122/DNL151. Prior to the planned revisions, the BIIB122 clinical development program encompassed two global late-stage clinical trials: the Phase 2b LUMA study in participants with early-stage Parkinson’s disease noted above; and the Phase 3 LIGHTHOUSE study in participants with Parkinson’s disease related to pathogenic variants of LRRK2, which commenced in September 2022.

In consideration of the LIGHTHOUSE study’s complexity, including the long timeline with anticipated study completion in 2031, we and Biogen agreed to refocus efforts to enable a timely readout on efficacy in idiopathic early-stage Parkinson’s disease while gaining further clinical data in Parkinson’s disease with and without pathogenic variants in LRRK2. The planned revisions to the BIIB122 clinical development program were not based on any safety or efficacy data from studies of BIIB122. We have since modified the LUMA study’s enrollment criteria to allow for inclusion of eligible participants with Parkinson’s disease and a confirmed pathogenic variant of LRRK2, in addition to continuing to enroll eligible participants with idiopathic early-stage Parkinson’s disease.

In February 2024, we announced the execution of a Collaboration and Development Funding Agreement in January 2024 with a third party related to a global Phase 2a study of BIIB122/DNL151, which Denali plans to solely operationalize to evaluate safety and biomarkers associated with BIIB122 in participants with Parkinson’s disease and confirmed pathogenic variants of LRRK2. This agreement includes committed funding of $75.0 million, of which $12.5 million was received in January 2024, and the remainder will be triggered based on time and operational milestones in the study. Biogen will continue to conduct the ongoing global Phase 2b LUMA study in early-stage Parkinson’s disease. Denali and Biogen will co-commercialize BIIB122/DNL151 assuming regulatory approval. The third party will be eligible to receive low single-digit royalties from Denali on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease, with royalty amounts varying based on the scope of the label.
2024 expected progress and milestones:
•Continue Phase 2b LUMA study in early-stage PD.
•Initiate Phase 2a study in PD related to pathogenic variants of LRRK2.
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
Eclitasertib (SAR443122/DNL758) RIPK1 Inhibitor Program for Peripheral Inflammatory Diseases: UC

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

In October 2023, Sanofi announced that the development of eclitasertib in cutaneous lupus erythematosus (CLE) was being discontinued because the Phase 2 proof-of-concept study did not meet its primary endpoint (percent change from baseline in Cutaneous Lupus Erythematosus Disease Area and Severity Index-A (CLASI-A) at week 12). Eclitasertib was found to be generally well-tolerated.

Sanofi is conducting a Phase 2 study of eclitasertib in patients with ulcerative colitis. Recruitment for the trial is ongoing.
2024 expected progress and milestones:

•Continue Phase 2 UC study.

EARLY-STAGE CLINICAL AND PRECLINICAL PROGRAMS
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
As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Takeda to co-develop and co-commercialize TAK-594/DNL593 (PTV:PGRN), an investigational, brain-penetrant PGRN replacement therapy enabled by Denali's PTV platform and designed to restore PGRN levels in the brain without interfering with normal PGRN transport and processing. Preclinical proof of concept demonstrates that PTV enhances uptake of recombinant PGRN by multiple cell types in the brain, including neurons and microglia, as compared to non-PTV PGRN. In addition, TAK-594/DNL593 rescued both neurodegeneration and microglial dysfunction in PGRN-deficient mice. Our improved mechanistic understanding of the role of PGRN in lysosomal function indicates that intravenous delivery of TAK-594/DNL593 followed by PTV-enhanced transport to the brain may be an effective therapeutic approach to increase PGRN levels in lysosomes.
Together with Takeda, we initiated a Phase 1/2 clinical trial of TAK-594/DNL593 for FTD-GRN in 2022. Results from Part A of this study evaluating TAK-594/DNL593 in healthy subjects were presented at the Alzheimer's Association International Conference in July 2023. Single doses of TAK-594/DNL593 were generally well-tolerated and resulted in substantial increases in CSF PGRN levels, suggesting that brain delivery of TAK-594/DNL593 was achieved and that TAK-594/DNL593 has the potential to address PGRN deficiency (Figure 11).

Single Dose Serum PK and CSF PGRN in Healthy Participants

SERUM PK

Mean (±SD) DNL593 Serum Conc. (Folds of LLOQ)
100,000
1,000
10
0
100
200
300
400
500
Time Post Infusion Start (hours)
Cohort
A1
A2
A3
A4
A5

CSF PGRN (24HR)

Total CSF PGRN (ng/mL; Endogenous + DNL593)
105
100
60
40
20
0
BL
Placebo
A1
A2
A3
A4
A5
Cohort

Figure 11: Dose-dependent increase in CSF PGRN in healthy volunteers with intravenous TAK-594/DNL593.

In January 2024, Denali announced that enrollment and dosing were voluntarily paused in Part B (n=9 dosed to date) of the TAK-594/DNL593 Phase 1/2 study in participants with FTD-GRN to implement protocol modifications. The pause was based on infusion-related reactions (IRRs) reported in two study participants, one Grade 2 and one Grade 3 in severity and both deemed serious adverse events. Both study participants’ IRRs resolved within the same day with infusion discontinuation and standard treatment measures. TAK-594/DNL593 was otherwise well-tolerated in the study, with all other adverse events reported as mild in severity. The protocol modification will allow for premedication and other measures aimed at reducing the risk of IRRs.
2024 expected progress and milestones:
•Resume Part B of the Phase 1/2 study in FTD-GRN.
DNL126 (ETV:SGSH) Program for MPS IIIA (Sanfilippo Syndrome A)

DNL126 (ETV:SGSH) is our second most advanced ETV program following DNL310 (ETV:IDS). DNL126 is an investigational therapy in development for the potential treatment of MPS IIIA (Sanfilippo syndrome A), a rare LSD that causes fatal brain damage. MPS IIIA is caused by genetic defects that result in a reduction in the activity of SGSH, an enzyme responsible for degrading heparan sulfates in the lysosome. There are no approved treatments for MPS IIIA.

In January 2024, we commenced dosing in a Phase 1/2 study of DNL126 in MPS IIIA. This is a small, multicenter, open-label, Phase 1/2 study to assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and exploratory clinical efficacy of DNL126 in participants with Sanfilippo syndrome Type A (MPS IIIA). The core study period is 25 weeks (approximately 6 months) and is followed by a 72-week (approximately 18 month) open-label extension.

In February 2024, we presented supportive preclinical data at the 2024 WORLDSymposiumTM demonstrating that DNL126 improved lysosomal and microglial morphology, neurodegeneration, and cognitive function in adult MPS IIIA mice. As shown in (Figure 12), peripheral treatment with ETV:SGSH lowered substrate accumulation (heparan sulfate) in the brain and in CSF, which was correlated with improved cognitive behavioral performance in adult MPS IIIA mice.

Figure 12: (A) In MPS IIIA mice, treatment with ETV:SGSH (low and high doses) lowered accumulation of heparan sulfate (HS) in the brain and in CSF compared to vehicle-treated mice. Bar graphs display mean ± SEM and p values: one-way ANOVA with Dunnett’s multiple comparison test; **p < 0.01, ****p < 0.0001. (B) Lower HS levels were correlated with improved cognitive performance of adult MPS IIIA mice on a spatial learning and memory assay, the active place avoidance (APA) task. Correlations were calculated using nonparametric Spearman’s correlation coefficient with two-tailed 95% confidence intervals. Correlation graphs depict linear regression line.
2024 expected progress and milestones:

•Biomarker proof of concept and safety data from the Phase 1/2 study in late 2024.

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
Antibody Transport Vehicle Amyloid beta (ATV:Abeta) program
Targeting Abeta plaques in the brain has been investigated by the field as a therapeutic approach to treat AD, and two Abeta-targeted antibodies have received accelerated approval from the U.S. FDA. These accelerated approvals were based on clinical data demonstrating that treatment was associated with a reduction in the accumulation of Abeta plaque in the brain, a defining feature of AD. Subsequently, the U.S. FDA converted one of the antibodies to traditional approval following a determination that a confirmatory trial verified clinical benefit.
Our ATV:Abeta program utilizes the TfR TV platform to enable increased brain exposure and target engagement of anti-Abeta. In preclinical studies in mice, superior amyloid plaque binding (Figure 13A) and reduction (Figure 13B) with ATV:Abeta was demonstrated compared to a conventional Abeta antibody, which may enable a wider therapeutic window in treating AD as compared to conventional anti-Abeta therapy. In addition, Biogen has shown in a mouse model of AD the potential for ATV:Abeta to reduce the risk of amyloid-related imaging abnormalities (ARIA) associated with the treatment of Alzheimer’s disease (Figure 13C).
Figure 13: Preclinical data showing superior amyloid plaque binding (A), superior plaque reduction (B), and fewer to no ARIA events (C).
In April 2023, Biogen exercised its exclusive option to license ATV:Abeta using TVTfR and is responsible for its development and commercialization.

2024 expected progress and milestones:
•IND-enabling studies.

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

Nonhuman primate data demonstrated that intravenous delivery of an ASO enabled by our OTV technology resulted in broad brain biodistribution of the ASO (Figure 14), which was superior to intrathecal administration of the ASO. These data support the potential of our OTV platform to enable peripheral administration of oligonucleotide therapeutics and to address a wide range of neurodegenerative and other neurological diseases.

Figure 14: Broad brain biodistribution of an intravenously administered ASO enabled by our OTV technology (right) as compared to limited brain biodistribution of ASO delivered intrathecally (left).

In January, we announced that OTV:MAPT targeting tau for Alzheimer’s disease and OTV:SNCA targeting αSyn for Parkinson’s disease are the first programs in the IND-enabling stage of development. (Figure 15). As shown in (Figure 16), we have optimized lead ASOs to achieve robust knock-down of human MAPT expression in the hTau x TfRmu/hu mouse brain.

Figure 15: OTV is designed to open a large potential indication space in neurodegeneration and beyond by enabling superior biodistribution of ASOs across brain regions, providing superior knockdown of target gene expression across cell types, and enabling intravenous dosing of oligonucleotide therapeutics for CNS delivery. OTV:MAPT and OTV:SNCA are lead OTV programs in the IND-enabling stage of development.

Figure 16: OTV:MAPT in an unmodified format achieves approximately 20% knockdown. After optimizing the OTV molecule through protein, linker, and/or oligonucleotide engineering, the five new OTV:MAPT Leads (L1-L5) provided >50% human MAPT knockdown in hTau x TfRmu/hu KI mice, with L4 providing 75% human MAPT knockdown.

2024 expected progress and milestones:

•IND-enabling studies with OTV:MAPT and OTV:SNCA.

Other TV-Enabled Discovery Programs
Denali continues to use deep scientific expertise in neurodegeneration biology and the BBB to discover and develop medicines and platforms with the focus on programs enabled by the TV and targeting common neurodegenerative disease, including Alzheimer’s and Parkinson’s, and LSDs.
Our portfolio includes additional preclinical programs, including programs targeting TREM2 (“ATV:TREM2”) and HER2 (“ATV:HER2”).
In August 2023 we announced that, in agreement with Takeda, the companies would discontinue clinical development of TAK-920/DNL919 (ATV:TREM2) in Alzheimer’s disease. This was a strategic decision based on the totality of clinical data emerging from the single ascending dose Phase 1 study of TAK-920/DNL919 in healthy volunteers and in consideration of the rapidly evolving treatment landscape for Alzheimer's disease whereby an understanding of drug combinations with newly approved therapies will be important. A preliminary analysis of Phase 1 data indicated robust target engagement and effects on microglial biomarkers (e.g., CSF1R, SPP1, IL1RA, IP10, MIP1b, MCP-1), which were consistent with preclinical studies that demonstrated that ATV:TREM2 induced robust changes to a responsive microglial cell state (van Lengerich B, et al. Nat Neurosci. 2023). In the Phase 1 study, TAK-920/DNL919 was clinically well tolerated at doses with demonstrated changes in CSF biomarkers and there were no serious adverse events or severe treatment emergent adverse events; however, safety signals of moderate, reversible hematologic effects were observed at the highest dose tested, suggesting a narrow therapeutic window for the Alzheimer’s disease patient population. The Phase 1 safety findings are believed to be specific to properties of TAK-920/DNL919 and TREM2 biology. Denali and Takeda will continue to focus research efforts on molecules in preclinical development, including exploration of potential combination therapy given recent new drug approvals in Alzheimer's disease.
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

Licenses and Collaborations
Biogen License and Collaboration Agreement and Right of First Negotiation, Option and License Agreement
Overview

In October 2020, we entered into a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) pursuant to which we granted Biogen a license to co-develop and co-commercialize our small molecule LRRK2 inhibitor program (the "LRRK2 Program"), and a Right of First Negotiation, Option and License Agreement (the "ROFN and Option Agreement"), pursuant to which we granted an option and right of first negotiation to certain of our programs utilizing our TV technology platform, including our amyloid beta program (collectively the "Biogen Collaboration Agreement"), with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”). In August 2023, we executed an Amendment to the Definitive LRRK2 Collaboration and License Agreement and Waiver of and Amendment to Right of First Negotiation, Option, and License Agreement (the "Biogen Amendment").
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

Payments

Under the terms of the LRRK2 Agreement, Biogen paid us a $400.0 million upfront payment in October 2020. With respect to the LRRK2 Program, Biogen is required to make milestone payments up to approximately $1.125 billion upon achievement of certain development and sales milestone events. Such milestone payments include $375.0 million in development, $375.0 million upon first commercial sale, and $375.0 million in net sales-based milestones. The Biogen Amendment changed certain milestone criteria while the total amount of development, regulatory, and commercial milestones across all indications remained the same. We will share profits and losses equally with Biogen for LRRK2 Products in the United States and will share profits and losses in China with Biogen sharing 60% of such profits and losses and us sharing 40% of such profits and losses. We will be entitled to receive royalties in the high teens to low twenties percentages on net sales for LRRK2 Products outside of the United States and China. Information on cost sharing reimbursements between us and Biogen is included in this Annual Report on Form 10-K in our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
License Grant to LRRK2 Program

Under the LRRK2 Agreement, we granted Biogen a co-exclusive, worldwide license under intellectual property that we control related to our LRRK2 inhibitors, including certain intellectual property licensed to us by a third party.

Development and Commercialization of LRRK2 Program

We and Biogen are jointly developing LRRK2 Products pursuant to a clinical development plan set forth within the LRRK2 Agreement. We and Biogen share responsibility and costs for global development of LRRK2 Products pursuant to a mutually agreed development plan and budget, with Biogen funding 60% of such costs and us funding 40% of such costs. We have the ability to opt out of the development cost sharing arrangement, as further described below.

Biogen will lead commercialization activities globally for LRRK2 Products. We will co-commercialize the LRRK2 Products with Biogen in the United States and China, provided that the profit-sharing arrangement for the LRRK2 Products is still in effect, as further described below.

We may opt out of development cost sharing worldwide and upon such election, from any further profit-sharing from the LRRK2 Program. We also have the right to opt out of the profit-sharing arrangement for the LRRK2 Program or for only those LRRK2 Products that do not penetrate the BBB (“Peripheral LRRK2 Products”), in each of the United States and China. After such an opt out, we will no longer be obligated to share in the development and commercialization costs for, or be entitled to share in the applicable revenues from, such LRRK2 Program (or from the Peripheral LRRK2 Products) for such country, as applicable. If we choose to exercise our opt out rights, we will be entitled to receive tiered royalties on net sales of the applicable LRRK2 Program in the relevant country (or countries). The royalty rates for the applicable LRRK2 Program will be a percentage in the high teens to low twenties, but may increase to the low twenties to mid-twenties if we have met certain co-funding thresholds or there has been a first commercial sale at the time of our election.
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

ROFN and Option Agreement

Option & ROFN Programs

In addition to the LRRK2 Program, Biogen also received an exclusive option to license two preclinical programs enabled by our TV technology platform, including our ATV:Abeta program ("Option Programs"). In April 2023, Biogen exercised its option to develop and commercialize our ATV:Abeta program. As Biogen exercised its option with respect to the ATV:Abeta Program, we granted Biogen an exclusive, worldwide license under certain intellectual property to develop, manufacture, and commercialize products that are the subject of the ATV:Abeta Program. In August 2023, Biogen agreed to waive the remaining option upon execution of the Biogen Amendment.

In August 2023, upon execution of the Biogen Amendment, Biogen also agreed to waive its right of first negotiation on two additional TV-enabled therapeutics, which we initially granted to Biogen under the ROFN and Option Agreement.

Payments

Under the ROFN and Option Agreement, Biogen paid us a $160.0 million upfront payment in October 2020 and a $5.0 million option exercise payment in April 2023 for the ATV:Abeta program. With respect to the ATV:Abeta license granted by us to Biogen, Biogen is obligated to pay to us an aggregate of up to $142.5 million in development milestone payments, an aggregate of up to $180.0 million upon first commercial sale, and up to $190.0 million of net sales-based milestone payments. Furthermore, Biogen is obligated to pay us royalties in the mid-single digit percentages, upon the achievement of certain sales thresholds.
Exclusivity of ROFN and Option Agreement

Until termination or expiration of the ROFN and Option Agreement, neither party may conduct preclinical, clinical or commercial activities involving certain therapeutic products directed to ATVTfR:Abeta, unless the therapeutic is included under the collaboration and only to the extent such activity is permitted under the ROFN and Option Agreement or the therapeutic is a product that includes AAVs, oligonucleotides or small molecules.
Termination

Each party may terminate the Biogen Collaboration Agreement in its entirety, if the other party remains in material breach of the Biogen Collaboration Agreement following a cure period to remedy the material breach. After giving a specified amount of prior notice to us, Biogen may terminate the Biogen Collaboration Agreement for convenience in its entirety or, in the case of the LRRK2 Agreement, with respect to one or more specified regions of the world, and in the case of the Biogen Collaboration Agreement, with respect to any Option Program for one or more specified regions or in its entirety. We may terminate the LRRK2 Agreement if Biogen fails to conduct meaningful activities to advance the development or commercialization of any LRRK2 Products for a specified period of time, unless Biogen cures such failure within a certain period of time. We may terminate the Biogen Collaboration Agreement if Biogen challenges any patents licensed to it under the Biogen Collaboration Agreement. We and Biogen may each terminate the Biogen Collaboration Agreement in its entirety if the other party is declared insolvent or in similar financial distress.

Common Stock Purchase Agreement

In August 2020, in connection with our collaboration with Biogen, we entered into a common stock purchase agreement with BIMA, pursuant to which we sold 13,310,243 shares of our common stock to BIMA for an aggregate purchase price of $465.0 million in September 2020. In connection with the sale of shares, we entered into a standstill and stock restriction agreement (the "Biogen Standstill Agreement") with Biogen, pursuant to which Biogen agreed to certain transfer and standstill restrictions, which have now expired, with the exception of certain volume limitations. Biogen remains entitled to certain demand registration rights for the shares received in the transaction under the terms of the Biogen Standstill Agreement.
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

We and Sanofi are jointly developing products containing RIPK1 Inhibitors for neurological indications, such as Alzheimer’s disease and MS, and Sanofi is developing products containing RIPK1 Inhibitors for systemic inflammatory indications, such as UC.

The Sanofi Collaboration Agreement includes our and Sanofi’s RIPK1 Inhibitors that measurably penetrate the BBB ("CNS Products"), and our and Sanofi’s RIPK1 Inhibitors that do not measurably penetrate the BBB ("Peripheral Products"). The two most advanced RIPK1 Inhibitors in the collaboration are SAR443820/DNL788, and eclitasertib (SAR443122/DNL758). SAR443820/DNL788 is a CNS Product that was discovered by us and licensed to Sanofi who has completed Phase 1 trials in healthy volunteers, and is leading a Phase 2 clinical trial in patients with MS. Eclitasertib is a Peripheral Product discovered by us, and licensed to Sanofi who is leading a Phase 2 clinical trial in patients with UC.
License Grant

Under the Sanofi Collaboration Agreement, we granted Sanofi an exclusive, worldwide license under intellectual property that we control related to our RIPK1 Inhibitors, including certain intellectual property licensed to us by an academic institution.
Payments

When the Sanofi Collaboration Agreement became effective in November 2018, Sanofi paid us $125.0 million upfront. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, Europe and in Japan for three indications, including Alzheimer's disease. Sanofi has made payments of $65.0 million for CNS clinical milestones through December 31, 2023. The cumulative earned and potential milestones include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, Europe and in Japan for three indications. Sanofi has made payments of $35.0 million for peripheral clinical milestones through December 31, 2023.

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
Program for Development and Commercialization of CNS Products

We and Sanofi jointly develop CNS Products pursuant to a global development plan ("CNS Development Plan"). We will be responsible, at our cost, for conducting Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease. Sanofi is responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including for MS. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and us funding 70% and 30% of such costs, respectively. The Sanofi Collaboration Agreement contains certain protections for us with respect to Phase 3 development costs not included in the initial budget for the CNS Development Plan agreed to by the parties, including a deferral mechanism for costs incurred above the budgeted amounts for such trials and for costs incurred in respect of Phase 3 and other clinical trials not contemplated in the initial CNS Development Plan. In addition, we have the ability to opt out of the cost-profit sharing provisions of the Sanofi Collaboration Agreement, as further described below.

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

Takeda was obligated to pay us up to an aggregate of $25.0 million with respect to each of the programs under the Takeda Collaboration Agreement directed to a target and based upon the achievement of certain preclinical milestone events, up to $55.0 million in total after the ATV:Tau program termination, all of which was earned and received as of September 30, 2022.
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

Further, we and Takeda share equally the development and commercialization costs, and, if applicable, the profits, for each collaboration program. However, for each collaboration program, we may elect not to continue sharing development and commercialization costs, or Takeda may elect to terminate our cost-profit sharing rights and obligations if, following notice from Takeda and a cure period, we fail to satisfy our cost sharing obligations with respect to the relevant collaboration program. After such an election by us or termination by Takeda becomes effective, we will no longer be obligated to share in the development and commercialization costs for the relevant collaboration program, and we will not share in any profits from that collaboration program. Instead, we will be entitled to receive tiered royalties. The royalty rates will be in the low- to mid-teen percentages on net sales, or low- to high-teen percentages on net sales if we have met a certain co-funding threshold at the time of our election to opt out of co-development or Takeda’s termination of our cost-profit sharing rights and obligations, and, in each case, these royalty rates will be subject to certain reductions specified in the Takeda Collaboration Agreement. Takeda will pay these royalties to us for each biologic product included in the relevant collaboration program, on a country-by-country basis, until the latest of (i) the expiration of certain patents covering the relevant biologic product, (ii) the expiration of all regulatory exclusivity for that biologic product, and (iii) an agreed period of time after the first commercial sale of that biologic product in the applicable country, unless biosimilar competition in excess of a significant level specified in the Takeda Collaboration Agreement occurs earlier, in which case Takeda’s royalty obligations in the applicable country would terminate.

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

At closing, we also entered into a standstill and stock restriction agreement (the “Takeda Standstill Agreement”) with Takeda. Pursuant to the terms of the Takeda Standstill Agreement, Takeda agreed to certain transfer and standstill restrictions for a specified period of time following the closing of the sale, which have now expired. Takeda remains entitled to certain demand registration rights with respect to the Shares following termination of the transfer restrictions if the Shares cannot be resold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act").
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

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and we changed the entity’s name to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd (by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”)). We made initial exercise payments under the Purchase Agreement and the F-star Gamma License of $18.0 million in the aggregate, less the net liabilities of F-star Gamma, which were approximately $0.2 million. In addition, we are required to make contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount following completion of the research phase of the F-star collaboration of $243.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $3.0 million in preclinical contingent payments, $30.0 million in clinical contingent payments, $60.0 million in regulatory contingent payments and $150.0 million in commercial contingent payments. We have made payments of $49.8 million through December 31, 2023 in the aggregate consisting of up-front, preclinical and clinical contingent consideration. This contingent consideration payment fully satisfies the Company's clinical contingent consideration obligations under the Purchase Agreement.

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

Our financial obligations upon entering the agreement with Genentech included an upfront payment of $8.5 million and a technology transfer fee of $1.5 million. In addition, we may owe Genentech milestone payments upon the achievement of certain development, regulatory and commercial milestones, up to a maximum of $315.0 million in the aggregate, which are subject to equal cost sharing with Biogen since execution of the Biogen Collaboration Agreement. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. We have made milestone payments to Genentech of $15.0 million through December 31, 2023.

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

We do not currently operate facilities for product manufacturing, storage, distribution or testing. In April 2023 we entered into, and subsequently amended, a lease for a clinical manufacturing site in Salt Lake City, Utah after terminating our previous SLC lease in March 2023. We plan to use the facility to expand our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies, with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials. The build-out of the Utah site is in process, and we currently expect to begin operations and manufacturing at the facility in 2024.

We currently do not need commercial manufacturing capacity. When and if this becomes relevant, we intend to evaluate both third-party manufacturers as well as building out internal capabilities and capacity.
Commercialization Plan

We do not currently have any approved drugs and we do not expect to have any approved drugs in 2024. Therefore, we have no sales, marketing or commercial product distribution capabilities at the current time.

Our vision, however, is to become a fully integrated, independent global leader in neurodegeneration with capabilities spanning discovery, development, manufacturing and commercial in order to optimize speed, quality and level of patient access to our medicines. We look to grow strategically both in terms of therapeutic areas of high unmet need, starting with LSDs with CNS pathology and expanding into large neurodegenerative disorders, as well as from a geographic perspective, with an initial focus on establishing a commercial presence in the United States and the European Union ("EU"), with subsequent global expansion (including China).

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

Our product candidates will compete with current therapies approved for the treatment of neurodegenerative diseases, which to date have been primarily targeted at treating the symptoms of such diseases rather than halting or slowing the progression of the disease. However, in addition to such currently approved therapies, we believe that our product candidates, if approved, may also compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions, including but not limited to:

•Alzheimer’s Disease: Treatments currently approved in some geographies for Alzheimer’s Disease include amyloid beta-directed antibody therapies from Biogen and Eisai. Additionally, potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), Roche (including Genentech, its wholly owned subsidiary), Alector, and AbbVie in various stages of development.

•Parkinson’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Prothena/Roche (including Genentech, its wholly owned subsidiary), Novartis/UCB, Biogen, Ionis, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), AstraZeneca, Takeda, Oncodesign/Servier, and Neuron 23 in various stages of development.

•ALS: Treatments currently approved in some geographies for ALS include Relyvrio/Albrioza (Amylyx Pharmaceuticals), Radicava (Mitsubishi Tanabe Pharma) and Qalsody (Biogen). Additionally, potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Clene Nanomedicine, AB Science, Novartis, Bristol Myers Squibb, and Calico/AbbVie in various stages of development.

•FTD-GRN: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Alector/GSK, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), Passage Bio, AviadoBio, Vesperbio, Arkuda Therapeutics, Biomarin, and Orchard Therapeutics in various stages of development.

•LSDs: The currently approved treatments for LSDs are enzyme-based therapies. Various BBB-penetrant and direct to CNS delivered ERTs and gene therapies are being developed by several large and specialty pharmaceutical and biotechnology companies, including JCR Pharmaceuticals, RegenxBio, Kyowa Kirin/Orchard Therapeutics, and Ultragenyx in various stages of development.

In addition, there are companies that are developing technologies that would compete directly with our technologies, including:

•Blood-Brain Barrier Technology: There are several large and specialty pharmaceutical and biotechnology companies developing BBB delivery technologies that utilize RMT, including JCR Pharmaceuticals, Roche (including Genentech, its wholly owned subsidiary), Alector, Bioarctic, Bicycle Therapeutics among others.
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

As of December 31, 2023, our owned and licensed patent portfolio includes over 1,700 patents and patent applications, including over 30 licensed U.S. issued patents and 30 owned U.S. issued patents, covering certain aspects of our proprietary technology, our product candidates, and related inventions and improvements. The patent portfolio also includes over 500 licensed patents issued in jurisdictions outside of the United States, and over 800 owned patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For our product candidates and our BBB platform technology, we generally pursue or in-license patent protection covering compositions of matter, methods of use, and manufacture.

BBB Platform
We own 11 patent families related to our BBB platform technology. These include a family directed to the composition and sequences of our TfR-binding TVs, the earliest of which are expected to expire in 2038, not including any patent term adjustments and any patent term extensions. We also have 3 issued U.S. patents, which are also expected to expire in 2038, not including any patent term adjustments and any patent term extensions, as well as pending patent applications, to other BBB platform technology. Other families related to BBB platform technology, if issued, are expected to expire in 2038 or later, all not including any patent term adjustments and any patent term extensions. In addition, we license multiple patent families from F-star, the earliest issued patents of which are expected to expire in 2026, not including any patent term adjustments and any patent term extensions.

ETV Platform, ETV:IDS, and ETV:SGSH Programs

We own 10 patent families directed to our ETV platform and related products, including ETV:IDS, ETV: SGSH, and ETV:IDUA. This includes 1 issued U.S. patent, which is expected to expire in 2038, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our ETV:IDS molecules, including DNL310. We also own 6 additional patent families directed to various aspects of our DNL310 program, which if issued, are expected to expire in 2039 or later, all not including any patent term adjustments and any patent term extensions. Of the 10 patent families, 2 families relate to the composition of matter of our ETV:SGSH structures, including DNL126. Any patents issuing from these families are expected to expire in 2039 and 2041, respectively, not including any patent term adjustments and any patent term extensions.

PTV:PGRN Program

We own 4 patent families directed to our PTV:PGRN program. This includes an issued U.S. patent, which is expected to expire in 2040, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our PTV:PGRN molecules, including TAK-594/DNL593. We also own an additional patent family directed to the composition of matter of our PTV:PGRN structures, including TAK-594/DNL593, the earliest of which are expected to expire in 2039, not including any patent term adjustments and any patent term extensions. We also own additional patent families directed to various aspects of our TAK-594/DNL593 program, which, if issued, are expected to expire in 2039 or later, all not including any patent term adjustments and any patent term extensions. Our PTV:PGRN program is subject to our Takeda collaboration.

ATV:TREM2 Program

We own 6 patent families related to our ATV:TREM2 program. These families include a granted U.S. patent, which is expected to expire in 2041, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our ATV:TREM2 molecules. The other 5 patent families, if issued, are expected to expire between 2038 and 2043, all not including any patent term adjustments and any patent term extensions. Our ATV:TREM2 program is subject to our Takeda collaboration.

Oligonucleotide Transport Vehicle Platform
We own 3 patent families related to our OTV platform. These families are directed to compositions and methods of use of our OTVs, and if issued, are expected to expire between 2042 and 2043, not including any patent term adjustments and any patent term extensions.
LRRK2 Inhibitor Program

Our LRRK2 program is subject to our collaboration agreement with Biogen. For this program, we license multiple patent families from Genentech directed to, among other things, DNL201, BIIB122/DNL151 and other related compounds, which are expected to expire in 2031, not including any patent term adjustments and any patent term extensions. Furthermore, we own additional patent families that have projected expiration dates in 2038 or later, not accounting for any patent term adjustments and any patent term extensions, related to the LRRK2 program. We also own a patent family that includes 3 issued U.S. patents, which are expected to expire in 2037, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of BIIB122/DNL151 and methods of treatment using BIIB122/DNL151, respectively, as well as pending patent applications and granted patents in jurisdictions outside the U.S.

RIPK1 Inhibitor Program

Our RIPK1 program is subject to our collaboration agreement with Sanofi. We own 7 patent families directed to our RIPK1 inhibitor program. These include a family with one issued U.S. patent, directed to the composition of matter of our current RIPK1 lead, SAR443820/DNL788, which is expected to expire in 2038, not including any patent term adjustments and any patent term extensions. We also own a patent family that includes 2 issued U.S. patents, which are expected to expire in 2037, not including any patent term adjustments and any patent term extensions, and pending patent applications, which include those directed to the composition of matter of eclitasertib (SAR443122/DNL758), as well as other RIPK1 inhibitor compounds.

eIF2b Activator Program

We own 9 patent families directed to our eIF2B activator program, including 4 patent families directed to DNL343 that are expected to expire in 2038 or later, with the remaining families directed to other eIF2B compounds expiring between 2038 and 2040, not including any patent term adjustments and any patent term extensions.

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

Preclinical Studies and IND

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate pharmacology, pharmacokinetics and toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the pharmacology, pharmacokinetics, and potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events, chronic toxicity and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials that precludes study initiation and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, which may overlap or be combined:

•Phase I clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, and initial side effect tolerability and safety of the drug.

•Phase II clinical trials involve studies in a limited number of disease-affected patients to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks.

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

When these phases overlap or are combined, the trials may be referred to as Phase 1/2 or Phase 2/3. Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from public health concerns, such as the COVID-19 pandemic. For example, the FDA has issued various guidance documents on conducting clinical trials during the pandemic, including certain reporting requirements and additional guidance on good manufacturing practice considerations for responding to COVID-19 infection.
NDA/BLA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with the proposed labeling, and information relating to the product's chemistry, manufacturing, and controls, among other information, to ensure consistent product quality, safety, and efficacy. In short, the NDA or BLA is a request for approval to market the drug or biologic for the specified indication(s) and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use and/or from a number of alternative sources, including studies initiated by investigators or cooperative clinical groups. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2024 user fee schedule, effective through September 30, 2024, the user fee for an application requiring clinical data, such as an NDA or BLA, is $4,048,695. PDUFA also imposes an annual program fee for each marketed human drug or biologic of $416,734. Fee waivers or reductions are available in certain limited circumstances. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs for an orphan indication submission.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
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

In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

A product may be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies based on an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality ("IMM"), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval subsequently provide additional data confirming the anticipated clinical benefit, for example by performing adequate and well-controlled post-marketing clinical trials. If clinical benefit is not confirmed, accelerated approval may be revoked. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions, as it deems necessary to assure safe use of the product. Further, the Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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
European Union Drug Development

As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In the EU, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed. The clinical studies must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The Clinical Trials Regulation EU No 536/2014, which replaced the Clinical Trials Directive, entered into application on January 31, 2022. The Clinical Trials Regulation harmonizes the processes for assessment and supervision of clinical trials throughout the EU. Under the Regulation, sponsors can submit one online application via a single online platform known as the Clinical Trials Information System (CTIS) for approval to run a clinical trial in several European countries, making it more efficient to carry out such multinational trials. A transition period applies to clinical trial submissions under the Regulation. For example, from 31 January 2023 onwards, clinical trial sponsors need to apply via the Clinical Trials Information System to start a clinical trial. From 31 January 2025, any trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation and their sponsors must enter information on the trials in the CTIS.

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

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Starting in January 2021, the MHRA assumed additional regulatory responsibilities for medical products marketed in the UK, as pan-EU regulatory procedures before the EMA no longer apply in the UK. MHRA and the National Institute for Biological Standards and Control ("NIBSC") recently issued new guidance documents to the industry regarding regulation under the UK system. Proposals set forth in the new MHRA guidance will take effect through legislative changes that are subject to parliamentary approval, which may increase the amount of resources and time needed for obtaining regulatory approval in the UK and delay our clinical development and commercialization. On January 1, 2024, MHRA launched a new streamlined international recognition framework replacing the current European Commission Decision Reliance Procedure (ECDRP) and allow the MHRA to rely on or give regard to a European decision or decision of other regulators to grant a new marketing authorization for a product.

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

In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries. These include allowing the federal government to negotiate a maximum price paid by Medicare for certain single source drugs responsible for significant Medicare spending, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions, and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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
Employees and Human Capital Resources

As of December 31, 2023, we had approximately 445 full-time employees. A large majority of our employees work out of our headquarters location in South San Francisco, CA, with the remainder working out of our locations in Salt Lake City, Utah and Zurich, Switzerland.

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

We have implemented several measures to ensure that we are accountable for making progress on our diversity and inclusion initiatives. Diversity and inclusion objectives are embedded in our annual performance goals. We also ensure pipeline diversity by partnering with each division in their workforce planning forecasts to develop initiatives and goals to recruit diverse talent across all leadership and skill areas. As of December 31, 2023, approximately 54% of our workforce and 48% of managers were female. As of December 31, 2023, ethnic or racial minorities represented approximately 54% of our workforce and 46% of our managers.

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

We file electronically with the Securities and Exchange Commission ("SEC") our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We make available on our website at www.denalitherapeutics.com, free of charge, copies of these reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website or social media sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

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

Risk Factor Summary

This summary of risks provides an overview of the principal risks we are exposed to. These risks are more fully described below.
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
•We have concentrated a substantial portion of our efforts on the treatment of neurodegenerative and LSDs, fields that have seen limited success in drug development.
•We may encounter substantial delays in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
•We may encounter difficulties enrolling and/or retaining patients in our clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.
•Our clinical trials may reveal significant adverse events, toxicities, or other side effects and may fail to demonstrate substantial evidence of the safety and efficacy or potency of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.
•We face significant competition and our operating results may suffer if we fail to compete effectively.
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
•Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies, and contractual obligations relating to privacy and data protection.
Risks Related to Our Reliance on Third Parties
•We depend on collaborations with third parties for the research, development, and commercialization of certain product candidates. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

•We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily.
•Our reliance on third parties for the manufacture of the significant majority of the materials for our research programs, preclinical studies, and clinical trials may increase the risk that we will not have sufficient quantities of such materials or product candidates.
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
•Our patent protection could be reduced or eliminated if we are unable to comply with requirements imposed by government patent agencies.
•Changes in U.S. patent law could impair our ability to protect our products.
•Issued patents covering our BBB technology, product candidates and other technologies could be found invalid or unenforceable if challenged.
•Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
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
•Third party intellectual property claims against us, our licensors or our collaborators may prevent or delay the development of our BBB platform technology, product candidates and other technologies.
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
•The proposed spin out of our preclinical small molecule portfolio is subject to various risks and uncertainties or may not result in the expected benefits.
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

We are a clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS, and LSDs, including Hunter syndrome and Sanfilippo syndrome. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our clinical-stage programs are in various phases ranging from Phase 1 through Phase 3. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
We have incurred significant net losses since our inception. Our net losses were $145.2 million, $326.0 million, and $290.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1.12 billion.
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

•initiate and conduct additional preclinical, clinical, or other studies for our product candidates;

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

•acquire or in-license product candidates, intellectual property, and technologies;

•make milestone, royalty, or other payments due under any license or collaboration agreements;

•obtain, maintain, protect, and enforce our intellectual property portfolio, including intellectual property obtained through license agreements;

•attract, hire, and retain qualified personnel and incur increased stock-based compensation, especially in light of a competitive compensation environment;

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
Our ability to generate revenue and achieve profitability depends significantly on many factors, including:

•successfully prioritizing and completing research and preclinical and clinical development of our product candidates;

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

•identifying, assessing, acquiring, and/or developing new product candidates;

•negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•launching and successfully commercializing product candidates for which we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing a sales, marketing, and distribution infrastructure;

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

•maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights;

•attracting, hiring, and retaining qualified personnel;

•general economic conditions, including conditions resulting from rising inflation and interest rates, recent bank failures and instability in the financial services sector, geopolitical uncertainty and instability or war; and

•addressing any delays in our clinical trials or other impacts from a pandemic or other global health emergency.
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
Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates, or continue our operations and cause a decline in the value of our common stock, all or any of which may adversely affect our viability.

If we fail to obtain additional financing, we may be unable to complete the development and, if approved, commercialization of our product candidates.

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offerings completed in January 2020 and October 2022, and payments received from our collaboration agreements with Biogen, Sanofi, and Takeda. We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical and clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of December 31, 2023, we had $1.03 billion in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as recent bank failures, geopolitical uncertainty, rising inflation or interest rates, or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.
We cannot be certain that additional funding will be available when we need it, on terms acceptable to us or at all. Other than the PIPE financing that was announced on February 27, 2024, we have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.
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

Due to the significant resources required for the development of our programs, we must focus our programs on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, spin out, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative and LSDs, our business, financial condition, results of operations and growth prospects could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forgo or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.
A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of its effects, may materially and adversely affect our business, operations and financial condition.

Public health outbreaks, such as epidemics or pandemics may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to the spread of the disease, due to shutdowns that may be requested or mandated by federal, state, and local governmental authorities or certain employers, or due to the economic consequences associated with the pandemic. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers, or contract manufacturers. For example, the COVID-19 pandemic caused a temporary disruption in our ability to recruit participants for our clinical trials in the calendar year 2020 and the first quarter of 2021. While it is not possible to predict whether another pandemic, epidemic, or infectious disease outbreak similar to COVID-19 will materialize, any measures taken by governments and local authorities in response to such future health crises have the potential to disrupt and delay the initiation of new clinical trials, the progress of our ongoing clinical trials and our preclinical activities, and potentially the manufacture or shipment of both drug substance and finished drug product of our product candidates for preclinical testing and clinical trials, as well as adversely impact our business, financial condition, or operating results.
The continued impact of the COVID-19 pandemic may materially and adversely affect our business, operations and financial condition.

On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs, while some remain in effect. The full impact of the termination of the public health emergency on the FDA and other regulatory policies and operations remains unclear. In response to the COVID-19 pandemic, we implemented policies that enabled some of our employees to work remotely, which policies may continue for an indefinite period. Due to telecommuting patterns, modified work schedules, and enhanced safety protocols, our laboratory operations have at times and may again operate with decreased efficiency. Furthermore, our clinical trial sites for our clinical studies were impacted by the COVID-19 pandemic: in 2020, we experienced a pause in enrollment in our BIIB122/DNL151 Phase 1 and Phase 1b trials, our DNL343 Phase 1 and Phase 2/3 trials, and our ETV:IDS program observational biomarker study, and we have subsequently experienced certain delays in patient enrollment.

The FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors in 2020 and 2021, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency in May 2023, although some COVID-19 related guidance documents remain in effect. Should the FDA issue additional guidance that mandates material changes to our clinical trials in response to a pandemic or other public health outbreaks, the costs of such clinical trials may increase. To the extent we experience any ongoing pandemic disruptions or other public health emergencies, including a resurgence of COVID-19 cases, potential impacts to our business may include delays or difficulties in enrolling patients, difficulties interpreting data impacted by trial disruptions, supply chain issues, staffing shortages, and disruptions to the operations of our service providers, any of which could have a material adverse effect on our business and clinical development plans.

To the extent another pandemic or other public health outbreak adversely affects our business, operations and financial condition in the future, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.
Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates
Research and development of biopharmaceutical products is inherently risky. We are heavily dependent on the successful development of our BBB platform technology and the programs currently in our pipeline, which are in preclinical and clinical development stages. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing approval, which is necessary before they can be commercialized.
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

•if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate; and

•a product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors, if applicable.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which could have a material adverse effect on our business.

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

We have never completed a clinical development program. We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in August 2023, together with our collaboration partner Takeda, we discontinued development of TAK-920/DNL919 (ATV:TREM2) in Alzheimer’s disease, based on data from the Phase 1 study and the rapidly evolving treatment landscape and shifted our efforts to exploring back-up molecules. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.
If any of our product candidates successfully complete clinical trials, we generally plan to seek regulatory approval to market our product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled, or submitted an application seeking regulatory approval to market any product candidate, and may never receive such regulatory approval even if a product candidate successfully completes clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy or potency, purity, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on our collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that our collaborators or partners will conduct these activities or do so within the time frame we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue, business, financial condition, results of operations and growth prospects could be negatively affected.

Even if we receive regulatory approval to market any of our product candidates, whether for the treatment of neurodegenerative and LSDs or other diseases, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives.
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
One of our strategies is to identify and pursue clinical development of additional product candidates. We currently have several programs in the research, discovery, and preclinical stages of development. Identifying, developing, obtaining regulatory approval for, and commercializing additional product candidates for the treatment of neurodegenerative and LSDs will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.
We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative and LSDs, fields that have seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
We have focused our research and development efforts on addressing neurodegenerative and LSDs. Collectively, efforts by biopharmaceutical companies in the fields of neurodegenerative and LSDs have seen limited success in drug development. There are few effective therapeutic options available for patients with neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease, and ALS, and LSDs, such as Hunter syndrome and Sanfilippo syndrome. Our future success is highly dependent on the successful development of our BBB platform technology and our product candidates for treating neurodegenerative and LSDs. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative and LSDs subjects us to a number of challenges, including engineering product candidates to cross the BBB to enable optimal concentration of the therapeutic in the brain and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.
Our approach to the treatment of neurodegenerative and LSDs aims to identify and select targets with a genetic link to neurodegenerative and LSDs, as applicable, identify and develop molecules that engage the intended target, identify and develop biomarkers, which are biological molecules found in blood, other bodily fluids or tissues that are signs of a normal or abnormal process or of a condition or disease, to select the right patient population and demonstrate target engagement, pathway engagement and impact on disease progression of our molecules, and engineer our molecules to cross the BBB and act directly in the brain. This strategy may not prove to be successful. We may not be able to discover, develop, and utilize biomarkers to demonstrate target engagement, pathway engagement, and the impact on disease progression of our molecules. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to novel treatments.

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

•delays in confirming target engagement, patient selection, or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;

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

•delays in identifying, recruiting, and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

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

•clinical trials of our product candidates producing negative or inconclusive results, which may result in us or our collaborators deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs;

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
Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we or our collaborators may be required or elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We could also encounter delays if a clinical trial is suspended or terminated by us or our collaborators, by the data safety monitoring board for such trial, or by any regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial.

For example, in January 2022, we announced that the TAK-920/DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. In August 2023 we announced that, in agreement with Takeda, we would discontinue clinical development of TAK-920/DNL919 in Alzheimer’s disease. We cannot assure you that we will ever resume the clinical program for TAK-920/DNL919, nor can we assure you that our other product candidates will not be subject to new, partial, or full clinical holds in the future, which may impact development plans.

We or our collaborators may in the future advance product candidates into clinical trials and terminate such trials prior to their completion, which could adversely affect our business. Further, after the commencement of clinical trials, we or our collaborators may discontinue advancement of lead molecules, such as the TAK-920/DNL919 program, or pause the advancement of lead molecules in favor of a backup molecule with a superior safety or efficacy profile, such as we did in our RIPK1 program, switching our focus from DNL747 to SAR443820/DNL788.

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

Our clinical trials may reveal significant adverse events, toxicities, or other side effects and may fail to demonstrate substantial evidence of the safety and efficacy or potency of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. For those product candidates that are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy or potency results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Open-label extension studies may also extend the timing and increase the cost of clinical development substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy or potency profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or potency or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative and LSDs, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.
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

Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary, interim, or topline data from our nonclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim, or topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.
Further, others, including our collaborators or regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approval or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final, or actual results, or if others, including our collaborators or regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed.
We face significant competition in an environment of rapid technological and scientific change, and our operating results may suffer if we fail to compete effectively.
The development and commercialization of new drug products is highly competitive. Moreover, the neurodegenerative and lysosomal storage fields are characterized by strong and increasing competition. Our potential competitors include pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and other public and private research organizations that conduct research. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring, or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized, or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

A number of large pharmaceutical and biotechnology companies are developing products for the treatment of the neurodegenerative and LSD indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease, Hunter syndrome, and ALS. Companies that we are aware are developing therapeutics in the neurodegenerative and LSD areas include companies with significant financial resources. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

Many of our current or potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative or LSD indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain regulatory approval for their products more rapidly than we do, and may obtain orphan product exclusivity for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.
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
The processes involved in manufacturing our drug and biological product candidates, particularly those that utilize our BBB platform technology, are complex, expensive, highly regulated and subject to multiple risks. Additionally, the manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells, and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture a biologic is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities, which we are actively building in Salt Lake City, Utah. Under an operating lease for approximately 60,000 rentable square feet of laboratory, office, and warehouse premises, we have initiated the build-out of our Utah site to expand our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies. In addition, building internal manufacturing capacity carries significant risks in terms of being able to plan, design, and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner. To date, we have experienced delays with the manufacturing site build-out, and there can be no assurance that our current and future efforts to scale our internal manufacturing capabilities will succeed.
In addition, the manufacturing process, including any material modifications in the manufacturing process for any products that we may develop, is subject to regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable regulatory authority requirements, including complying with current good manufacturing practices ("cGMPs"), on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product to specifications acceptable to the regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Risks Related to Regulatory Approval and Other Legal Compliance Matters
The regulatory approval processes of the FDA, EMA, and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against the FDA and other agencies, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, which could delay the FDA's review of our marketing applications.
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
Applications for our product candidates could fail to receive regulatory approval in an initial or subsequent indication for many reasons, including but not limited to the following:

•regulatory authorities may disagree with the design, implementation, or results of our clinical trials;

•regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

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
Adverse events or other undesirable side effects caused by our product candidates could cause us, our collaborators, or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, or other comparable foreign regulatory authorities.

Our most advanced product candidates, BIIB122/DNL151, DNL310, SAR443820/DNL788, eclitasertib (SAR443122/DNL758), DNL343, and TAK-594/DNL593 are currently our only clinical stage product candidates. Adverse events and other side effects may result from higher dosing, repeated dosing, and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates.

For example, in August 2023, together with our collaboration partner Takeda,we made the strategic decision to discontinue clinical development of TAK-920/DNL919 in Alzheimer's disease following a clinical hold by the FDA.
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
Additionally, if one or more of our product candidates receives marketing approval, and we or others, including our collaborators, later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

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
We currently conduct clinical trials outside the United States, including in Europe, and may continue to do so in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any partner we work with fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.
Even if we obtain regulatory approval for a product candidate, our products will remain subject to extensive regulatory scrutiny.
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

While healthcare professionals are free to use and prescribe drug products for off-label uses, the FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the FDA-approved labeling. A company that is found to have improperly promoted off-label uses may be subject to large civil and criminal fines, penalties, and enforcement actions. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which could materially adversely affect our business and financial condition.
Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a Risk Evaluation and Mitigation Strategy) or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our non-biologic products or safety, purity, and potency for our biologic products, in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. The Food and Drug Omnibus Reform Act reformed the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.
Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA, and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things, issue warning letters, impose penalties, suspend regulatory approvals, or require a product recall. Any of these actions by a regulatory agency could require us to expend significant time and resources, generate negative publicity, and adversely affect the value of our company.

To the extent we seek orphan drug designation for any of our product candidates, we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.
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

Further, in response to Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the FDA clarified in a January 2023 notice that the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
We have received Fast Track designation from the FDA for SAR443820/DNL788, and may seek Fast Track designation from the FDA for additional product candidates. Even if one or more of our product candidates receives Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. These include the enactment of the Affordable Care Act of 2010 (“ACA”), the American Rescue Plan Act of 2021, which will eliminate a statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs, and the July 2021 executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 ("IRA"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes.Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial changes, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

Since its enactment, there have been executive, judicial, and congressional challenges to certain aspects of the ACA. It is unclear how future litigation or healthcare measures promulgated by the Biden administration will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business. We expect that the ACA and IRA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for any product candidates that are approved, our ability to receive or set a price we believe is fair for our products, our ability to attract investment, our ability to generate revenue or achieve profitability, the level of taxes we are required to pay, and the availability of capital.

Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless. and negligent conduct that fails to: comply with the laws of the FDA, EMA, and other comparable foreign regulatory authorities; provide true, complete. and accurate information to regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal, state, local, and foreign healthcare fraud and abuse laws. The laws that may impact our operations include the federal Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), the federal Physician Payment Sunshine Act, federal consumer protection and unfair competition laws, and analogous state and foreign laws and regulations. These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales, and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could, despite our efforts to comply, be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies, and contractual obligations relating to privacy and data protection, including the use, processing, and cross-border transfer of personal information. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business.

We receive, generate, and store significant and increasing volumes of sensitive information and business-critical information, including employee and personal data (including protected health information), research and development information, commercial information, and business and financial information. We heavily rely on external security and infrastructure vendors to manage our information technology systems and data centers. We face a number of risks relative to protecting this critical information, including the loss of access, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to third-party vendors and subcontractors we use to manage this sensitive data.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the EU are governed by the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other countries, and in the context of clinical trials we currently rely on patient informed consent as the legal basis for such transfers. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with any EU clinical trials. Additionally, the UK has implemented legislation that substantially implements the GDPR (the "UK GDPR"), with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of UK data protection laws and regulations remain unclear. On June 28, 2021, the European Commission announced a decision of "adequacy" concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area ("EEA") to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the UK GDPR and data protection laws or regulations may develop in the medium-to-long term.

We may incur liabilities, expenses, costs, and other operational losses under the GDPR and UK GDPR as well as privacy and data protection laws of Switzerland, the United Kingdom, and applicable EU member states. We may find it necessary or appropriate to make additional changes to the ways we or our service providers collect, disclose, transfer, and otherwise process data within the EEA, Switzerland, and the UK, and to our related policies and practices. This may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and prospects.

Further, various states, such as California, Massachusetts, and Washington have implemented privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personal information. Where state laws are more protective than HIPAA, we must comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California has enacted legislation, the California Consumer Privacy Act ("CCPA"), that, among other things, requires covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA became effective on January 1, 2020. The CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. Numerous other states in the United States have proposed or enacted similar legislation. Further, some states have enacted more specific legislation, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. The U.S. federal government is also contemplating federal privacy legislation. The GDPR, UK GDPR, CCPA, CPRA, and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, UK GDPR, CCPA, CPRA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. These and future laws and regulations may increase our compliance costs and potential liability.

It is possible that the GDPR, UK GDPR, CCPA, CPRA, or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations. Furthermore, other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We cannot guarantee that we or our vendors may be in compliance with all applicable international laws and regulations as they are enforced now or as they evolve. For example, our privacy policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws. Our non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. In addition, if we are unable to properly protect the privacy and security of protected health information, we could be alleged or found to have breached our contracts.

Our actual or perceived failure to adequately comply with applicable laws and regulations or other actual or asserted obligations relating to privacy and data protection, or to protect personal data and other data we process or maintain, could result in regulatory enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, other lawsuits or reputational damage, all of which could materially affect our business, financial condition, results of operations and growth prospects.

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
Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development, and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations.
Our business activities may be subject to the Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect certain transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission (the "SEC"), and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

In addition, in the future once we enter a commercialization phase, our products may be subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any limitation on our ability to export or sell access to our products would likely adversely affect our business.
Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Risks Related to Our Reliance on Third Parties
We depend on collaborations with third parties for the research, development, and commercialization of certain product candidates. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.
We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we have collaborations with F-star, Takeda, Sanofi, Biogen, and others to further our development of product candidates and to enhance our research efforts directed to better understanding neurodegenerative and LSDs. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
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

•collaborators may restrict us from researching, developing, or commercializing certain products or technologies without their involvement;

•collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates;

•we may lose certain valuable rights under circumstances identified in our agreements with our collaborators, including if we undergo a change of control;

•collaborators may grant sublicenses to our technology or product candidates or undergo a change of control and the sublicensees or new owners may decide to take the collaboration in a direction which is not in our best interest;

•collaborators may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how, or intellectual property of the collaborator relating to our products, product candidates, or research programs;

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
Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible, and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain time frames. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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
Our reliance on third parties for the manufacture of the significant majority of the materials for our research programs, preclinical studies, and clinical trials may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
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

Third-party manufacturers may not be able to comply with U.S. export control regulations, cGMP regulations, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in a need to replace current third-party manufacturers including the possibility of supply delays, clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and growth prospects.
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

Our current and anticipated future dependence upon third parties for the manufacture of any product candidates we may develop or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. In addition, we cannot be certain that any patents we own or in-license in the United States adequately cover the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or adequately cover the antibodies, enzymes or proteins being developed in our ATV:TREM2, ETV:IDS, ETV:SGSH, ETV:IDUA, PTV:PGRN, ATV:Abeta, OTV, or other TV-enabled programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within twelve months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, programs, product candidates, and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research or allow commercialization of product candidates we may develop or our BBB platform technology. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing BBB platform technology, which could harm our business, financial condition, results of operations, and growth prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our BBB platform technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In addition, each of our current license agreements, and we expect our future agreements, will impose various development, diligence, commercialization, and other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates or of our current BBB platform technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects.
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

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected

We may not be able to protect our intellectual property and proprietary rights throughout the world.
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
In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc. (2013), the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

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

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (PTE) based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and nonclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators, or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our BBB platform technology, product candidates, or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets, or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our BBB platform technology, product candidates and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for our BBB platform technology, product candidates, and other technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

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
We may not be successful in obtaining, through acquisitions, in-licenses, or otherwise, necessary rights to our BBB platform technology, product candidates or other technologies.
We currently have rights to intellectual property, through licenses from third parties, to identify and develop our BBB platform technology and product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the fields of neurodegenerative and LSDs and BBB technology or may have patents and have filed and plan to file patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain BBB technologies that we are evaluating for use with our current or future product candidates. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our BBB platform technology. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our licensors, competitors, and potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
Third-party claims of intellectual property infringement, misappropriation, or other violation against us, our licensors, or our collaborators may prevent or delay the development and commercialization of our BBB platform technology, product candidates, and other technologies.
The fields of discovering treatments for neurodegenerative and LSDs, especially using BBB technology, is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in these fields, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property litigation and proceedings relating to our owned, in-licensed, and other third-party intellectual property and proprietary rights in the future.
Our commercial success depends in part on our, our licensors’ and our collaborators’ ability to avoid infringing, misappropriating, and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to BBB technology and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our BBB platform technology, product candidates, and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our BBB platform technology, product candidates, and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our BBB platform technology, product candidates, and other technologies might assert are infringed by our current or future BBB platform technology, product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our BBB platform technology, product candidates, or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our BBB platform technology, product candidates, or other technologies, could be found to be infringed by our BBB platform technology, product candidates, or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our BBB platform technology, product candidates, or other technologies may infringe.
Third parties may have patents or obtain patents in the future and claim that the manufacture, use, or sale of our BBB platform technology, product candidates, or other technologies infringes upon these patents. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable, and infringed by our BBB platform technology, product candidates, or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our BBB platform technology, product candidates, or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.
Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing BBB platform technology, product candidates, or other technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, and/or redesign our infringing product candidates or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our BBB platform technology, product candidates, or other technologies, which could harm our business significantly.
Engaging in litigation to defend against third parties alleging that we have infringed, misappropriated, or otherwise violated their patents or other intellectual property rights is very expensive, particularly for a company of our size, and time-consuming. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings against us could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations or growth prospects.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.
Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority, or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent in which we have an interest is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations, and growth prospects.
Risks Related to Our Operations
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, particularly our Chief Executive Officer, Dr. Ryan Watts, and our scientific and medical personnel. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business.

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
As of December 31, 2023, we had approximately 445 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
Our future financial performance and our ability to continue to develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to manage these growth activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all.
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
We have in the past engaged in acquisitions and strategic partnerships, and we may engage in various acquisitions and strategic partnerships, or spin outs of businesses in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses as part of our business strategy. For example, we have collaboration agreements with Takeda, Sanofi and Biogen, and issued stock in connection with entering into certain of those agreements in 2018 and 2020. Any such transaction may entail numerous risks, including:

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

•the loss of key employees, and uncertainties in our ability to maintain key business relationships;

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
The proposed spin out of our preclinical small molecule portfolio is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, or at all, or may not result in the expected benefits, which might harm our business or operations.
On January 8, 2024, we announced our intention to spin out our preclinical small molecule portfolio into a new, independently-funded company ("NewCo"). Unanticipated developments could delay, prevent, or otherwise adversely affect the proposed spin out, including but not limited to disruptions in general or financial market conditions, litigation or other legal challenges to the spin out, or potential problems or delays in licensing our intellectual property to NewCo. We cannot assure you that we will be able to complete the spin out on the terms or the timeline that we announced, if at all. Furthermore, the anticipated benefits of the spin out are based on a number of assumptions; if some of these prove incorrect, the Company may not be able to achieve the full expected strategic and financial benefits of the transaction.

The price of the Company's common stock may be more volatile around the time of the spin out, and the Company cannot predict the effect of the spin out on the trading price of shares of its common stock. Moreover, following the spin out, the price of shares of the Company's common stock may fluctuate.

Our internal computer systems, or those used by our third-party research institution collaborators, CROs, or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks, or information security breaches or incidents that could compromise the confidentiality, integrity, and availability of such systems and data, expose us to liability, and affect our reputation.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party vendors and their information technology systems. Despite the implementation of security measures, our internal computer systems and those of our collaborators, CROs, and other contractors and consultants may be vulnerable to damage, outages and interruptions resulting from computer viruses and other malicious code or unauthorized access, or breached, compromised, or otherwise subject to security incidents due to operator error, malfeasance, or other system disruptions. Geopolitical events, such as war and armed conflicts, may increase the risks of cyber-attacks, disruptions, and security breaches and incidents that we and these third parties face. As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Security threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be broad-based or otherwise generic in nature, or they may be custom-crafted against our information systems or those of our collaborators, CROs, or other contractors or consultants.

Over the past few years, cyber-attacks have become more prevalent, intense, sophisticated, and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. We and our collaborators, CROs, or other contractors and consultants may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Although to our knowledge we have not experienced any such material system failure or security breach or incident to date, if a breakdown, cyberattack or other information security breach or incident were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to loss or misappropriation of trade secrets or loss of, or unauthorized modification, unavailability, disclosure, or other unauthorized processing of other proprietary information or other similar disruption and we could incur liability and reputational damage. For example, any corruption, loss, or other unavailability of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

Cyber-attacks, breaches, interruptions, or other data security incidents could result in legal claims or proceedings by private parties or governmental authorities, liability under federal or state laws that protect the privacy of personal information, regulatory penalties, significant remediation costs, disrupt key business operations, and divert attention of management and key information technology resources. In the United States, notice of breaches must be made to affected individuals, the U.S. Secretary of the Department of Health and Human Services ("HHS"), and for extensive breaches, notice may need to be made to the media or U.S. state attorneys general. Such a notice could harm our reputation and our ability to compete. In addition, U.S. state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. There can be no assurance that we, our collaborators, CROs, contractors, consultants, and any other business counterparties will be successful in efforts to detect, prevent, protect against, or fully recover systems or data from all break-downs, service interruptions, attacks, or security breaches or incidents. Although we maintain standalone cybersecurity insurance, the costs related to significant security breaches, incidents, or disruptions could be material and exceed the limits of any insurance coverage we have, and may result in increases in our insurance costs. Relevant insurance may in the future become unavailable to us on commercially reasonable terms or at all. Any disruption or security breach or incident that results in or is perceived to have resulted in a loss of, or damage to, our data or systems, or inappropriate disclosure, use, acquisition, transfer, modification, unavailability, or other processing of confidential or proprietary information, including data related to our personnel, could result in the loss, unauthorized modification, use, unavailability, disclosure or other unauthorized processing of critical or sensitive data, and could cause us to incur liability. Further, in any such event, the development and commercialization of our product candidates could be delayed and our business and operations could be adversely affected. Any of the foregoing could result in financial, legal, business, or reputational harm to us.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics such as COVID-19, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by bank failures or instability in the financial services sector, government shutdowns, or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
The majority of our operations including our corporate headquarters are located in a single facility in South San Francisco, California. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, extreme weather conditions or natural disaster, power loss, communications failure, unauthorized entry, or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.
Our business is subject to economic, political, regulatory, and other risks associated with international operations.
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

•changes in non-U.S. regulations and customs, tariffs, and trade barriers;

•changes in non-U.S. currency exchange rates and currency controls;

•changes in a specific country’s or region’s political or economic environment;

•trade protection measures, import or export licensing requirements, or other restrictive government actions;

•negative consequences from changes in tax laws;

•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

•workforce uncertainty in countries where labor unrest is more common than in the United States;

•difficulties associated with staffing and managing international operations, including differing labor relations;

•potential liability under the FCPA, UK Bribery Act, or comparable foreign laws;

•business interruptions resulting from geopolitical actions, including war and armed conflict, terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or health epidemics such as COVID-19; and

•cyberattacks, which are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect.
These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had federal net operating loss carryforwards of approximately $290.6 million, federal research and development tax credit carryforwards of approximately $53.1 million, and orphan tax credit carryforwards of approximately $37.4 million, some of which will begin to expire in 2034. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have experienced ownership changes in the past, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including in connection with our October 2022 offering, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by legislators and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) have occurred and are likely to continue to occur in the future, which could adversely affect our shareholders. For example, in August 2022, the United States enacted the Inflation Reduction Act, which implemented a 15% minimum tax on book income for certain companies and introduced a 1% excise tax on stock buybacks. In addition, the current tax administration has proposed changes to the orphan drug tax credit. Changes in tax laws, regulation, or enforcement could adversely affect our stockholders or require us to implement changes to minimize increases in our tax liability.
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

•failure to achieve development, regulatory, or commercialization milestones under our collaborations;

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

•market conditions in the pharmaceutical and biotechnology sectors; and

•other events or factors affecting general economic, industry, and market conditions, including bank failures or instability in the financial services sector, geopolitical events, such as war and armed conflict, and outbreaks of pandemic diseases, such as COVID-19.
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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. Certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, on February 27, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain existing accredited investors in connection with the recently announced PIPE financing, pursuant to which the investors were granted certain registration rights. Furthermore, in connection with the PIPE financing, we have agreed to enter into a registration rights agreement with an investor following such time that investor may be deemed an affiliate of the Company, pursuant to which the investor is entitled to certain resale registration rights. Any sales of securities by these stockholders, or the perception that sales will be made in the public market, could have a material adverse effect on the market price for our common stock.

We have registered on Form S-8 all shares of common stock that are issuable under our 2017 Equity Incentive Plan and 2017 Employee Stock Purchase Plan. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, in August 2020, we entered into the Provisional Biogen Collaboration Agreement, and in connection therewith issued and sold 13,310,243 shares of our common stock to Biogen in September 2020 for an aggregate purchase price of $465.0 million. We, and indirectly, our stockholders, will bear the cost of issuing and servicing all such securities. Additionally, collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

In January 2020, we sold 9.0 million shares of common stock in an underwritten follow-on offering pursuant to a shelf registration statement filed in March 2019 and, in October 2022, we sold 11.9 million shares of common stock in an underwritten public offering pursuant to a second shelf registration statement filed in February 2022. Also in February 2022, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC, and Cantor Fitzgerald & Co., as sales agents, to establish an at-the-market facility pursuant to which we may offer and sell from time to time up to $400.0 million in shares of our common stock. On February 27, 2024, we announced a PIPE financing in which we have agreed to sell 3,244,689 shares of our common stock and pre-funded warrants to purchase 26,046,065 shares of our common stock and which is expected to result in gross proceeds of approximately $499.7 million. We have also granted a certain investor certain director nomination and additional registration rights, subject to certain exceptions, conditions, and limitations.

Our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, and therefore we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, any sales of our common stock or other securities under our shelf registration statement could put downward pressure on our stock price. Additionally, collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
Our directors, executive officers, holders of more than 5% of our outstanding stock, and their respective affiliates beneficially own a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
The rules governing the standards that must be met for management and our auditors to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management or auditors may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Any failure to maintain effective internal controls could have an adverse effect on our business, financial position, results of operations, and growth prospects.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

•establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms;

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.
ITEM 1C.    CYBERSECURITY

Denali's approach to cybersecurity seeks to defend the confidentiality, integrity and availability of our systems and information for our people and our patients.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Head of IT and Cybersecurity, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we conduct annual security awareness training for personnel at all levels and functions, issue periodic simulated social engineering tests, and have established protocols to escalate cybersecurity incidents from identification through remediation. These activities are undertaken in collaboration with human resources, IT, and management.

We also engage consultants to assist us in monitoring and testing our safeguards. Performance of our cybersecurity controls for certain systems is periodically reviewed by our internal quality functions. We further require third-party service providers who will be handling our company’s sensitive information to certify that they implement appropriate security measures, consistent with all applicable laws, to maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

Additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, are included in this Annual Report on Form 10-K in Item 1A, “Risk Factors”.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Head of IT is primarily responsible to assess and manage our material risks from cybersecurity threats and has prior work experience in cybersecurity, holds relevant degrees, and current industry recognized cybersecurity certifications.

Our Head of IT oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Head of Information Technology is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following the identification and assessment of assets and assessing potential associated risks, implementation of protective measures, continuous monitoring and detection of unusual or suspicious activities, incident response and recovery management, regular security awareness and training, review and alignment of cybersecurity practices with industry recognized cybersecurity practices, compliance and regulation concerns

Our Head of IT provides quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports; the Head of IT may be called upon to brief the board as well.

ITEM 2.    PROPERTIES
Below is a summary of our key leased properties as of December 31, 2023:

California

Our corporate headquarters are located in South San Francisco, California, comprising 148,020 square feet of office, research and development, engineering and laboratory space pursuant to a lease agreement which commenced on April 12, 2019 and expires on April 30, 2029, with an option to extend for a period of ten years. This facility houses the majority of our personnel.

Utah

The build-out of approximately 60,000 rentable square feet of office, lab and clinical manufacturing premises in Salt Lake City, Utah ("SLC Facility") is in process. The lease ("SLC Lease") will commence when the space is available for use, which is anticipated to be during 2024, and is expected to terminate in 2039. We have two five year renewal period options to extend the lease for a further ten years at the end of the lease term.

Switzerland

Our European headquarters encompasses office space in a shared facility located in Zürich, Switzerland. The current lease agreement is through December 2024, with the option to renew. The lease terms provide flexibility to increase our space allocation on short term notice.

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
Holders of Common Stock

As of February 20, 2024, there were approximately 144 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.
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

The following graph compares the cumulative total stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 31, 2018 and its relative performance is tracked through December 31, 2023. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

among Denali Therapeutics Inc., the NASDAQ Composite Index and the NASDAQ Biotech Index

DNLI
NASDAQ Biotech Index
NASDAQ Composite Index
$500
$400
$300
$200
$100
$0
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
03/31/23
06/30/23
09/29/23
12/29/23

Recent Sales of Unregistered Securities

On February 27, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain existing accredited investors for the private placement of (i) 3,244,689 shares of our common stock at a price of $17.07 per share and (ii) pre-funded warrants to purchase an aggregate of 26,046,065 shares of our common stock (the “Pre-Funded Warrants”) at a purchase price of $17.06 per Pre-Funded Warrant, resulting in anticipated gross proceeds of $499.7 million. The Pre-Funded Warrants are exercisable at an exercise price of $0.01 and will be exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage not in excess of 19.99%, in the case of an increase, by providing at least 61 days’ prior notice to the Company. The private placement is expected to close on February 29, 2024, subject to customary closing conditions. We intend to use the net proceeds from the private placement to support our ongoing research and development activities, the acceleration and expansion of its proprietary BBB-crossing TV technology, as well as general corporate purposes and working capital. We have agreed to file a registration statement for purposes of registering the shares of common stock sold in the private placement (including the shares of common stock underlying the Pre-Funded Warrants). We have also granted a certain investor certain director nomination and additional registration rights, subject to certain exceptions, conditions, and limitations.

We are relying on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering, and we expect to file a Form D with respect to the private placement.
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

Our discovery and development strategy is guided by three overarching principles that we believe will significantly increase the probability of success and accelerate the timing to bring effective therapeutics to people living with neurodegenerative diseases and LSDs:

•Degenogenes: Genetic Pathway Realization – each of our programs addresses a molecular target or biological pathway that is genetically validated to cause or increase the risk for neurodegenerative diseases.

•Brain Delivery: Validation and Optionality – we engineer our product candidates to cross the BBB and act directly in the brain. Our proprietary TV platform technology is designed to effectively deliver large therapeutic molecules, such as enzymes, proteins, antibodies, and oligonucleotides, across the BBB after intravenous administration.

•Biomarker-Driven Development and Approval – we discover, develop and use biomarkers to inform dose selection, assess clinical activity, and identify patients most likely to respond to our therapies. We are actively engaged in discussions with health authorities regarding the potential use of biomarkers as primary clinical endpoints to support faster paths to approval.

Our clinical-stage large molecule programs are as follows:

•Tividenofusp alfa (DNL310, ETV:IDS), our lead ERT program enabled by our ETV, ETV:IDS is designed to cross the BBB and restore IDS and reduce GAGs, both peripherally and in the brain, in patients with MPS II (Hunter syndrome);

•TAK-594/DNL593 (PTV:PGRN), our recombinant PGRN biotherapeutic enabled by our PTV, being developed in collaboration with Takeda, to address certain types of FTD, specifically FTD-GRN caused by PGRN deficiency;

•DNL126 (ETV:SGSH), our second most advanced ETV enabled program, which is designed to restore lysosomal activity of SGSH, an enzyme responsible for degrading heparan sulfates in the lysosome, in patients with MPS IIIA (Sanfilippo syndrome Type A).

Our clinical-stage small molecule programs are as follows:

•BIIB122/DNL151 (LRRK2), our LRRK2 inhibitor program, being developed in collaboration with Biogen, to address Parkinson’s disease;

•DNL343 (eIF2B), our eIF2B activator program to address diseases such as ALS and FTD;

•SAR443820/DNL788 (CNS-penetrant RIPK1 inhibitor), our CNS-penetrant RIPK1 inhibitor program, partnered with Sanofi, to address neurological diseases such as MS and Alzheimer's disease; and

•Eclitasertib (SAR443122/DNL758, peripheral RIPK1 inhibitor), a second non-CNS penetrant RIPK1 inhibitor, partnered with Sanofi, to address peripheral inflammatory diseases such as UC.

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	Tividenofusp alfa, or DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
PTV:PGRN	TAK-594/DNL593	Ph 1/2 (paused)[1]	FTD-GRN	Joint with Takeda
ETV:SGSH	DNL126	Ph 1/2	Sanfilippo syndrome Type A (MPS IIIA)	Denali
LRRK2	BIIB122/DNL151	Ph 2a (planned)	Parkinson's disease	Denali
		Ph 2b		Joint with Biogen
eIF2B	DNL343	Ph 1b	ALS	Denali
		Ph 2/3	ALS	Joint with Healey Center
RIPK1 (CNS-penetrant)	SAR443820/DNL788	Ph 2 (closing)[2]	ALS	Sanofi
		Ph 2	MS	Sanofi
RIPK1 (Peripheral)	Eclitasertib, or SAR443122/DNL758	Ph 2	UC	Sanofi
__________________________________________________
(1)Study has been voluntarily paused in order to implement protocol modifications and is expected to resume this year.
(2)Study will be closing as it did not meet its primary endpoint.

Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in understanding key neurodegenerative disease pathways.

Key operational and financing milestones for the year ended December 31, 2023 and in 2024 to date include:

•Tividenofusp alfa DNL310 (ETV:IDS)

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

◦In June 2023, we announced a robust reduction in Neurofilament Light ("NfL") with DNL310 treatment in MPS II (Hunter syndrome). Interim results demonstrated average reduction of 64% (p <0.001) from baseline in serum NfL after two years of dosing with DNL310 in the Phase 1/2 study. The FDA has recommended assessment of NfL, a marker of neuroaxonal damage, as a possible biomarker in MPS II;

◦In August 2023, we presented new interim data from the Phase 1/2 study of DNL310 in MPS II in an oral presentation at the Society for the Study of Inborn Errors of Metabolism ("SSIEM") Annual Symposium 2023. The interim clinical outcomes data, safety profile, and biomarker effects, including normalization of CSF heparan sulfate and reduction in NfL, continue to support development of DNL310 in MPS II;

◦In January 2024, we announced that enrollment continues in the global Phase 2/3 COMPASS study and is expected to be completed in 2024. We continue to engage with the U.S. Food and Drug Administration on a faster path to approval; and

◦In February 2024, we presented additional interim data from the open-label, single-arm Phase 1/2 study of DNL310 at the 2024 WORLDSymposiumTM. Data out to 104 weeks showed additional improvement and stabilization in multiple measures of clinical outcomes, including those of adaptive behavior, cognition, hearing, and growth trajectory. In addition, robust and sustained responses in biomarkers of neuronal health (e.g., CSF heparan sulfate, neurofilament light (NfL)) and peripheral activity (e.g. urine heparan sulfate and dermatan sulfate) were observed. DNL310 continued to be generally well tolerated.

•TAK-594/DNL593 (PTV:PGRN)

◦In March 2023, a $10.0 million milestone payment from Takeda was triggered upon achievement of a specified clinical milestone in the Phase 1/2 study of TAK-594/DNL593 in patients with FTD-GRN, which we received in May 2023;

◦In July 2023, we presented healthy volunteer data from Part A of the Phase 1/2 study of TAK-594/DNL593 at the Alzheimer's Association International Conference, which continued to demonstrate that single doses of TAK-594/DNL593 resulted in substantial increases in CSF PGRN levels and were generally well tolerated; and

◦In January 2024, we announced that Part B in the TAK-594/DNL593 Phase 1/2 study in participants with FTD-GRN has been voluntarily paused to implement protocol modifications and is expected to resume this year.

•DNL126 (ETV:SGSH)

◦In February 2024, we announced that dosing had been initiated in the Phase 1/2 study of DNL126 in MPS IIIA; biomarker proof of concept and safety data are expected by the end of 2024. Further, in February 2024, we presented preclinical data at WORLDSymposiumTM demonstrating that DNL126 improves lysosomal and microglial morphology, degeneration, and cognitive behavior in MPS IIIA mice.

•BIIB122/DNL151 (LRRK2)

◦In June 2023, in conjunction with Biogen, and based on review of portfolio timelines and resource prioritization, we announced plans to revise the clinical development program for BIIB122/DNL151. Prior to the planned revisions, the BIIB122 clinical development program encompassed two global late-stage clinical trials: the Phase 2b LUMA study in participants with early-stage Parkinson’s disease, which commenced in May 2022; and the Phase 3 LIGHTHOUSE study in participants with Parkinson’s disease related to LRRK2 mutations, which commenced in September 2022. In consideration of the LIGHTHOUSE study’s complexity, including the long timeline with anticipated study completion in 2031, Biogen and we plan to refocus our efforts to enable a timely readout on efficacy in idiopathic early-stage Parkinson’s disease while gaining further clinical data in Parkinson’s disease with and without a LRRK2 mutation. The planned revisions to the BIIB122 clinical development program are not based on any safety or efficacy data from studies of BIIB122. Biogen and we plan to modify the LUMA study’s enrollment criteria to allow for inclusion of eligible participants with Parkinson’s disease and a confirmed pathogenic variant of LRRK2, in addition to continuing to enroll eligible participants with idiopathic early-stage Parkinson’s disease. Collectively, data from the LUMA study will inform next steps for the development of BIIB122 in Parkinson’s disease;

◦In August 2023, we executed an amendment to the Definitive LRRK2 Collaboration and License Agreement and Waiver of and Amendment to Right of First Negotiation (ROFN), Option, and License Agreement. As part of the amendment, certain milestone criteria were changed while the total amount of development, regulatory, and commercial milestones across all indications remains the same. In addition, Biogen agreed to waive the remaining option and rights of first negotiation under the ROFN and Option Agreement; and

◦In February 2024, we announced the execution of a Collaboration and Development Funding Agreement in January 2024 with a third party related to a global Phase 2a study of BIIB122/DNL151, which we plan to solely operationalize to evaluate safety and biomarkers associated with BIIB122 in participants with Parkinson’s disease and confirmed pathogenic variants of LRRK2. This agreement includes committed funding of $75.0 million, of which $12.5 million was received in January 2024, and the remainder will be triggered based on time and operational milestones in the study. Biogen will continue to conduct the ongoing global Phase 2b LUMA study in early-stage Parkinson’s disease. Denali and Biogen will co-commercialize BIIB122/DNL151 assuming regulatory approval. The third party will be eligible to receive low single-digit royalties from Denali on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease, with royalty amounts varying based on the scope of the label.

•SAR443820/DNL788 and Eclitasertib (SAR443122/DNL758) (RIPK1)

◦In January 2023, our collaboration partner Sanofi commenced dosing in the Phase 2 study of SAR443820/DNL788 in patients with MS, triggering a $25.0 million milestone payment, which was received in January 2023. In November 2023 we announced that Sanofi has completed enrollment in this study;

◦In August 2023, we announced that Sanofi had completed enrollment in the global Phase 2 HIMALAYA study of SAR443820/DNL788 in ALS in July;

◦In August 2023, we announced that Sanofi completed a Phase 2 study of eclitasertib, also known as SAR443122/DNL758, in patients with CLE in June. In October 2023, Sanofi announced that the development of eclitasertib in CLE is being discontinued because the Phase 2 proof-of-concept study did not meet its primary endpoint (percent change from baseline in CLASI-A at week 12). Eclitasertib was found to be generally well-tolerated. Sanofi continues to recruit the Phase 2 study of eclitasertib in patients with UC; and

◦In February 2024, we announced that the Phase 2 HIMALAYA study evaluating SAR443820/DNL788 in participants with ALS did not meet the primary endpoint of change in ALS Functional Rating Scale-Revised (ALSFRS-R). Sanofi intends to present the detailed efficacy and safety results of the ALS Phase 2 HIMALAYA study at a future scientific forum. Sanofi is evaluating SAR443820/DNL788 in another Phase 2 clinical trial in participants with MS, and the outcome of HIMALAYA study has no impact on the ongoing MS study.
•DNL343 (eIF2B)

◦In April 2023, we presented final data from the 28-day treatment period of the Phase 1b study of DNL343 in participants with ALS at the 75th Annual Meeting of the American Academy of Neurology ("AAN"). The results continued to demonstrate that once-daily oral dosing with DNL343 for 28 days was generally well tolerated and demonstrated extensive CSF penetration. In addition, robust inhibition of biomarkers associated with the ISR pathway was observed in blood samples from study participants; and

◦In May 2023, the first patient was dosed with DNL343 in the Phase 2/3 HEALEY ALS Platform Trial. Recruitment of participants continues for this trial.

•Other

◦In March 2023, a contingent consideration payment of $30.0 million associated with our acquisition of F-star Gamma was triggered upon the achievement of a specified clinical milestone in the ETV:IDS program. This payment fully satisfies our clinical contingent consideration obligations under the Purchase Agreement;

◦In April 2023, we entered into a new operating lease in Salt Lake City, Utah for a 59,336 square foot laboratory (the "Utah site"), office and warehouse premises, after terminating our previous SLC lease in March 2023, decreasing future lease payments by $6.1 million while increasing the lease term by approximately five and a half years. The Utah site will expand our clinical manufacturing capabilities for biologic therapeutics (large molecules) as we plan to use the premises for the manufacture of materials for toxicology studies and drug substance for early human clinical studies with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials;

◦In April 2023, our collaboration partner Biogen exercised its option to develop and commercialize our ATV program targeting amyloid-beta, triggering an option exercise payment of $5.0 million, which we received in May 2023;

◦In August 2023 we announced that, in agreement with Takeda, the companies will discontinue clinical development of TAK-920/DNL919 in Alzheimer’s disease. This is a strategic decision based on the totality of clinical data emerging from the single ascending dose Phase 1 study of TAK-920/DNL919 in healthy volunteers and in consideration of the rapidly evolving treatment landscape for Alzheimer's disease whereby an understanding of drug combinations with newly approved therapies will be important. A preliminary analysis of Phase 1 data indicates robust target engagement and effects on microglial biomarkers (e.g., CSF1R, SPP1, IL1RA, IP10, MIP1b, MCP-1), which were consistent with preclinical studies that demonstrate that ATV:TREM2 induces robust changes to a responsive microglial cell state (van Lengerich B, et al. Nat Neurosci. 2023). In the Phase 1 study, TAK-920/DNL919 was clinically well tolerated at doses with demonstrated changes in CSF biomarkers and there were no serious adverse events or severe treatment emergent adverse events; however, safety signals of moderate, reversible hematologic effects were observed at the highest dose tested, suggesting a narrow therapeutic window for the Alzheimer’s disease patient population. The Phase 1 safety findings are believed to be specific to properties of TAK-920/DNL919 and TREM2 biology. Denali and Takeda will continue to focus research efforts on back-up molecules in preclinical development, including exploration of potential combination therapy given recent new drug approvals in Alzheimer's disease;

◦In January 2024, we announced our intention to spin out our preclinical small molecule portfolio. We will maintain ownership of, and continue to advance, our current portfolio of clinical stage small molecule programs. The decision was made based on clinical validation and prioritization of our TV-enabled platforms for brain delivery of large molecules; and

◦In February 2024, we announced that on February 27, 2024 we entered into a securities purchase agreement with certain existing accredited investors for the private placement of 3,244,689 shares of our common stock at a price of $17.07 per share and pre-funded warrants to purchase an aggregate of 26,046,065 shares of our common stock at a purchase price of $17.06 per pre-funded warrant, resulting in anticipated gross proceeds of approximately $499.7 million. The pre-funded warrants will have an exercise price of $0.01 per share of Common Stock, be immediately exercisable and remain exercisable until exercised in full. The private placement is expected to close on February 29, 2024, subject to customary closing conditions.
We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock in public offerings, and payments received from our collaboration agreements with Takeda, Sanofi and Biogen.
We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We had net losses of $145.2 million, $326.0 million, and $290.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1.12 billion. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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
Biogen

In October 2020, we entered into the LRRK2 Agreement with Biogen pursuant to which we granted Biogen a license to co-develop and co-commercialize our small molecule LRRK2 Program, in addition to the ROFN and Option Agreement pursuant to which we granted an option and a right of first negotiation to certain of our programs utilizing our TV technology platform; collectively the "Biogen Collaboration Agreement." In connection with our collaboration with Biogen, we also entered into a common stock purchase agreement pursuant to which we sold 13,310,243 shares of our common stock to BIMA for an aggregate purchase price of $465.0 million. Under the terms of the Biogen Collaboration Agreement, we received $560.0 million in upfront payments in October 2020.

In April 2023, Biogen exercised its option to license our ATV:Abeta program and we received additional consideration of $5.0 million for an option exercise fee. In August 2023, we executed an Amendment (the “Biogen Amendment”) to the LRRK2 Agreement and ROFN and Option Agreement with Biogen. Pursuant to the Biogen Amendment, the schedule of potential LRRK2 Agreement milestones was amended, while maintaining the same total value of milestones that Denali is eligible to receive. In addition, Biogen waived its option right to the second option program and waived its rights of first negotiation for two other TV-enabled programs under the ROFN and Option Agreement. Further details regarding the terms of the agreements between us and Biogen are included in this Annual Report on Form 10-K in the section titled "Business - Licenses and Collaborations."

In relation to the Biogen Collaboration Agreement, we have recognized related party collaboration revenue of $295.5 million, $3.1 million, and $3.7 million in the years ended December 31, 2023, 2022 and 2021, respectively, related party research and development expense of $17.7 million and $8.2 million for cost sharing payments to Biogen in the year ended December 31, 2023 and 2022, respectively, and a related party offset to research and development expense as a result of cost sharing reimbursements from Biogen of $6.5 million in the year ended December 31, 2021. We have recorded cost sharing payables of $3.2 million and $4.4 million on the Consolidated Balance Sheet as of December 31, 2023 and 2022, respectively. Through December 31, 2023, we had earned $5.0 million in option fee payments but had not recorded any milestone revenue or product sales under the Biogen Collaboration Agreement.
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

We have recognized collaboration revenue of $25.0 million, $53.4 million and $15.0 million associated with the Sanofi Collaboration Agreement in the years ended December 31, 2023, 2022 and 2021, respectively, and recorded no receivable from Sanofi on the Consolidated Balance Sheets as of December 31, 2023 and 2022. Through December 31, 2023, we had received milestone payments of $100.0 million and we had not recorded any product sales under the Sanofi Collaboration Agreement.

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

We recognized collaboration revenue of $10.0 million, $51.9 million and $29.9 million associated with the Takeda Collaboration Agreement in the years ended December 31, 2023, 2022 and 2021, respectively, and offsets to research and development expense for cost sharing reimbursements of $12.2 million, $18.2 million and $13.7 million in the years ended December 31, 2023, 2022, and 2021, respectively. We recorded receivables of $2.7 million and $8.9 million from Takeda as of December 31, 2023 and 2022, respectively. Through December 31, 2023, we have received $65.0 million in milestone payments and $10.0 million of option exercise fees from Takeda, and we have not recorded any product sales under the Takeda Collaboration Agreement.
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

Through December 31, 2023 we have recognized consideration paid under the F-star Purchase Agreement of $49.8 million as research and development expenses consisting of up-front, preclinical and clinical contingent consideration payments, of which $30.0 million of research and development expense was recognized in the year ended December 31, 2023 for a contingent consideration payment triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. There was no contingent consideration research and development expense recognized in the years ended December 31, 2022 or 2021. We recognized $0.1 million of research and development expense related to the funding of F-star research costs for the year ended December 31, 2021, but none for the years ended December 31, 2023 or 2022.

Genentech

In June 2016, we entered into an exclusive license agreement with Genentech. The agreement gives us access to Genentech’s LRRK2 inhibitor program. Our collaboration partner in the LRRK2 program, Biogen, is responsible for 50% of any payment obligation to Genentech under the Biogen Collaboration Agreement.

As consideration to date, we have paid Genentech $25.0 million in the aggregate, including an upfront fee, a technology transfer fee and three clinical milestone payments, with $18.8 million of this recorded as research and development expense as incurred, net of cost sharing reimbursements from Biogen. Included within this amount, in the year ended December 31, 2022, we paid Genentech a $7.5 million clinical milestone payment triggered upon the commencement of dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151 by Biogen, and a further $5.0 million clinical milestone payment triggered upon the commencement of dosing in the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety profile of BIIB122/DNL151 by Biogen. Of these milestones, we recognized $6.3 million as research and development expense as incurred after cost sharing reimbursements from Biogen in the year ended December 31, 2022. We recognized no expenses under this agreement in the years ended December 31, 2023 and 2021.
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

Results of Operations
Comparison of the years ended December 31, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Collaboration revenue:
Collaboration revenue from customers	330,531	105,065	225,466	*	%
Other collaboration revenue	—	3,398	(3,398)	(100)
Total collaboration revenue	330,531	108,463	222,068	*
Operating expenses:
Research and development	423,876	358,732	65,144	18
General and administrative	103,354	90,475	12,879	14
Total operating expenses	527,230	449,207	78,023	17
Loss from operations	(196,699)	(340,744)	144,045	(42)
Interest and other income, net	51,505	14,774	36,731	*
Loss before income taxes	(145,194)	(325,970)	180,776	(55)
Income tax expense	(30)	(21)	(9)	43
Net loss	$(145,224)	$(325,991)	$180,767	(55)%
__________________________________________________
*Percentage is not meaningful.
Collaboration revenue. Collaboration revenue was $330.5 million for the year ended December 31, 2023 compared to $108.5 million for the year ended December 31, 2022. The increase in collaboration revenue of $222.0 million was primarily due to $293.9 million in revenue recognized in April 2023 under the Biogen Collaboration Agreement as a result of Biogen exercising its option to license our ATV:Abeta program, partially offset by a decrease of $41.9 million in revenue earned under the Takeda Collaboration Agreement, as well as a decrease of $28.4 million in milestone revenue earned under the Sanofi Collaboration Agreement. The decreases in revenues from the Sanofi and Takeda Collaboration Agreements are due to the timing of underlying activities and achievement of milestones under the collaboration agreements.
Research and development expenses. Research and development expenses were $423.9 million for the year ended December 31, 2023 compared to $358.7 million for the year ended December 31, 2022.

The following table summarizes our research and development expenses by program and category (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
ETV:IDS program external expenses	$114,029	$60,872	53,157	87%
PTV:PGRN program external expenses	11,306	18,464	(7,158)	(39)
TV platform and other program external expenses	26,436	36,887	(10,451)	(28)
LRRK2 program external expenses	5,814	20,024	(14,210)	(71)
eIF2B program external expenses	24,426	14,843	9,583	65
Other external research and development expenses	26,923	33,971	(7,048)	(21)
Personnel related expenses(1)	160,444	144,017	16,427	11
Other unallocated research and development expenses	48,985	39,697	9,288	23
Net cost sharing payments (reimbursements)(2)	5,513	(10,043)	15,556	*
Total research and development expenses	$423,876	$358,732	$65,144	18%
_________________________________________________
*Percentage is not meaningful.
(1)Personnel-related expenses include stock-based compensation expense of $62.9 million and $60.2 million for the years ended December 31, 2023 and 2022, respectively, reflecting an increase of $2.7 million.
(2)Net cost sharing payments (reimbursements) details are broken down as shown in the table below. The underlying costs for reimbursements are included with the specified external expenses line and personnel related expenses in the table above. ATV:TREM2 program external expenses are presented within the TV platform and other program external expenses line.

	Year Ended December 31,
	2023	2022
Takeda: net reimbursements for ATV:TREM2 program	$(5,100)	$(6,954)
Takeda: net reimbursements for PTV:PGRN program	(7,065)	(11,276)
Biogen: net payments for LRRK2 program	17,678	8,187
Net cost sharing payments (reimbursements)	$5,513	$(10,043)

The increase in research and development expenses of approximately $65.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to the following:
•An increase of $53.2 million in ETV:IDS program external expenses primarily due to the contingent consideration payment of $30.0 million recorded in the first quarter of 2023 related to the acquisition of F-star Gamma, which was triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. Further, the increase reflects the continued progress of this program in clinical trials during 2023, including costs related to our ongoing Phase 1/2 study and our potentially registrational Phase 2/3 study;
•An increase of $9.6 million in eIF2B program external expenses reflecting the continued progress of the Phase 2/3 HEALEY ALS Platform Trial in 2023;
•An increase of $15.6 million in net cost sharing payments primarily due to an increase in payments to Biogen for LRRK2 program expenses, and a decrease in costs and associated reimbursements from Takeda in the PTV:PGRN and ATV:TREM2 programs;
•An increase of $9.3 million in other unallocated research and development expenses primarily due to increased facility costs as a result of accelerated depreciation on leasehold improvements associated with the termination of the previous SLC Lease as well as other general research costs;
•An increase of $16.4 million in personnel-related expenses, consisting of $13.7 million in employee compensation and $2.7 million in stock-based compensation expense in stock-based compensation expense pertaining to additional salaries, related expenses, and equity award grants driven by an increase in our research and development headcount.

These increases were partially offset by decreases of $14.2 million in LRRK2 program external expenses due to the transition of LRRK2 clinical activities to Biogen, $10.5 million in TV platform and other program external expenses as a result of discontinuation of clinical development of TAK-920/DNL919, and $7.0 million in other external research and development expenses and $7.2 million in PTV:PGRN program external expenses due to the timing of significant external research and manufacturing related activities year over year.
General and administrative expenses. General and administrative expenses were $103.4 million for the year ended December 31, 2023 compared to $90.5 million for the year ended December 31, 2022. The increase of $12.9 million was primarily attributable to the following:
•An increase of $9.5 million of personnel-related expenses consisting of employee compensation and stock-based compensation expense associated with additional salary expenses and equity award grants driven primarily by higher general and administrative headcount;
•An increase of $3.4 million in professional services, facilities and other corporate costs.
Comparison of the years ended December 31, 2022 and 2021
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2022 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2023, we had cash, cash equivalents and marketable securities in the amount of $1.03 billion. We fund our operations primarily with the proceeds from the sale of common stock and payments received from collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. We have sold common stock in public offerings and stock purchase agreements with Takeda and Biogen. Through December 31, 2023 we have obtained aggregate net proceeds of approximately $754.4 million from public offerings of our common stock, including $296.2 million obtained through the sale of 11.9 million shares of common stock in October 2022. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through December 31, 2023.
In February 2022, we established a registered “at-the-market” facility for the sale of up to 400.0 million of shares of common stock from time to time by entering into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC and Cantor Fitzgerald & Co. as sales agents. To date, no shares have been sold under the equity distribution agreement.
Pursuant to our collaboration agreements with Takeda, Sanofi and Biogen, through December 31, 2023 we have received upfront, option and milestone payments of $115.0 million, $225.0 million, and $560.0 million, respectively, and have also received $41.3 million and $16.2 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and $13.7 million in specified reimbursements from Sanofi.
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
Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $1.12 billion through December 31, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Form 10-K, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.
Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of December 31, 2023, operating lease liabilities were $52.2 million. Under the SLC lease which was executed in April 2023, we have future undiscounted lease payments totaling approximately $13.4 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments of $74.0 million as of December 31, 2023, with certain amounts subject to cost sharing with Takeda. Further, in the normal course of business, we enter into various firm purchase commitments primarily related to research and development activities. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. These commitments are more fully described in Note 8, "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(357,991)	$(244,716)	$(211,389)
Net cash provided by (used in) investing activities	249,308	(141,387)	(21,626)
Net cash provided by financing activities	17,820	310,670	19,348
Net decrease in cash, cash equivalents and restricted cash	$(90,863)	$(75,433)	$(213,667)
Net Cash Used In Operating Activities
During the year ended December 31, 2023, net cash used in operating activities was $358.0 million, which consisted of a net loss of $145.2 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net amortization of premiums and (discounts) on marketable securities and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities, the most significant of which was the reduction in our related-party contract liability as a result of Biogen's option exercise during the second quarter of 2023.
Net Cash Provided By (Used In) Investing Activities
During the year ended December 31, 2023, net cash provided by investing activities was $249.3 million, which consisted of $2.1 billion in proceeds from the maturities and sales of marketable securities, partially offset by $1.8 billion of purchases of marketable securities, and $12.9 million capital expenditures to purchase property and equipment.

Net Cash Provided By Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $17.8 million, which consisted of proceeds from the exercise of options to purchase common stock and purchases of ESPP shares.
Years ended December 31, 2022 and 2021
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2022 Annual Report on Form 10-K for a discussion of the cash flows for the years ended December 31, 2022 and 2021.
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
Research and Development Expenses
A significant portion of our research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss are external costs, which we track on a program-specific basis once a program has commenced a late-stage IND-enabling study. These research and development expenses include the conduct of preclinical studies and clinical trials, contract manufacturing activities and consulting services. The measurement of these research and development expenses can impact the measurement of research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss, and of prepaid assets and accrued liabilities on the Consolidated Balance Sheets.
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
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.03 billion as of December 31, 2023, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-term fixed income securities.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Denali Therapeutics Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Denali Therapeutics Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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

Accrued and prepaid research and development costs

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, the Company records accrued liabilities for estimated costs of research and development (R&D) activities and prepaid research and development costs based upon the estimated cost of services provided. As of December 31, 2023, accrued clinical and other R&D costs were $19.0 million and prepaid clinical R&D costs were $10.2 million. The accrued and prepaid R&D costs (“Accrued and Prepaid R&D Costs”) are based on estimated clinical trial and other R&D costs incurred under service agreements with organizations that conduct R&D activities on behalf of the Company. The Company recognizes these costs based on several factors, such as information obtained from vendors and estimates of the work completed under the service agreements.

Auditing the Company's accounting for Accrued and Prepaid R&D Costs was complex because the Company’s analyses are dependent upon data obtained from external third-party service providers who often act as intermediaries to those performing the underlying services. The determination of the balances when the Company has either not been invoiced or has not received information regarding actual costs incurred requires evaluation of the stage of completion of the services.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s process for accounting for Accrued & Prepaid R&D Costs, including management’s controls over completeness and accuracy of data used in determining these costs as well as management’s process for estimating work completed under the service agreements.

To test the Accrued & Prepaid R&D Costs, our audit procedures included, among others, i) confirming the completeness of the terms and conditions of significant R&D service agreements directly with the vendor; ii) testing the completeness and accuracy of the underlying inputs used in the Company’s analyses through verification of significant inputs, such as costs incurred and invoices paid, to the terms and conditions of the underlying agreements and information from the Company’s internal personnel and vendors; iii) testing significant assumptions used in estimating costs of services provided including meeting with personnel outside of the accounting department to discuss the basis for such assumptions; and iv) performing a hindsight analysis of invoices received subsequent to the balance sheet date.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.

San Mateo, California

February 27, 2024

Denali Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$127,106	$218,044
Short-term marketable securities	907,405	1,118,171
Prepaid expenses and other current assets	29,626	36,104
Total current assets	1,064,137	1,372,319
Property and equipment, net	45,589	44,087
Operating lease right-of-use asset	26,048	30,437
Other non-current assets	18,143	13,399
Total assets	$1,153,917	$1,460,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,483	$2,790
Cost sharing payments due to related party	—	4,388
Accrued expenses and other current liabilities	68,499	66,691
Related party contract liability, current	—	290,053
Total current liabilities	77,982	363,922
Related party contract liability, less current portion	—	479
Operating lease liability, less current portion	44,981	53,032
Other non-current liabilities	—	379
Total liabilities	122,963	417,812
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 138,385,498 and 135,965,918 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,711	1,686
Additional paid-in capital	2,144,811	2,018,617
Accumulated other comprehensive income (loss)	643	(6,886)
Accumulated deficit	(1,116,211)	(970,987)
Total stockholders’ equity	1,030,954	1,042,430
Total liabilities and stockholders’ equity	$1,153,917	$1,460,242

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue:
Collaboration revenue from customers(1)	$330,531	$105,065	$48,657
Other collaboration revenue	—	3,398	4
Total collaboration revenue	330,531	108,463	48,661
Operating expenses:
Research and development(2)	423,876	358,732	265,353
General and administrative	103,354	90,475	79,059
Total operating expenses	527,230	449,207	344,412
Loss from operations	(196,699)	(340,744)	(295,751)
Interest and other income, net	51,505	14,774	4,595
Loss before income taxes	(145,194)	(325,970)	(291,156)
Income tax benefit (expense)	(30)	(21)	575
Net loss	(145,224)	(325,991)	(290,581)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	7,529	(4,387)	(2,254)
Comprehensive loss	$(137,695)	$(330,378)	$(292,835)
Net loss per share, basic and diluted	$(1.06)	$(2.60)	$(2.39)
Weighted average number of shares outstanding, basic and diluted	137,370,897	125,530,703	121,524,795
__________________________________________________
(1)Includes related-party collaboration revenue from customers of $295.5 million, $3.2 million, and $3.7 million for the years ended December 31, 2023, 2022 and 2021 respectively.
(2)Includes expense for cost sharing payments to a related party of $17.7 million and $8.2 million for the years ended December 31, 2023 and 2022, respectively, and an offset to expense from related-party cost reimbursements of $6.5 million for the year ended December 31, 2021.

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	120,531,333	$1,531	$1,503,660	$(245)	$(354,415)	$1,150,531
Issuances under equity incentive plans	1,117,636	11	19,337	—	—	19,348
Vesting of restricted stock units	634,336	6	(6)	—	—	—
Stock-based compensation	—	—	85,247	—	—	85,247
Net loss	—	—	—	—	(290,581)	(290,581)
Other comprehensive loss	—	—	—	(2,254)	—	(2,254)
Balance at December 31, 2021	122,283,305	$1,548	$1,608,238	$(2,499)	$(644,996)	$962,291
Issuance of common stock in follow-on offering, net of issuance costs of $1,060	11,933,962	120	296,095	—	—	296,215
Issuances under equity incentive plans	911,555	10	14,445	—	—	14,455
Vesting of restricted stock units	837,096	8	(8)	—	—	—
Stock-based compensation	—	—	99,847	—	—	99,847
Net loss	—	—	—	—	(325,991)	(325,991)
Other comprehensive loss	—	—	—	(4,387)	—	(4,387)
Balance at December 31, 2022	135,965,918	$1,686	$2,018,617	$(6,886)	$(970,987)	$1,042,430
Issuances under equity incentive plans	1,232,526	12	17,808	—	—	17,820
Vesting of restricted stock units	1,187,054	13	(13)	—	—	—
Stock-based compensation	—	—	108,399	—	—	108,399
Net loss	—	—	—	—	(145,224)	(145,224)
Other comprehensive income	—	—	—	7,529	—	7,529
Balance at December 31, 2023	138,385,498	$1,711	$2,144,811	$643	$(1,116,211)	$1,030,954

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(145,224)	$(325,991)	$(290,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,726	10,383	8,593
Stock-based compensation expense	108,102	99,847	85,247
Net amortization of premiums and (discounts) on marketable securities	(43,952)	(1,637)	8,748
Non-cash adjustment to operating lease expense	(3,719)	(3,351)	(2,984)
Other non-cash items	2	63	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,094)	(2,760)	(12,865)
Accounts payable	2,431	2,274	3,705
Accruals and other current liabilities	2,648	10,918	4,732
Contract liabilities	—	(31,313)	(11,925)
Related party contract liability	(290,532)	(3,149)	(3,737)
Other non-current liabilities	(379)	—	(322)
Net cash used in operating activities	(357,991)	(244,716)	(211,389)
Investing activities
Purchases of marketable securities	(1,813,700)	(1,115,040)	(1,422,938)
Purchases of property and equipment	(12,939)	(17,833)	(8,500)
Maturities and sales of marketable securities	2,075,947	991,486	1,409,812
Net cash provided by (used in) investing activities	249,308	(141,387)	(21,626)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	—	296,215	—
Proceeds from exercise of awards under equity incentive plans	17,820	14,455	19,348
Net cash provided by financing activities	17,820	310,670	19,348
Net decrease in cash, cash equivalents and restricted cash	(90,863)	(75,433)	(213,667)
Cash, cash equivalents and restricted cash at beginning of year	219,544	294,977	508,644
Cash, cash equivalents and restricted cash at end of year	$128,681	$219,544	$294,977
Supplemental disclosures of cash flow information
Cash paid during the year for income taxes	$3	$47	$210
Issuance costs incurred but not yet paid	$—	$224	$—
Property and equipment purchases accrued but not yet paid	$553	$1,464	$593

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material to the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss.
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
The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the Company had no off-balance sheet concentrations of credit risk.

The Company is subject to a number of risks similar to other clinical-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Further, the company is also subject to broad market risks and uncertainties resulting from recent events, such as bank failures or instability in the financial services sector, the COVID-19 pandemic, war and armed conflicts, inflation, rising interest rates, and recession risks as well as supply chain and labor shortages.
Convertible Preferred Stock
The Company is authorized to issue 40.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2023 and 2022, the Company had no shares of preferred stock issued or outstanding.
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
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are reported at fair value.
Cash, cash equivalents, and restricted cash reported within the Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Consolidated Balance Sheets and $1.6 million and $1.5 million of restricted cash for the letter of credit for the Company’s headquarters building lease which is included within other non-current assets in the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.
Marketable Securities
The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, or short-term marketable securities on the Consolidated Balance Sheets, are considered available-for-sale, and are reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.
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

Asset	Estimated useful life
Leasehold improvements	shorter of life of asset or lease term
Computer equipment and purchased software	three years
Laboratory equipment	five years
Furniture and fixtures	five years
Manufacturing equipment	eight years
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

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in this Update are effective to be applied prospectively for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its income tax disclosures.
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$121,034	$—	$—	$121,034
Short-term marketable securities:
U.S. government treasuries	869,172	—	—	869,172
U.S. government agency securities	—	7,086	—	7,086
Commercial paper	—	31,147	—	31,147
Total	$990,206	$38,233	$—	$1,028,439

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$105,340	$—	$—	$105,340
U.S. government treasuries	43,781	—	—	43,781
Commercial paper	—	9,948	—	9,948
Short-term marketable securities:
U.S. government treasuries	1,003,504	—	—	1,003,504
U.S. government agency securities	—	16,861	—	16,861
Corporate debt securities	—	54,215	—	54,215
Commercial paper	—	43,591	—	43,591
Total	$1,152,625	$124,615	$—	$1,277,240

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels during the years ended December 31, 2023 or 2022.

3.    Marketable Securities
All marketable securities were considered available-for-sale at December 31, 2023 and 2022. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$868,174	$998	$—	$869,172
U.S. government agency securities(1)	7,089	—	(3)	7,086
Commercial paper	31,147	—	—	31,147
Total	$906,410	$998	$(3)	$907,405
______________________________________________
(1)Unrealized holding losses on 2 securities with an aggregate fair value of $7.1 million.

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$1,009,733	$58	$(6,287)	$1,003,504
U.S. government agency securities	16,823	38	—	16,861
Corporate debt securities(2)	54,571	—	(356)	54,215
Commercial paper	43,591	—	—	43,591
Total	$1,124,718	$96	$(6,643)	$1,118,171
__________________________________________________
(1)Unrealized holding losses on 51 securities with an aggregate fair value of $683.4 million.
(2)Unrealized holding losses on 16 securities with an aggregate fair value of $54.2 million.
As of December 31, 2023 and 2022, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of December 31, 2023 or 2022. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these securities are held in U.S. government securities, and the remainder were held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.
As of December 31, 2023 all of the Company’s marketable securities have an effective maturity of less than one year.
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

The Company concluded that the assets acquired and liabilities assumed upon the exercise of the Option Agreement did not meet the accounting definition of a business, and as such, the acquisition was accounted for as an asset purchase. As the transaction was accounted for as an asset purchase rather than a business combination, the Company did not recognize any contingent consideration liability on the acquisition date. To date, the Company has paid consideration of $49.8 million in the aggregate, consisting of up-front and preclinical contingent consideration, all of which was recorded as research and development expense as incurred. This amount includes a $30.0 million contingent consideration payment which was triggered and recorded as research and development expense in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. This contingent consideration payment fully satisfies the Company's clinical contingent consideration obligations under the Purchase Agreement. There was no contingent consideration expense recognized for the years ended December 31, 2022 or 2021.

Under the F-star Collaboration Agreement, the Company was responsible for certain research costs incurred by F-star Ltd in conducting activities under an agreed development plan for each Fcab, for up to 24 months after the target Fcab is accepted. In July 2021, a side letter was executed to the Company's agreements with F-star, which confirmed the completion of the research services performed by F-star Ltd that were funded by the Company. The Company has not recognized research and development expense related to the funding of F-star Ltd activities under development plans during the years ended December 31, 2023 or 2022, respectively, and recognized $0.1 million in research and development expense during the year ended December 31, 2021.

5.    Collaboration Agreements
Biogen
In August 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) pursuant to which the Company granted Biogen a license to co-develop and co-commercialize Denali’s small molecule LRRK2 inhibitor program (the “LRRK2 Program”), an option in respect of each of (i) the Company’s amyloid beta program utilizing the Company's Transport Vehicle ("TV") technology platform to cross the blood-brain barrier ("BBB") and (ii) one other unnamed program also utilizing the Company's TV technology platform (the “Option Programs”), and a right of first negotiation with respect to two additional unnamed programs for indications within Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis ("ALS") and multiple sclerosis ("MS") utilizing the Company's TV technology platform (the “ROFN Programs”), should the Company decide to seek a collaboration with a third party for such programs. The Provisional Biogen Collaboration Agreement was a binding agreement, which became effective on the closing of the Common Stock Purchase Agreement ("SPA"), as described further below. The Provisional Biogen Collaboration Agreement expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). Biogen made an upfront payment of $560.0 million upon execution of the Biogen Collaboration Agreement in October 2020, which was included in the transaction price at inception. In August 2023, the Company and Biogen executed an Amendment (the “Biogen Amendment”) to the LRRK2 Agreement and ROFN and Option Agreement.
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

Stock Purchase Agreement
In connection with the Provisional Biogen Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with BIMA on August 5, 2020, pursuant to which the Company sold 13,310,243 shares of common stock (the “Shares”) to BIMA for an aggregate purchase price of $465.0 million. Management determined that it was appropriate to account for the Provisional Biogen Collaboration Agreement and the SPA as one arrangement because they were entered into at the same time with interrelated financial terms. This stock issuance resulted in a $44.9 million premium paid to the Company above the estimated fair value of the Company's common stock, which forms part of the transaction price at inception for the Biogen Collaboration Agreement. The shares of common stock owned by Biogen as of December 31, 2022 and through September 30, 2023, represented approximately 10% of the voting interest of the Company, and as such, Biogen was considered a related party as defined in ASC 850. As of December 31, 2023, the percentage voting interest has declined such that Biogen is no longer considered a related party as defined in ASC 850.
ROFN and Option Agreement
Under the ROFN and Option Agreement, Biogen received an exclusive option to license two preclinical programs enabled by the Company's TV technology platform, which platform aims to improve brain uptake of biotherapeutics, including its ATV-enabled anti-amyloid beta program ("ATV:Abeta program") and a second program utilizing the Company's TV technology for an unnamed target ("TV program"). In April 2023, Biogen exercised its option to license the Company's ATV:Abeta program and made a $5.0 million option exercise fee payment. Further, in August 2023, Biogen waived its option to the second option program upon execution of the Biogen Amendment.
Further, Biogen had the right of first negotiation ("ROFN") on two additional TV-enabled therapeutics within Alzheimer’s disease, Parkinson’s disease, ALS and MS should the Company decide to seek a collaboration with a third party for such programs, but this did not include any of the Company’s small molecule, AAV or oligonucleotide programs. In August 2023, Biogen waived its ROFN rights upon execution of the Biogen Amendment.
Under the amended ROFN and Option Agreement, with respect to the ATV:Abeta license granted by the Company to Biogen, Biogen is obligated to pay an aggregate of up to $142.5 million in development milestone payments, an aggregate of up to $180.0 million upon first commercial sale, and up to $190.0 million of net sales-based milestone payments, following the achievement of certain prespecified milestone events. Furthermore, Biogen is obligated to pay royalties in the mid-single digit percentages, upon the achievement of certain sales thresholds.
The Biogen Collaboration Agreement was considered to be a contract modification to the Provisional Biogen Collaboration Agreement and was accounted for as a termination of the provisional agreement and commencement of a new contract. The Biogen Amendment was considered to be a continuation of the Biogen Collaboration Agreement.
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
The respective standalone value for each of the performance obligations was determined at inception by applying the SSP method and the transaction price of $604.9 million at inception was allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery, resolution of an option, or the provision of services.
The Company used an adjusted market assessment approach to estimate the selling price for the LRRK2 Program license, an expected cost plus margin approach for estimating the Option Research Services and estimated the intrinsic value of the material right for the option, taking into account the likelihood that an option would be exercised. The LRRK2 Program license was delivered on or around the effective date of the Biogen Collaboration Agreement and the revenue allocated to this performance obligation was recognized during the year ended December 31, 2020. The Option Research Services were delivered over time as the services are performed, with revenue being recognized over time based on costs incurred to perform the services. As of December 31, 2023, all revenue allocated to the Option Research Services has been recognized since, after Biogen's ATV:Abeta option exercise, and the waiving of the second option right in the Biogen Amendment, the underlying performance obligations have been fully satisfied. The $288.9 million of revenue allocated to the material right for an option under the ROFN and Option Agreement was initially deferred as a contract liability, and was recognized in full during the year ended December 31, 2023, upon Biogen's ATV:Abeta option exercise, along with the $5.0 million option exercise fee which was fully allocated to the material right. The LRRK2 Development Activities cost sharing reimbursements or expenses are being recognized over time as earned or incurred, since this is believed to directly correlate to the value of the services performed.
No related-party contract liability remains on the Consolidated Balance Sheet as of December 31, 2023. A related-party contract liability of $290.5 million was recorded on the Consolidated Balance Sheet as of December 31, 2022. The Company recorded $17.7 million and $8.2 million of cost sharing payments to Biogen for LRRK2 development activities in research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023, and 2022, respectively, of which $3.2 million was recorded as cost sharing payments included within accounts payable on the Consolidated Balance Sheet as of December 31, 2023, and $4.4 million was recorded as cost sharing payments due to related party on the Consolidated Balance Sheet as of December 31, 2022. The Company recorded $6.5 million of cost sharing reimbursements for LRRK2 Development Activities as an offset to research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

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

As of December 31, 2023, the Company had earned $5.0 million in option fee payments, but had not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.

Sanofi
In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule CNS and peripheral receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitors contributed by Sanofi and by the Company will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 at which time Sanofi paid the Company an upfront payment of $125.0 million which was included in the transaction price at inception. Under the Sanofi Collaboration Agreement, the Company is eligible to receive milestone payments from Sanofi up to approximately $1.1 billion upon achievement of certain clinical, regulatory and sales milestone events. Such milestone payments include $215.0 million in clinical milestone payments and $385.0 million in regulatory milestone payments for CNS Products, as defined, that are developed and approved in the United States, by the European Medicines Agency ("EMA") and in Japan for three indications, including Alzheimer's disease. These milestones also include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, Europe and Japan for three indications.
The Company will share profits and losses equally with Sanofi for CNS Products sold in the United States and China, and receive variable royalties on net sales for CNS Products sold outside of the United States and China and for Peripheral Products sold worldwide.
The Company and Sanofi are jointly developing CNS Products pursuant to a global development plan. The Company is responsible, at its own cost, for conducting Phase 1 and Phase 2 trials for CNS Products in Alzheimer’s disease and any activities required to support such clinical trials and specific for Alzheimer’s disease ("Denali CNS Development Activities"). Other than the Denali CNS Development Activities, Sanofi is responsible, at its cost, for all other Phase 1 and Phase 2 trials for CNS Products, including ALS and MS. Sanofi will lead the conduct of all Phase 3 and later stage development trials for CNS Products, with Sanofi and the Company funding 70% and 30% of such costs, respectively. Sanofi will also lead the commercialization activities globally for CNS Products, subject to certain options that the Company has to conduct co-commercialization activities with respect to each CNS Product in the United States and China.
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

The respective standalone value for each of the performance obligations was determined by applying the SSP method and the transaction price at inception was allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery or the provision of services. During the year ended December 31, 2023, a $25.0 million milestone payment was triggered upon the commencement of dosing in a Phase 2 study of SAR443820/DNL788, in individuals with MS. During the years ended December 31, 2022 and 2021, the Company earned clinical milestones of $50.0 million and $15.0 million, respectively. These milestones were recognized in collaboration revenue from customers in the Consolidated Statement of Operations and Comprehensive Loss during for the years ended December 31, 2023, 2022 and 2021, respectively, since the associated performance obligation has been satisfied.

The Company used an adjusted market assessment approach to estimate the selling price for the program licenses, and an expected cost plus margin approach for estimating the Alzheimer’s Disease Services and the Retained Activities. The program licenses and existing know-how were delivered on the effective date of the Sanofi Collaboration Agreement, and as such upfront revenue allocated to these performance obligations were recognized at this time. Further, clinical milestones are recognized as earned since these relate to the underlying program licenses previously delivered. The Alzheimer’s Disease Services and the Retained Activities were expected to be delivered over time as the services are performed. For the Alzheimer's Disease Services, revenue was recognized over time using the input method, based on costs incurred to perform the services, since the level of costs incurred over time was thought to best reflect the transfer of services to Sanofi. For the Retained Activities, revenue was recognized over time using the output method, based on amounts invoiced to Sanofi, since this is believed to directly correlate to the value of the services performed. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and no contract liability remains on the Consolidated Balance Sheets as of December 31, 2023 or 2022. The Company did not record any receivable associated with the Sanofi Collaboration Agreement on the Consolidated Balance Sheets as of December 31, 2023 or 2022.
In assessing the Sanofi Collaboration Agreement, management exercised considerable judgment in estimating revenue to be recognized. Management applied judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.

As of December 31, 2023, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda
Takeda Collaboration Agreement

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by the Company's BBB delivery technology and intended for the treatment of neurodegenerative disorders. The programs subject to the Takeda Collaboration Agreement were the Company’s ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. In February 2019, the agreement was amended to replace the ATV:BACE1/Tau program with the ATV:Tau program. The amendment did not have a material impact to the consolidated financial statements. In March 2022, Takeda and the Company agreed to terminate activity on the ATV:Tau program over which Takeda had an option to develop and commercialize jointly with the Company. Subsequent to the ATV:Tau termination, total preclinical milestone payments that Takeda owed under the Takeda Collaboration Agreement was $55.0 million for all three programs, all of which had been earned and received as of December 31, 2022.

Pursuant to the terms of the Takeda Collaboration Agreement, the Company entered into a common stock purchase agreement with Takeda on January 3, 2018, pursuant to which Takeda purchased 4,214,559 shares of the Company’s common stock on February 23, 2018 for an aggregate purchase price of $110.0 million, which included a $15.6 million stock premium.

Under the Takeda Collaboration Agreement and unless otherwise agreed jointly between both parties, the Company was responsible, at its cost, for conducting activities relating to pre-IND development of biologic products directed to the three identified targets and enabled by its BBB delivery technology targeting TfR during the applicable research period.
Subsequent to Takeda exercising its option with respect to a particular target and collaboration program (i.e., the biologic products directed to the target for which Takeda has exercised its option), Takeda has the right to develop and commercialize, jointly with the Company, a specified number of biologic products enabled by its BBB delivery technology that were developed during the research period and which are directed to the relevant target, and the Company grants to Takeda a co-exclusive license under the intellectual property the Company controls related to those biologic products.
The Company believes that the Takeda Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Arrangements. Further, during the research period, the Company believes that the arrangement was a contract with a customer as defined in ASC 606, Revenue From Contracts With Customers. The Takeda Collaboration Agreement and the Stock Purchase Agreement were accounted for as one arrangement because they were entered into at the same time with interrelated financial terms.

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

The transaction price at inception included fixed consideration consisting of the upfront fee of $40.0 million, the $15.6 million premium on the sale of common stock, and the first preclinical milestone payment of $5.0 million. The transaction price also included variable consideration of $26.0 million relating to future milestones that were not constrained upon inception and have since all been met and received. Transaction price has also subsequently increased by $24.0 million since inception pertaining to further preclinical milestones earned that had previously been constrained. Revenue was recognized over time using the input method, based on costs incurred to perform the research services, and all revenue under the Takeda Collaboration Agreement was recognized prior to December 31, 2022.
The Company did not record any product sales and there are no remaining performance obligations under the initial Takeda Collaboration Agreement. The Takeda Collaboration Agreement was superseded by the PTV:PGRN and ATV:TREM2 Collaboration Agreements subsequent to opt-in for the two programs, recognition of all preclinical milestones, and termination of the ATV:Tau program.

PTV:PGRN and ATV:TREM2 Collaboration Agreements

In November and December 2021, Takeda exercised its options to jointly develop and commercialize the PTV:PGRN and ATV:TREM2 programs, respectively, triggering the option fee of $5.0 million for each program, which formed the transaction price at contract inception for each contract. Management determined that the opt-in by Takeda on the PTV:PGRN and ATV:TREM2 programs represent two new contracts with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement" and the "ATV:TREM2 Collaboration Agreement"), both effective in December 2021 upon payment of the respective option fees. From inception of the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement through December 31, 2023, there was no change to the terms of either agreement. For each contract, the Company identified a single performance obligation under ASC 606, and initially one unit of account under ASC 808 associated with each of the PTV:PGRN and ATV:TREM2 Collaboration Agreements. The performance obligation is the delivery of a co-exclusive license under the intellectual property the Company controls related to the PTV:PGRN or ATV:TREM2 program ("PTV:PGRN Technology License" or "ATV;TREM2 Technology License"), and the unit of account is the obligation to share in responsibility and costs for global development of PTV:PGRN or ATV:TREM2 Products pursuant to a mutually agreed upon development plan and budget ("PTV:PGRN Development Activities" or "ATV:TREM2 Development Activities"), which both include JSC involvement. The PTV:PGRN Development Activities and JSC participation, and the ATV:TREM2 Development Activities and JSC participation are each considered to be single units of account since the activities are highly interrelated with the JSC involvement and these are not distinct in the context of the contract.
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
The entire transaction price of $5.0 million on inception was allocated to the underlying Technology License in each Collaboration Agreement, which was delivered on or around the effective date of the respective Collaboration Agreement, with the revenue allocated to this performance obligation recognized during the year ended December 31, 2021. During the year ended December 31, 2023, a $10.0 million milestone was triggered upon achievement of a specified clinical milestone in the Phase 1/2 clinical trial of TAK-594/DNL593 in patients with FTD-GRN, which was recognized in collaboration revenue from customers in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2023 since the associated performance obligation has been satisfied.
The Development Activities cost sharing reimbursements or expenses will be recognized over time as earned or incurred, since this is believed to directly correlate to the value of the services performed. The Company recorded $7.1 million, $11.3 million, and $7.7 million of cost sharing reimbursements for PTV:PGRN, and $5.1 million, $6.9 million, $6.0 million of cost sharing reimbursements for ATV:TREM2 Development Activities for the years ended December 31, 2023, 2022, and 2021 respectively, as offsets to research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss. Cost sharing reimbursements of $2.7 million and $8.9 million are recorded as receivables on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

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
As of December 31, 2023, the Company had earned $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and the ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Takeda Collaboration Agreement:
Takeda Collaboration Agreement Services(1)	$—	$51,916	$19,921
PTV:PGRN Collaboration Agreement	10,000	—	5,000
ATV:TREM2 Collaboration Agreement	—	—	5,000
Total Takeda Collaboration Revenue	10,000	51,916	29,921
Sanofi Collaboration Agreement:
CNS Program License	25,000	40,000	—
Peripheral Program License	—	10,000	15,000
Alzheimer's Disease Services(2)	—	3,398	4
Total Sanofi Collaboration Revenue	25,000	53,398	15,004
Biogen Collaboration Agreement:
ATV:Abeta Program License(3)	293,912	—	—
Option Research Services(2)	1,619	3,149	3,736
Total Biogen Collaboration Revenue	295,531	3,149	3,736
Total Collaboration Revenue	$330,531	$108,463	$48,661
_________________________________________________
(1)Revenue of $27.9 million and $15.9 million for the years ended December 31, 2022 and 2021 was included in the contract liability balance at the beginning of the year.
(2)Revenue for all periods presented was included in the contract liability balance at the beginning of the respective year.
(3)Revenue of $288.9 million for the year ended December 31, 2023 was included in the related-party contract liability balance at the beginning of the period.
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

The Company may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In addition, the Company may owe royalties on net sales of licensed products ranging from low to high single-digit percentages. In the year ended December 31, 2022, the Company paid Genentech two clinical milestone payments of $7.5 million and $5.0 million, triggered upon the commencement of dosing in the global Phase 2b LUMA study to evaluate the efficacy and safety of BIIB122/DNL151, and the commencement of dosing in the global Phase 3 LIGHTHOUSE study to evaluate the efficacy and safety profile of BIIB122/DNL151, respectively, by the Company's collaboration partner Biogen. Biogen is responsible for 50% of any payment obligation to Genentech under the Biogen Collaboration Agreement, including these clinical milestones, and accordingly $6.3 million of research and development expense was recognized in the year ended December 31, 2022 in the Consolidated Statements of Operations and Comprehensive Loss. No expenses were recognized under the Genentech License Agreement in the years ended December 31, 2023 or 2021.
To date, the Company has made payments to Genentech of $25.0 million in the aggregate, including an upfront fee, a technology transfer fee and three clinical milestone payments, with $18.8 million of this recorded as research and development expense as incurred, net of cost sharing reimbursements from Biogen.
7.    Balance Sheet Components
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	As of December 31,
	2023	2022
Accounts receivable and other receivables	$3,420	$9,282
Prepaid clinical research & development costs	10,178	8,895
Prepaid manufacturing and other research & development costs	12,192	13,834
Other prepaid assets and other current assets	3,836	4,093
Total prepaid expenses and other current assets	$29,626	$36,104
Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2023	2022
Leasehold improvements	$41,238	$43,698
Laboratory equipment	36,985	34,419
Manufacturing equipment	9,722	—
Computer equipment and purchased software	1,741	1,605
Furniture and fixtures	1,906	1,580
Total property and equipment	91,592	81,302
Less: accumulated depreciation	(46,003)	(37,215)
Total property and equipment, net	$45,589	$44,087
Depreciation expense was $16.7 million, $10.4 million and $8.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation expense for the year ended December 31, 2023 includes $7.9 million of accelerated depreciation on leasehold improvements due to the Company terminating the previous SLC Lease in March 2023.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	As of December 31,
	2023	2022
Accrued compensation	$21,590	$17,087
Accrued clinical and other research & development costs	19,035	16,297
Accrued manufacturing costs	15,462	22,307
Operating lease liability, current	7,260	7,318
Other accrued costs and current liabilities	5,152	3,682
Total accrued expenses and other current liabilities	$68,499	$66,691
8.    Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), a 148,020 rentable square feet building in South San Francisco, California (the "Headquarters"). The Headquarters Lease has a contractual term of 10 years from the legal commencement date, which was April 1, 2019 when the building was ready for occupancy. For accounting purposes, the lease commencement date was determined to be August 1, 2018, which was the date at which the Company was deemed to have obtained control over the property. The Company has an option to extend the lease term for a period of ten years by giving the landlord written notice of the election to exercise the option at least nine months, but not more than twelve months, prior to the expiration of the Headquarters Lease Amendment lease term. The Company determined that this renewal was not reasonably certain at lease inception.
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

In August 2021, the Company entered into an operating lease for laboratory, office and warehouse facilities in Salt Lake City, Utah. In March 2023, the Company terminated this operating lease, which resulted in the recognition of $7.9 million of accelerated depreciation on leasehold improvements during the year ended December 31, 2023. The lease had not commenced for accounting purposes.

In April 2023, the Company entered into a new operating lease in Salt Lake City for a 59,336 square foot laboratory, office and warehouse premises (the "SLC Lease") with a contractual term of approximately 15 years upon commencement, and future undiscounted lease payments of approximately $13.4 million, which was subsequently amended in October 2023. The Company has the option to extend the lease term for a period of ten years at the end of the lease term. For accounting purposes, the SLC Lease, as amended, had not commenced as of December 31, 2023 since the landlord had not yet made the underlying asset available for use by the Company, and as such, no lease liability or ROU asset has been recorded on the Consolidated Balance Sheet as of December 31, 2023, and no operating lease expense has been recorded for the year ended December 31, 2023.

Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease, the lease consideration, and the commencement date of the lease, and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rates of our operating leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rate, management considers observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the leases recognized under ASC 842 during the year ended December 31, 2023.
Operating lease costs, including variable ~~l~~ease costs recognized under ASC 842, were $12.4 million, $12.0 million, and $11.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table contains a summary of other information pertaining to the Company’s operating leases for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities	$11,345	$11,189	$10,336

	As of December 31,
	2023	2022	2021
Weighted average remaining lease term	5.3 years	6.2 years	7.3 years
Weighted average discount rate	9.0%	8.9%	9.0%
The following table reconciles the undiscounted lease payments under our operating leases to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2023 (in thousands):

Year Ended December 31:
2024	$11,417
2025	11,793
2026	12,182
2027	12,584
2028	13,001
Thereafter	4,381
Total undiscounted lease payments	65,358
Present value adjustment	(13,117)
Net operating lease liabilities	$52,241

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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is not expected to be before November 2029. As of December 31, 2023 and 2022, the Company had total non-cancellable purchase commitments under the DMSA of $37.6 million and $32.3 million, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Company incurred costs of $39.5 million, $28.6 million, and $17.4 million, respectively, and made payments of $37.1 million, $23.9 million, and $14.9 million respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $34.8 million and $9.6 million, as of December 31, 2023 and 2022, respectively, with certain amounts subject to cost sharing with Takeda. Further, the Company had other commitments of $1.6 million as of both December 31, 2023 and 2022, respectively, and a purchase commitment related to manufacturing equipment for the SLC Facility of $5.6 million as of December 31, 2022. There is no purchase commitment related to manufacturing equipment for the SLC Facility as of December 31, 2023.
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
The 2017 Plan provides that the number of shares reserved and available for issuance under the 2017 Plan will automatically increase each January 1, beginning on January 1, 2019, by the lesser of (i) 10.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In January 2023, common stock available for issuance under the 2017 Plan was increased by approximately 6.8 million shares as a result of this automatic increase provision. As of December 31, 2023 and 2022, there were approximately 12.5 million and 9.9 million common shares available for the Company to grant under the 2017 Plan, respectively.
Stock Option Activity
The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	14,673,717	$27.03	6.24	$127,865
Granted	3,482,231	27.51
Exercised	(916,235)	13.01
Forfeited	(749,162)	39.64
Balance at December 31, 2023	16,490,551	$27.34	5.97	$61,982
Vested and expected to vest at December 31, 2023	15,680,680	$28.72	6.23	$45,153
Exercisable at December 31, 2023	10,918,798	$25.93	5.14	$45,085
Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $12.1 million, $12.6 million, and $47.9 million as of December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022, and 2021 the weighted-average grant-date fair value of the options vested was $24.30, $23.96, and $11.83 per share, respectively. The weighted-average grant date fair value of all options granted during the years ended December 31, 2023, 2022 and 2021 was $17.95, $26.00, and $41.30 per share, respectively.

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
The following assumptions were used in estimating the fair value of grants during the:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	67.6% - 69.6%	65.1% - 66.3%	61.0% - 63.4%
Risk-free interest rate	3.4% - 4.8%	1.5% - 4.3%	0.5% - 1.3%
Dividend yield	—	—	—
Restricted Stock Activity
We grant restricted stock units ("RSUs") under the 2017 Plan. The fair value of restricted stock underlying the RSUs is determined based on the closing market price of the Company's common stock on the date of grant.

Aggregated information regarding RSUs granted under the Plan for the year ended December 31, 2023 is summarized below:

	Number of Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2022	3,330,654	$41.39
Granted	1,855,090	27.38
Vested and released	(1,187,054)	38.60
Forfeited	(363,533)	36.89
Unvested and expected to vest at December 31, 2023	3,635,157	$35.60
The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by outstanding RSUs as of December 31, 2023. The total intrinsic value of RSUs expected to vest was $78.0 million as of December 31, 2023. During the years ended December 31, 2022 and 2021 the weighted-average grant-date fair value of RSUs granted was $37.55 and $68.30, respectively. The total fair value of RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $31.6 million, $29.4 million, and $39.8 million, respectively.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$62,901	$60,196	$50,036
General and administrative	45,201	39,651	35,211
Total	$108,102	$99,847	$85,247
As of December 31, 2023, total unamortized stock-based compensation expense was $179.7 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.4 years.
There was no tax benefit realized related to awards vested or exercised during the years ended December 31, 2023, 2022 and 2021. There is no tax benefit on total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 since the company has recorded a full valuation allowance on all deferred tax assets.
10.    Defined Contribution Plan
The Company sponsors a 401(k) retirement savings plan for the benefit of its employees, including Denali's named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $3.2 million, $2.8 million and $2.3 million for the years ended December 31, 2023, 2022, and 2021 respectively.

11.    Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$—	$—	$—
U.S. State	—	7	(576)
Foreign	30	14	1
Total Current	$30	$21	$(575)

Deferred:
U.S. Federal	$—	$—	$—
U.S. State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Taxes at the U.S. statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(27.3)	(25.1)	(28.2)
Research tax credits	14.5	4.9	4.1
Stock-based compensation	(3.2)	(0.5)	3.2
Nondeductible acquisition-related costs	(3.5)	—	—
Impact of IRC 162m	(0.7)	—	—
Other	(0.8)	(0.4)	0.1
Total provision for income taxes	—%	(0.1)%	0.2%

Deferred Income Taxes
The components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$89,273	$67,492
Tax credit carryforwards	95,808	69,562
Research expense capitalization	119,349	61,869
Contract liabilities	—	70,824
Operating lease liabilities	12,663	14,712
Stock-based compensation	53,226	44,473
Accruals and other	17,453	18,381
Gross deferred tax assets	387,772	347,313
Valuation allowance	(375,795)	(332,580)
Net deferred tax assets	11,977	14,733
Deferred tax liabilities:
Property and equipment	(5,663)	(7,314)
Operating lease right-of-use assets	(6,314)	(7,419)
Net deferred tax assets	$—	$—
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2023 and 2022. There was an increase in the net valuation allowance of $43.2 million during the year ended December 31, 2023.
As of December 31, 2023, the Company has federal net operating loss (“NOL”) carryforwards of approximately $290.6 million, which are available to reduce future taxable income, and has federal R&D and orphan drug tax credits of approximately $53.1 million and $37.4 million respectively, both of which may be used to offset future tax liabilities. The federal NOL and federal tax credit carryforwards will begin to expire in 2034. The Company also has state NOL carryforwards of approximately $403.2 million, which are available to reduce future taxable income, and has state tax credits of approximately $37.2 million which may be used to offset future tax liabilities. The state NOL will begin to expire in 2031 and the state tax credit carryforwards will be carried forward indefinitely.
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022	2021
Unrecognized tax benefits at January 1	$19,371	$13,699	$8,139
Additions for tax positions taken in a prior year	168	135	1,042
Additions for tax positions taken in the current year	6,636	5,537	4,725
Reductions for tax positions taken in the prior year	—	—	(207)
Unrecognized tax benefits at December 31	$26,175	$19,371	$13,699
If recognized, none of the unrecognized tax benefits would reduce the effective tax rate for the year ended December 31, 2023. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2023, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
12.    Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(145,224)	$(325,991)	$(290,581)
Denominator:
Weighted average number of shares outstanding, basic and diluted	137,370,897	125,530,703	121,524,795
Net loss per share, basic and diluted	$(1.06)	$(2.60)	$(2.39)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Potentially dilutive securities, including all options issued and outstanding, ESPP shares issuable, and restricted shares subject to future vesting, that were not included in the diluted per share calculations for all periods presented because they would be anti-dilutive totaled approximately 20.5 million, 18.2 million, and 16.5 million shares as of December 31, 2023, 2022, and 2021, respectively.

13.    Subsequent events
Collaboration and Development Funding Agreement
In January 2024, the Company entered into a Collaboration and Development Funding Agreement with an unrelated third party, pursuant to which this third party will provide $75.0 million of funding and collaborate with the Company to conduct a global Phase 2a study of BIIB122/DNL151 in patients with Parkinson’s disease and confirmed pathogenic variants of LRRK2.

Pursuant to this agreement, an upfront payment of $12.5 million was received in January 2024, with the remainder to be paid based on time and operational milestones in the study. After the full $75.0 million investment has been made, the third party will be eligible to receive low single-digit royalties from Denali on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease, with royalty amounts varying based on the scope of the label.
Private Investment in Public Equity ("PIPE") financing
On February 27, 2024, the Company entered into a securities purchase agreement with certain investors for the private placement of (i) 3,244,689 shares of Denali's common stock at a price of $17.07 per share and (ii) pre-funded warrants to purchase an aggregate of 26,046,065 shares of Denali's common stock at a purchase price of $17.06 per pre-funded warrant, which represents the per share price for the common stock less the $0.01 exercise price.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Denali Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Denali Therapeutics Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Denali Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Mateo, California
February 27, 2024

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As disclosed in the table below, during the fourth quarter of 2023, certain of our directors adopted a “Rule 10b5-1 trading arrangement”. This plan provides for the sale of our common stock and is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(1)	Maximum Total Shares of Common Stock to be Sold Under the Plan(2)
Steve Krognes	Director	12/1/2023	3/1/2025	282,500
__________________________________________________
(1)The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
(2)This amounts represents the maximum total shares that could be sold under the plan, but the amounts may change for executive officers due to the sale of shares to satisfy tax withholding requirements.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter ended December 31, 2023.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2023, and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.2	12/12/2017
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-221522	4.2	11/27/2017
4.2	Form of Indenture.	S-3ASR	333-263107	4.3	2/28/2022
4.3	Form of Pre-Funded Warrant	8-K	001-38311	4.1	2/27/24
4.4	Description of the Registrant’s Common Stock.	—	—	—	Filed herewith
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-221522	10.1	11/27/2017
10.2+	2015 Stock Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-221522	10.2	11/13/2017
10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-221522	10.3	11/27/2017
10.4+	2017 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-221522	10.4	12/7/2017
10.5+	Offer Letter between the Registrant and Ryan J. Watts, Ph.D., dated November 10, 2017.	S-1	333-221522	10.5	11/13/2017
10.6+	Offer Letter between the Registrant and Alexander O. Schuth, M.D., dated November 10, 2017.	S-1	333-221522	10.6	11/13/2017
10.8+	Offer Letter between the Registrant and Carole Ho, M.D., dated November 10, 2017.	S-1	333-221522	10.8	11/13/2017
10.9	Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated September 24, 2015.	S-1	333-221522	10.9	11/13/2017
10.10Ü	Exclusive License Agreement between the Registrant and Genentech, Inc., dated June 17, 2016.	S-1	333-221522	10.10	11/13/2017
10.11Ü	License and Collaboration Agreement between the Registrant, F-star Gamma Limited, F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H. and F-star Biotechnology Limited, dated August 24, 2016.	S-1	333-221522	10.11	11/13/2017
10.12Ü	Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017.	S-1	333-221522	10.12	11/13/2017
10.12.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated January 18, 2018.	10-K	001-38311	10.12.1	3/19/2018
10.12.2#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated July 2, 2018.	10-Q	001-38311	10.1	11/8/2018
10.12.3#	Amendment No. 4 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated August 30, 2018.	10-Q	001-38311	10.2	11/8/2018
10.12.4#	Amendment No. 5 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated August 6, 2019.	10-K	001-38311	10.12.4	2/26/2021

10.12.5#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 11, 2020.	10-K	001-38311	10.12.5	2/26/2021
10.12.6#	Amendment No. 6 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated December 8, 2020.	10-K	001-38311	10.12.6	2/26/2021
10.12.7	Amendment No. 7 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated March 29, 2021.	10-K	001-38311	10.12.7	2/27/2023
10.12.8#	Amendment No. 8 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 8, 2022.	10-K	001-38311	10.12.8	2/27/2023
10.12.9	Amendment No. 9 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated December 7, 2022.	10-K	001-38311	10.12.9	2/27/2023
10.13+	Amended and Restated Key Executive Change in Control and Severance Plan.	10-Q	001-38311	10.6	11/5/2020
10.14+	Executive Incentive Compensation Plan.	S-1	333-221522	10.14	11/13/2017
10.15+	Amended and Restated Outside Director Compensation Policy.	10-K	001-38311	10.15	2/28/2022
10.16#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K/A	001-38311	10.16	7/13/2018
10.17	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.17	3/19/2018
10.18	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.	10-K	001-38311	10.18	3/19/2018
10.19	First Amendment to Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated May 2, 2018.	10-Q	001-38311	10.1	8/9/2018
10.20Ü	Amended and Restated Gamma IP License Agreement between the Registrant and F-star Gamma Limited, dated August 24, 2016.	10-Q/A	001-38311	10.2	12/6/2018
10.21Ü	Side Letter between the Registrant and F-star Gamma Limited, dated May 21, 2018.	10-Q	001-38311	10.3	8/9/2018
10.22Ü	Share Purchase Agreement between the Registrant and F-star Gamma Limited, dated May 30, 2018.	10-Q/A	001-38311	10.4	12/6/2018
10.23#	Collaboration and License Agreement between registrant and Genzyme Corporation ("Sanofi"), dated October 29, 2018.	10-K	001-38311	10.25	3/12/2019
10.24	Common Stock Purchase Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.1	11/5/2020
10.25#	Provisional LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.2	11/5/2020
10.26	Standstill and Stock Restriction Agreement between the Registrant and Biogen Inc., dated September 22, 2020.	10-Q	001-38311	10.3	11/5/2020
10.27#	Definitive LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated October 4, 2020.	10-Q	001-38311	10.4	11/5/2020
10.28#	Definitive Right of First Negotiation, Option and License Agreement between the Registrant and Biogen Inc., dated October 6, 2020.	10-Q	001-38311	10.5	11/5/2020
10.29#	Side Letter between the Registrant and F-star Gamma Limited, dated June 30, 2021.	10-Q	001-38311	10.1	8/4/2021

10.30	Equity Distribution Agreement, dated February 28, 2022 between the Registrant and Goldman Sachs & Co. LLC, SVB Securities LLC and Cantor Fitzgerald & Co.	S-3ASR	333-263107	1.2	2/28/2022
10.31#	Amendment to Definitive LRRK2 Agreement and Waiver of and Amendment to Right of First Negotiation, Option, and License Agreement.	10-Q	001-38311	10.1	11/7/2023
10.32	Securities Purchase Agreement, dated February 27, 2024, by and among the Company and the Purchasers named therein	8-K	001-38311	10.1	2/27/24
10.33	Nominating Agreement by and among the Company and Investor	8-K	001-38311	10.2	2/27/24
10.34	Compensation Recovery Policy (“Clawback Policy”)	—	—	—	Filed herewith
10.35	Denali Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities as amended through March 31, 2023	—	—	—	Filed herewith
21.1	Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Filed herewith

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

DENALI THERAPEUTICS INC.

Date:	February 27, 2024	By:	/s/ Ryan J. Watts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan J. Watts	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Ryan J. Watts, Ph.D.

/s/ Alexander O. Schuth	Chief Operating and Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Alexander O. Schuth, M.D.

/s/ Vicki Sato	Chairperson of our Board of Directors	February 27, 2024
Vicki Sato, Ph.D.

/s/ Jennifer Cook	Director	February 27, 2024
Jennifer Cook

/s/ Jay Flatley	Director	February 27, 2024
Jay Flatley

/s/ Erik Harris	Director	February 27, 2024
Erik Harris

/s/ Peter Klein	Director	February 27, 2024
Peter Klein

/s/ Steve E. Krognes	Director	February 27, 2024
Steve E. Krognes

/s/ David Schenkein	Director	February 27, 2024
David Schenkein, M.D.

/s/ Marc Tessier-Lavigne	Director	February 27, 2024
Marc Tessier-Lavigne, Ph.D.

/s/ Nancy A. Thornberry	Director	February 27, 2024
Nancy A. Thornberry