Form 10-Q
period 2024-03-31
Denali Therapeutics Inc.
filed 2024-05-07
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of April 30, 2024 was 142,609,036. This number does not include 26,046,065 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of April 30, 2024 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in February 2024. See Note 7 — Common Stock to the registrant’s condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$60,574	$127,106
Short-term marketable securities	876,295	907,405
Prepaid expenses and other current assets	36,706	29,626
Total current assets	973,575	1,064,137
Long-term marketable securities	490,723	—
Property and equipment, net	46,863	45,589
Operating lease right-of-use asset	25,309	26,048
Other non-current assets	44,621	18,143
Total assets	$1,581,091	$1,153,917
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,855	$9,483
Accrued clinical and other research & development costs	19,956	19,035
Accrued manufacturing costs	16,720	15,462
Other accrued costs and current liabilities	5,986	5,152
Accrued compensation	8,053	21,590
Operating lease liability, current	7,512	7,260
Deferred research funding liability, current	12,500	—
Total current liabilities	82,582	77,982
Operating lease liability, less current portion	43,034	44,981
Total liabilities	125,616	122,963
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 142,512,856 shares and 138,385,498 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,751	1,711
Additional paid-in capital	2,673,033	2,144,811
Accumulated other comprehensive income (loss)	(1,296)	643
Accumulated deficit	(1,218,013)	(1,116,211)
Total stockholders' equity	1,455,475	1,030,954
Total liabilities and stockholders’ equity	$1,581,091	$1,153,917
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue:
Collaboration revenue from customers(1)	$—	$35,141
Total collaboration revenue	—	35,141
Operating expenses:
Research and development(2)	107,016	128,816
General and administrative	25,236	27,140
Total operating expenses	132,252	155,956
Gain from divestiture of small molecule programs	14,537	—
Loss from operations	(117,715)	(120,815)
Interest and other income, net	15,913	11,034
Net loss	(101,802)	(109,781)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(1,939)	4,369
Comprehensive loss	$(103,741)	$(105,412)
Net loss per share, basic and diluted	$(0.68)	$(0.80)
Weighted average number of shares outstanding, basic and diluted	149,404,188	136,524,528
__________________________________________________
(1)Includes related-party collaboration revenue from customers of $0.1 million for the three months ended March 31, 2023.
(2)Includes expenses for cost sharing payments due to a related party of $4.2 million for the three months ended March 31, 2023.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	135,965,918	$1,686	$2,018,617	$(6,886)	$(970,987)	$1,042,430
Issuances under equity incentive plans	204,308	2	1,602	—	—	1,604
Vesting of restricted stock units	571,401	6	(6)	—	—	—
Stock-based compensation	—	—	28,084	—	—	28,084
Net loss	—	—	—	—	(109,781)	(109,781)
Other comprehensive income	—	—	—	4,369	—	4,369
Balance at March 31, 2023	136,741,627	$1,694	$2,048,297	$(2,517)	$(1,080,768)	$966,706

Balance at December 31, 2023	138,385,498	$1,711	$2,144,811	$643	$(1,116,211)	$1,030,954
Issuance of common stock and pre-funded warrants, net of issuance costs of $480K	3,244,689	32	499,221	—	—	499,253
Issuances under equity incentive plans	130,214	1	1,021	—	—	1,022
Vesting of restricted stock units	752,455	7	(7)	—	—	—
Stock-based compensation	—	—	27,987	—	—	27,987
Net loss	—	—	—	—	(101,802)	(101,802)
Other comprehensive loss	—	—	—	(1,939)	—	(1,939)
Balance at March 31, 2024	142,512,856	$1,751	$2,673,033	$(1,296)	$(1,218,013)	$1,455,475
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(101,802)	$(109,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,162	10,047
Stock–based compensation expense	27,840	28,084
Net amortization of premiums and (discounts) on marketable securities	(10,516)	(7,853)
Non-cash adjustment to operating lease expense	(957)	(877)
Non-cash gain from divestiture of small molecule programs	(14,537)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(18,766)	(1,789)
Accounts payable	635	3,698
Accruals and other current liabilities	2,321	19,810
Related-party contract liability	—	(141)
Net cash used in operating activities	(113,620)	(58,802)
Investing activities
Purchases of marketable securities	(834,157)	(523,714)
Purchases of property and equipment	(2,150)	(2,786)
Maturities and sales of marketable securities	383,120	433,785
Net cash used in investing activities	(453,187)	(92,715)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs of $480K	499,253	—
Proceeds from exercise of awards under equity incentive plans	1,022	1,604
Net cash provided by financing activities	500,275	1,604
Net decrease in cash, cash equivalents and restricted cash	(66,532)	(149,913)
Cash, cash equivalents and restricted cash at beginning of period	128,681	219,544
Cash, cash equivalents and restricted cash at end of period	$62,149	$69,631
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$—	$4
Equity consideration received in the divestiture of small molecule programs (Note 10)	$15,000	$—
Property and equipment purchases accrued but not yet paid	$1,947	$6,075
Issuance costs incurred but not yet paid	$394	$—

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

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024 (the "2023 Annual Report on Form 10-K"). The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the audited annual consolidated financial statements as of and for the period then ended. Certain information and footnote disclosures typically included in the Company's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards, if any, discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2024 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2023 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2023 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the Company had no off-balance sheet concentrations of credit risk.

The Company is subject to a number of risks similar to other clinical-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Further, the company is also subject to broad market risks and uncertainties resulting from recent events, such as bank failures or instability in the financial services sector, global pandemics, war and armed conflicts, inflation, rising interest rates, and recession risks as well as supply chain and labor shortages.
Segments

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources.

Investments
Investments in equity securities may be accounted for using (i) the fair value option, if elected, (ii) fair value through earnings if fair value is readily determinable or (iii) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable. The election to use the measurement alternative is made for each eligible investment.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are reported at fair value.
Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Condensed Consolidated Balance Sheets and $1.6 million of restricted cash for the letter of credit for the Company’s headquarters building lease which is included within other non-current assets in the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.
Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, or short-term marketable securities on the Condensed Consolidated Balance Sheets, are considered available-for-sale, and are reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.

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
Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. The weighted-average common shares outstanding as of March 31, 2024 includes pre-funded warrants to purchase shares of common stock that were issued in connection with the February 2024 private placement, as discussed further below in Note 7 - "Common Stock".
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

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$41,297	$—	$—	$41,297
Short-term marketable securities:
U.S. government treasuries	829,409	—	—	829,409
Corporate debt securities	—	1,079	—	1,079
Commercial paper	—	45,807	—	45,807
Long-term marketable securities:
U.S. government treasuries	475,196	—	—	475,196
Corporate debt securities	—	15,527	—	15,527
Total	$1,345,902	$62,413	$—	$1,408,315

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$121,034	$—	$—	$121,034
Short-term marketable securities:
U.S. government treasuries	869,172	—	—	869,172
U.S. government agency securities	—	7,086	—	7,086
Commercial paper	—	31,147	—	31,147
Total	$990,206	$38,233	$—	$1,028,439

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels for the three months ended March 31, 2024 or 2023.

3.    Marketable Securities
All marketable securities were considered available-for-sale at March 31, 2024 and December 31, 2023. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$829,902	$51	$(544)	$829,409
Corporate debt securities	1,079	—	—	1,079
Commercial paper	45,807	—	—	45,807
Total short-term marketable securities	876,788	51	(544)	876,295
Long-term marketable securities:
U.S. government treasuries(2)	475,612	—	(416)	475,196
Corporate debt securities(3)	15,562	—	(35)	15,527
Total long-term marketable securities	491,174	—	(451)	490,723
Total	$1,367,962	$51	$(995)	$1,367,018
__________________________________________________
(1)Unrealized holding losses on 23 securities with an aggregate fair value of $572.9 million.
(2)Unrealized holding losses on 14 securities with an aggregate fair value of $475.2 million.
(3)Unrealized holding losses on 4 securities with an aggregate fair value of $15.5 million.

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
As of March 31, 2024 and December 31, 2023, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of March 31, 2024 or December 31, 2023. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of March 31, 2024, all of the Company’s marketable securities have an effective maturity of less than two years.

4.    Acquisition and Research Funding Collaboration Agreement
Acquisition of F-star Gamma
In August 2016, the Company entered into a License and Collaboration Agreement (“F-star Collaboration Agreement”) with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-und Entwicklungsges M.B.H ("F-star GmbH") and F-star Biotechnology Limited ("F-star Ltd") (collectively, “F-star”) to leverage F-star’s modular antibody technology and the Company’s expertise in the development of therapies for neurodegenerative diseases. In May 2018, the Company exercised the pre-negotiated option agreement (the "Option Agreement") under the F-star Collaboration Agreement and entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of F-star Gamma and Shareholder Representative Services LLC, pursuant to which the Company acquired all of the outstanding shares of F-star Gamma (the “Acquisition”). The details of the Acquisition are further described in Note 4, "Acquisition", to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.
As of March 31, 2024, the Company had paid consideration of $49.8 million in the aggregate consisting of up-front, preclinical, and clinical contingent consideration, all of which was recorded as research and development expense as incurred. This amount includes a $30.0 million contingent consideration payment which was triggered and recorded as research and development expense in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. This contingent consideration payment fully satisfies the Company's clinical contingent consideration obligations under the Purchase Agreement. There was no contingent consideration expense recognized for the three months ended March 31, 2024.
Collaboration and Development Funding Agreement
On January 29, 2024, the Company entered into a Collaboration and Development Funding Agreement with an unrelated third party, pursuant to which this third party will provide up to $75.0 million of funding and collaborate with the Company to conduct a global Phase 2a study of BIIB122/DNL151 in patients with Parkinson’s disease and confirmed pathogenic variants of LRRK2.
Pursuant to this agreement, an upfront payment of $12.5 million was received in January 2024, with the remainder to be paid based on time and operational milestones in the study. After the full $75.0 million in consideration has been paid, the third party will be eligible to receive low single-digit royalties from the Company on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease.
The Company determined that this arrangement is an R&D funding arrangement under ASC 730. As the third party is sharing in the risk associated with research and development activities with the Company, the development funding is recognized as an obligation to perform contractual services. Accordingly, payments received will be recorded as a liability, and recognized by the Company as a reduction to Research and development expenses over the estimated Phase 2a study period as the underlying research and development costs are incurred. No reduction to research and development expenses was recorded within in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024. As of March 31, 2024, a liability of $12.5 million was recorded within deferred research funding liability, current on the Condensed Consolidated Balance Sheet.

5.    Collaboration Agreements
Biogen

In October 2020, the Company entered into a Definitive Collaboration and License Agreement (“LRRK2 Agreement”), pursuant to which it granted Biogen a license to co-develop and co-commercialize its small molecule LRRK2 inhibitor program (the “LRRK2 Program”), and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”), pursuant to which it granted an option and right of first negotiation to certain of the Company's programs utilizing our TV technology platform, including its amyloid beta program (collectively the "Biogen Collaboration Agreement"), with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”). The details of the Biogen Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the 2023 Annual Report on Form 10-K. In August 2023, the Company and Biogen executed an Amendment (the “Biogen Amendment”) to the Biogen Collaboration Agreement. Pursuant to the Biogen Amendment, the schedule of potential LRRK2 Agreement milestones was amended, while maintaining the same total value of milestones that Denali is eligible to receive. In addition, under the Biogen Amendment, Biogen waived its option right to the second option program and waived its rights of first negotiation for two other TV-enabled programs under the ROFN and Option Agreement. The Company has no remaining performance obligations under the Biogen Collaboration Agreement, and therefore no contract liability remained on the Condensed Consolidated Balance Sheets as of March 31, 2024 or December 31, 2023.

There were no changes to the terms of the Biogen Collaboration Agreement during the three months ended March 31, 2024 or 2023. As of December 31, 2023, Biogen was no longer considered a related party as defined in ASC 850.

The Company recorded $4.8 million and $4.2 million of cost sharing payments to Biogen for LRRK2 development activities in research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023, respectively. Cost sharing payments due to Biogen of $4.8 million and $3.2 million were recorded within accounts payable on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the Company had earned $5.0 million in option fee payments, but had not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of March 31, 2024 or December 31, 2023.

There were no changes to the terms of the Sanofi Collaboration Agreement during the three months ended March 31, 2024 or 2023. As of March 31, 2024, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.

Takeda
PTV:PGRN and ATV:TREM2 Collaboration Agreements
In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"). The details of the Takeda Collaboration Agreement are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K. There are no remaining performance obligations or potential payments remaining under the initial Takeda Collaboration Agreement.
The opt-in by Takeda on the PTV:PGRN and ATV:TREM2 programs represented two new contracts with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement" and the "ATV:TREM2 Collaboration Agreement"), both of which became effective in December 2021. The details of the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.
There were no changes to the terms of the ATV:TREM2 or PTV:PGRN Collaboration Agreements during the three months ended March 31, 2024 or 2023.
The Company recorded $1.2 million and $1.5 million of cost sharing reimbursements for PTV:PGRN development activities, and $0.5 million and $1.7 million for ATV:TREM2 development activities, for the three months ended March 31, 2024 and 2023, respectively, as offsets to research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Cost sharing reimbursements of $1.9 million and $2.7 million were recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Takeda Collaboration Agreement:
PTV:PGRN Collaboration Agreement(1)	$—	$10,000
Total Takeda Collaboration Revenue	—	10,000
Sanofi Collaboration Agreement
CNS Program License(2)	—	25,000
Total Sanofi Collaboration Revenue	—	25,000
Biogen Collaboration Agreement
Option Research Services(3)	—	141
Total Biogen Collaboration Revenue	—	141
Total Collaboration Revenue	$—	$35,141
_________________________________________________
(1)Revenue for the three months ended March 31, 2023 from a specified clinical milestone in the Phase 1/2 clinical of DNL593 in patients with frontotemporal dementia-granulin (FTD-GRN).
(2)Revenue for the three months ended March 31, 2023 from a milestone payment triggered and received in January 2023 upon the commencement of dosing in a Phase 2 study of SAR443820/DNL788 in individuals with multiple sclerosis.
(3)Revenue for the three months ended March 31, 2023 was included in the contract liability balance at the beginning of the period.

6.     Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), as further described in Note 8, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K. In August 2021, the Company entered into an operating lease for laboratory, office and warehouse premises in Salt Lake City, Utah (the “SLC Lease”). In March 2023, the Company terminated the SLC Lease, which resulted in the recognition of $7.9 million of accelerated depreciation on leasehold improvements in the three months ended March 31, 2023.
In April 2023, the Company entered into a new operating lease in Salt Lake City for a 59,336 square foot laboratory, office and warehouse premises with a contractual term of approximately 15 years upon commencement, and future undiscounted lease payments of approximately $13.4 million, which was subsequently amended in October 2023. For accounting purposes, this new lease has not yet commenced, and as such, no lease liability or ROU asset is recorded on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, and no operating lease expense has been recorded on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024.
Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease, the lease consideration, and the commencement date of the lease, and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rates of our operating leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rate, management considers observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the leases recognized under ASC 842 during the three months ended March 31, 2024.
Operating lease costs, including variable costs recognized under ASC 842, was $2.9 million for both the three months ended March 31, 2024 and 2023. The following table contains a summary of other information pertaining to the Company’s operating lease for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities	$2,793	$2,996

	As of March 31,
	2024	2023
Weighted average remaining lease term	5.1 years	6.1 years
Weighted average discount rate	9.0%	9.0%

The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2024 (in thousands):

Year Ended December 31:
2024 (nine months)	$8,624
2025	11,793
2026	12,182
2027	12,584
2028	13,001
Thereafter	4,381
Total undiscounted lease payments	62,565
Present value adjustment	(12,019)
Net operating lease liability	$50,546
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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is not expected to be before November 2029. As of March 31, 2024 and December 31, 2023, the Company had total non-cancellable purchase commitments under the DMSA of $33.1 million and $37.6 million, respectively.
During the three months ended March 31, 2024 and 2023, the Company incurred costs of $16.4 million and $5.2 million, respectively, and made payments of $13.5 million and $3.8 million, respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $34.5 million and $34.8 million, as of March 31, 2024 and December 31, 2023, respectively, with certain amounts subject to cost sharing with Takeda.

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
7.    Common Stock
On February 27, 2024, the Company entered into a securities purchase agreement (the "Purchase Agreement") with certain investors for the private placement of (i) 3,244,689 shares of Denali's common stock at a price of $17.07 per share and (ii) pre-funded warrants to purchase an aggregate of 26,046,065 shares of Denali's common stock (the "Pre-Funded Warrants") at a purchase price of $17.06 per Pre-Funded Warrant, which represents the per share price for the common stock less the $0.01 exercise price. The private placement closed on February 29, 2024, at which time the Company received aggregate net proceeds of approximately $499.3 million, after deducting issuance costs of approximately $0.5 million.

The Pre-Funded Warrants were classified as a component of permanent equity in the Company’s consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. As of March 31, 2024, all of the Pre-Funded Warrants issued in the private placement were outstanding.
8.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 9, "Stock-Based Awards" to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.
Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2024:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2023	16,490,551	$27.34
Granted	4,171,102	20.33
Exercised	(130,214)	7.85
Forfeited	(804,563)	28.50
Balance at March 31, 2024	19,726,876	$25.94
Vested and expected to vest at March 31, 2024	18,917,005	$27.02
Exercisable at March 31, 2024	11,826,599	$26.70

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.08	6.08
Volatility	64.5% - 64.6%	69.1% - 69.6%
Risk-free interest rate	3.9% - 4.0%	3.6% - 4.2%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the three months ended March 31, 2024:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2023	3,635,157	$35.60
Granted	1,919,193	20.23
Vested and released	(752,455)	39.78
Forfeited	(504,807)	28.86
Unvested and expected to vest at March 31, 2024	4,297,088	$28.79
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$16,342	$16,784
General and administrative	11,498	11,300
Total	$27,840	$28,084
9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(101,802)	$(109,781)

Denominator:
Weighted average number of:
Common stock shares outstanding	140,245,132	136,524,528
Private placement pre-funded warrants	9,159,056	—
Total	149,404,188	136,524,528
Net loss per share	$(0.68)	$(0.80)
Potentially dilutive securities, including all options issued and outstanding, ESPP shares issuable, and restricted shares subject to future vesting that were not included in the diluted per share calculations for all periods presented because they would be anti-dilutive totaled approximately 24.4 million and 21.4 million shares as of March 31, 2024 and March 31, 2023, respectively.
10.    Divestiture of Preclinical Small Molecule Programs
On March 1, 2024, the Company divested certain assets, including specified intellectual property, tangible assets, and equipment used to conduct early stage small molecule drug discovery ("Divested Assets") through an Asset Purchase and License Agreement (the "Asset Purchase Agreement") executed with a venture-backed private company ("VBPC"). Additionally, certain of the Company’s employees terminated their employment with the Company and became employees of VBPC.

In exchange for the Divested Assets, the Company received equity consideration in the form of a simple agreement for future equity (“SAFE”), equal to $15.0 million of equity in VBPC’s next financing round or, if VBPC’s next equity financing does not occur prior to December 31, 2024, a number of shares of preferred stock issued in VBPC’s previous round of equity financing prior to this agreement equal to $15.0 million divided by the price per share paid by investors in that previous equity financing. The Company may also be eligible to receive certain win state, development and sales based milestone payments up to approximately $1.2 billion in the form of either cash or equity at the election of VBPC. The Company will also be entitled to receive future royalties on aggregate net sales of any products that bind to certain identified targets, on a product-by-product and country-by-country basis during the periods of time commencing at the time of the first commercial sale of such product in such country, until the later of (i) the expiration of certain related patents, (ii) the expiration of Regulatory Exclusivity, or (iii) ten years after such first commercial sale.

Concurrently, VBPC and the Company also entered into a sublease for 12,985 square feet of office and lab space within the Company's corporate headquarters, and transition and research services agreement ("Service Agreements"). The sublease is expected to commence in May 2024 for a period of approximately ten months, with two optional six month extension periods. The Service Agreements allow Denali to provide access to equipment and provision of certain specified administrative and research services to VBPC for a period up to the end of the sublease term.

This divestiture did not meet the criteria for reporting discontinued operations as the sale does not represent a strategic shift in the Company’s business. The Company recognized a gain on divestiture of approximately $14.5 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2024, representing the difference between the fair value of the consideration received and the carrying amount of the Divested Assets.

The Company recorded the SAFE at $15.0 million based on the expected value of the equity to be received within other non-current assets in the Condensed Consolidated Balance Sheet as of March 31, 2024.

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

•the impact of increased geopolitical uncertainty, a pandemic or other global health emergency, and related global economic disruptions and social conditions on our business;

•expectations regarding the intended use of proceeds from our February 2024 Private Investment in Public Equity ("PIPE") financing; and

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

Our discovery and development strategy is guided by three overarching principles that we believe will significantly increase the probability of success and accelerate the timing to bring effective therapeutics to people living with neurodegenerative and lysosomal storage diseases:

•Degenogenes: Genetic Pathway Realization – each of our programs addresses a molecular target or biological pathway that is genetically validated to cause or increase the risk for neurodegenerative diseases.

•Brain Delivery: Validation and Optionality – we engineer our product candidates to cross the BBB and act directly in the brain. Our proprietary transport vehicle ("TV") platform technology is designed to effectively deliver large therapeutic molecules, such as enzymes, proteins, antibodies, and oligonucleotides, across the BBB after intravenous administration.

•Biomarker-Driven Development and Approval – we discover, develop and use biomarkers to inform dose selection, assess clinical activity, and identify patients most likely to respond to our therapies. We are actively engaged in discussions with health authorities regarding the potential use of biomarkers as primary clinical endpoints to support faster paths to approval.

Our late and mid-stage clinical programs are as follows:
•Tividenofusp alfa (DNL310, ETV:IDS), our lead enzyme replacement therapy ("ERT") program enabled by our Enzyme Transport Vehicle ("ETV"), is designed to cross the BBB and restore duronate 2-sulfatase ("IDS") and reduce glycosaminoglycans ("GAGs"), both peripherally and in the brain, in individuals with mucopolysaccharidosis II ("MPS II" or "Hunter syndrome");

•DNL343, our eukaryotic initiation factor 2 B ("eIF2B") activator program to address diseases such as amyotrophic lateral sclerosis ("ALS") and frontotemporal dementia ("FTD");

•BIIB122/DNL151, our leucine-rich repeat kinase 2 ("LRRK2") inhibitor program, being developed in collaboration with Biogen, to address Parkinson’s disease ("PD");

•SAR443820/DNL788, our CNS-penetrant receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitor program, being developed in collaboration with Sanofi, to address neurological diseases such as multiple sclerosis ("MS") and Alzheimer's disease; and

•Eclitasertib (SAR443122/DNL758), a peripheral and non-CNS penetrant RIPK1 inhibitor, being developed in collaboration with Sanofi, to address peripheral inflammatory diseases such as ulcerative colitis ("UC").
Our early-stage clinical programs are as follows:
•DNL126 (ETV:SGSH), our second most advanced ETV enabled program, which is designed to restore lysosomal activity of N-sulfoglucosamine sulfohydrolase ("SGSH"), an enzyme responsible for degrading heparan sulfates in the lysosome, in individuals with MPS IIIA (Sanfilippo syndrome Type A); and
•TAK-594/DNL593 (PTV:PGRN), our recombinant progranulin ("PGRN") biotherapeutic enabled by our Protein Transport Vehicle ("PTV:PGRN"), being developed in collaboration with Takeda, to address frontotemporal dementia-granulin ("FTD-GRN") caused by PGRN deficiency.

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	tividenofusp alfa, or DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
eIF2B	DNL343	Ph 1b	ALS	Denali
		Ph 2/3	ALS	Joint with Healey Center
LRRK2	BIIB122/DNL151	Ph 2a (planned)	Parkinson's disease	Denali
		Ph 2b		Joint with Biogen
RIPK1 (CNS-penetrant)	SAR443820/DNL788	Ph 2	MS	Sanofi
RIPK1 (Peripheral)	eclitasertib, or SAR443122/DNL758	Ph 2	UC	Sanofi
ETV:SGSH	DNL126	Ph 1/2	Sanfilippo syndrome Type A (MPS IIIA)	Denali
PTV:PGRN	TAK-594/DNL593	Ph 1/2 (paused)[1]	FTD-GRN	Joint with Takeda
__________________________________________________
(1)Study has been voluntarily paused in order to implement protocol modifications and is expected to resume later this year.

Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in understanding key neurodegenerative disease pathways.

Key operational and financing milestones in 2024 to date include:

•In January 2024, we announced that enrollment continues in the global Phase 2/3 COMPASS study and is expected to be completed in 2024. In February, we presented new positive data from the ongoing Phase 1/2 study of tividenofusp alfa in MPS II at the 20th Annual WORLDSymposiumTM demonstrating sustained normalization of heparan sulfate in cerebrospinal fluid (CSF HS), robust and sustained reductions in biomarkers of lysosomal dysfunction and neuronal damage (NfL; neurofilament light), and improvements and stabilization of multiple clinical outcomes measures over two years of treatment. Also in February, we participated in the Reagan-Udall Foundation for the FDA workshop on CSF HS as a potential surrogate biomarker to support accelerated approval in MPS. Based on continued dialogue with the Center for Drug Evaluation and Research (CDER) division of the FDA in April, we believe the division may be open to discussing an accelerated path for tividenofusp alfa. We look forward to continuing the productive dialogue with CDER and, in parallel, conducting the global Phase 2/3 COMPASS study;

•In January 2024, we announced that Part B in the TAK-594/DNL593 Phase 1/2 study in participants with FTD-GRN had been voluntarily paused to implement protocol modifications and is expected to resume this year;

•In January 2024, we announced our intention to divest our preclinical small molecule portfolio, which was completed effective March 1, 2024. We will maintain ownership of, and continue to advance, our current portfolio of clinical stage small molecule programs. The decision was made based on clinical validation and prioritization of our TV-enabled platforms for brain delivery of large molecules;

•In February 2024, we announced that dosing had been initiated in the Phase 1/2 study of DNL126 in MPS IIIA; Phase 1/2 biomarker and safety data are expected by the end of 2024. Further, in February 2024, we presented supportive preclinical data at WORLDSymposiumTM demonstrating that DNL126 improves lysosomal and microglial morphology, degeneration, and cognitive behavior in MPS IIIA mice;

•In February 2024, we announced that the Phase 2 HIMALAYA study evaluating SAR443820/DNL788 in participants with ALS did not meet the primary endpoint of change in ALS Functional Rating Scale-Revised (ALSFRS-R). Sanofi intends to present the detailed efficacy and safety results of the ALS Phase 2 HIMALAYA study at a future scientific forum. Sanofi is evaluating SAR443820/DNL788 in another Phase 2 clinical trial in participants with MS which is fully enrolled, and the outcome of HIMALAYA study has no impact on the ongoing MS study;

•In February 2024, we announced that we entered into a securities purchase agreement with certain existing accredited investors for the private placement of 3,244,689 shares of our common stock at a price of $17.07 per share and pre-funded warrants to purchase an aggregate of 26,046,065 shares of our common stock at a purchase price of $17.06 per pre-funded warrant, resulting in net proceeds of approximately $499.3 million. The pre-funded warrants have an exercise price of $0.01 per share of Common Stock, and are immediately exercisable and will remain exercisable until exercised in full. The private placement closed on February 29, 2024, subject to customary closing conditions;

•In February 2024, we announced that we executed a Collaboration and Development Funding Agreement in January 2024 with a third party related to a global Phase 2a study of BIIB122/DNL151, which we plan to solely operationalize to evaluate safety and biomarkers associated with BIIB122 in participants with Parkinson’s disease and confirmed pathogenic variants of LRRK2. This agreement includes committed funding of $75.0 million, of which $12.5 million was received in January 2024, and the remainder will be triggered based on time and operational milestones in the study. The third party will be eligible to receive low single-digit royalties from Denali on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease, with royalty amounts varying based on the scope of the label. We plan to initiate the Phase 2a study in 2024. Biogen will continue to conduct the ongoing global Phase 2b LUMA study in early-stage Parkinson’s disease. Denali and Biogen will co-commercialize BIIB122/DNL151 assuming regulatory approval; and

•In May 2024, the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital (MGH) in collaboration with the Northeast ALS Consortium (NEALS) announced that enrollment is complete in Regimen G (DNL343) of the Phase 2/3 HEALEY ALS Platform Trial.
We do not have any products approved for sale and have not generated any product revenue since our inception. We have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock and pre-funded warrants to purchase shares of our common stock in public offerings and private placements, and payments received from our collaboration and funding agreements with Takeda, Sanofi, Biogen and other third parties.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net losses of $101.8 million and $109.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1.22 billion. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Gain from divestiture of small molecule programs

The gain from the divestiture of small molecule programs consists entirely of the non-cash gain associated with the divestiture of assets associated with select preclinical small molecule programs, including specified intellectual property, tangible assets and equipment used to conduct early stage small molecule drug discovery from the Company, in exchange for equity consideration.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents, and marketable securities, as well as sublease income.

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Collaboration revenue:
Collaboration revenue from customers	$—	$35,141	$(35,141)	*	%
Total collaboration revenue	—	35,141	(35,141)	*
Operating expenses:
Research and development	107,016	128,816	(21,800)	(17)
General and administrative	25,236	27,140	(1,904)	(7)
Total operating expenses	132,252	155,956	(23,704)	(15)
Gain from divestiture of small molecule programs	14,537	—	14,537	*
Loss from operations	(117,715)	(120,815)	3,100	(3)
Interest and other income, net	15,913	11,034	4,879	44
Net loss	$(101,802)	$(109,781)	$7,979	(7)%
__________________________________________________
*Percentage is not meaningful.

Collaboration revenue. There was no collaboration revenue for three months ended March 31, 2024 and collaboration revenue of $35.1 million for three months ended March 31, 2023. The decrease in revenue was primarily due to a decrease of revenue earned under the Sanofi Collaboration of $25.0 million and Takeda Collaboration of $10.0 million.

Research and development expenses. Research and development expenses were $107.0 million and $128.8 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended March 31,
	2024	2023
ETV:IDS program external expenses	$29,720	$46,644
ETV:SGSH program external expenses	2,635	865
PTV:PGRN program external expenses	1,690	2,846
TV platform and other program external expenses	3,472	5,379
LRRK2 program external expenses	617	1,905
eIF2B program external expenses	7,592	4,648
Other external research and development expenses	5,862	7,715
Personnel related expenses(1)	42,329	41,061
Other unallocated research and development expenses	10,023	16,738
Net cost sharing payments(2)	3,076	1,015
Total research and development expenses	$107,016	$128,816
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $16.3 million and $16.8 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Net cost sharing payments details are broken down as shown in the table below. The underlying costs for reimbursements are included with the specified external expenses line and personnel related expenses in the table above. ATV:TREM2 program external expenses are presented within the TV platform and other program external expenses line.

	Three Months Ended March 31,
	2024	2023
Takeda: net reimbursements for ATV:TREM2 program	$(513)	$(1,657)
Takeda: net reimbursements for PTV:PGRN program	(1,200)	(1,478)
Biogen: net payments for LRRK2 program	4,789	4,150
Net cost sharing payments (reimbursements)	$3,076	$1,015

The decrease in research and development expenses of approximately $21.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily attributable to the following:
•a decrease of $16.9 million in ETV:IDS program external expenses because the first quarter of 2023 included expense for a contingent consideration payment of $30.0 million related to the acquisition of F-star Gamma, which was triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. This decrease was partially offset by increased spend from the continued progress of this program in clinical trials in 2024, including costs related to our ongoing Phase 1/2 study and our potentially registrational Phase 2/3 study;
•decreases of $1.9 million and $1.2 million in TV platform and other program external expenses including ATV:TREM2 expenses, and PTV:PGRN program external expenses, respectively, due to the discontinuation of clinical development of TAK-920/DNL919 (ATV:TREM2) in Alzheimer’s disease and voluntary pause of Part B in the TAK-594/DNL593 (PTV:PGRN) Phase 1/2 study, respectively;
•a decrease of $1.3 million in LRRK2 program external expenses due to the transition of LRRK2 clinical activities to Biogen; and
•a decrease of $1.9 million in other external research and development expenses.

These decreases were partially offset by increases of $2.9 million and $1.8 million in eIF2B and ETV:SGSH program external expenses, respectively, reflecting the continued progress of these programs in clinical trials during 2024, and an increase of $2.1 million in net cost sharing payments due to increased payments due to Biogen as a result of increased LRRK2 clinical trial costs incurred by Biogen, offset by decreased reimbursements from Takeda as a result of the discontinuation of TREM2 DNL919 phase 1 trial and temporary pause of TAK-594/DNL593.
General and administrative expenses. General and administrative expenses were $25.2 million for the three months ended March 31, 2024 compared to $27.1 million for the three months ended March 31, 2023. The decrease of $1.9 million was primarily attributable to $2.4 million of combined decreases in professional services, facilities and other corporate costs, partially offset by $0.5 million of increased personnel-related expenses consisting of employee compensation and stock-based compensation expense.
Gain from divestiture of small molecule programs. For a full description, see Item 2. Components of Operating Results included in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, we had cash, cash equivalents and marketable securities in the amount of $1.43 billion. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.
Through March 31, 2024 we have obtained aggregate net proceeds of approximately $754.4 million from public offerings of our common stock, including $296.2 million obtained through the sale of 11.9 million shares of common stock in October 2022. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through March 31, 2024.
Further, in February 2024 we received net proceeds of approximately $499.3 million from our private placement through the sale of approximately 3.2 million shares of common stock and pre-funded warrants to purchase approximately 26.0 million shares of our common stock.
In February 2022, we established a registered “at-the-market” facility for the sale of up to $400.0 million of shares of common stock from time to time by entering into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC and Cantor Fitzgerald & Co. as sales agents. To date, no shares have been sold under the equity distribution agreement.

Pursuant to our collaboration and research funding agreements with Takeda, Sanofi, Biogen and an unrelated third party, through March 31, 2024 we have received upfront, option and milestone payments of $115.0 million, $225.0 million, $565.0 million and $12.5 million, respectively, and have also received $43.9 million and $16.2 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $1.22 billion through March 31, 2024. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of March 31, 2024, operating lease liabilities were $50.5 million. Under the SLC lease which was executed in April 2023, we have future undiscounted lease payments totaling approximately $13.4 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments as of March 31, 2024 of $67.6 million, with certain amounts subject to cost sharing with Takeda. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. These commitments are more fully described in Note 6 - Commitments and Contingencies of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(113,620)	$(58,802)
Net cash used in investing activities	(453,187)	(92,715)
Net cash provided by financing activities	500,275	1,604
Net decrease in cash, cash equivalents and restricted cash	$(66,532)	$(149,913)
Net Cash Used In Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $113.6 million, which consisted of a net loss of $101.8 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net amortization of premiums and (discounts) on marketable securities, non-cash rent expenses, and the non-cash gain on divestiture of small molecule programs. Cash used in operating activities was also driven by changes in our operating assets and liabilities, the most significant of which was an increase in other non-current assets related to costs associated with the new Salt Lake City manufacturing facility during the three months ended March 31, 2024.
Net Cash Used In Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $453.2 million, which consisted of $834.2 million of purchases of marketable securities, partially offset by $383.1 million in proceeds from maturities and sales of marketable securities, and $2.2 million of capital expenditures to purchase property and equipment.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2024, cash provided by financing activities was $500.3 million which consisted of $499.3 million of net proceeds from the sale of common stock and pre-funded warrants in a private placement in February 2024, as well as proceeds from the exercise of options to purchase common stock.
Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the three months ended March 31, 2024.
Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2024, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.43 billion as of March 31, 2024, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary
This summary of risks below provides an overview of the principal risks we are exposed to. These risks are described more fully in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.
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
•A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or the perception of its effects, may materially and adversely affect our business, operations, and financial condition.
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
•We have concentrated a substantial portion of our efforts on the treatment of neurodegenerative and lysosomal storage diseases, fields that have seen limited success in drug development.
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
Risks Related to Regulatory Approval and Other Legal Compliance Matters
•The regulatory approval processes of the FDA, European Medicines Agency ("EMA") and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue.
•We currently conduct clinical trials outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.
•To the extent we seek orphan drug designation for any of our product candidates, we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status.
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
•Our reliance on third parties for the manufacture of the significant majority of the materials for our research programs, preclinical studies and clinical trials. This reliance on third parties may increase the risk that we will not have sufficient quantities of such materials or product candidates.
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
•We may not be successful in obtaining, through acquisitions, in-licenses, or otherwise, necessary rights to our BBB platform technology, product candidates or other technologies.
•We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers.
•Third-party intellectual property claims against us, our licensors or our collaborators may prevent or delay the development of our BBB platform technology, product candidates and other technologies.
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

We are a clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease, and ALS, and lysosomal storage diseases, including Hunter syndrome and Sanfilippo syndrome. We commenced operations in May 2015, have no products approved for commercial sale, and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our clinical-stage programs are in various phases ranging from Phase 1 through Phase 3. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred significant net losses since our inception. Our net losses were $101.8 million and $109.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1.22 billion.

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

•work with our contract manufacturers to scale up the manufacturing processes for our product candidates or establish and operate a manufacturing facility;

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

We have no products approved for commercial sale and have not generated any revenue from product sales. To obtain revenue from the sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing, and marketing therapies with significant commercial success.

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

•general economic conditions, including conditions resulting from rising inflation and interest rates, recent bank failures and instability in the financial services sector, geopolitical uncertainty, and instability or war; and

•addressing any delays in our clinical trials or other impacts from a pandemic or other global health emergency.

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

Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice. or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offerings completed in January 2020 and October 2022, payments received from our collaboration agreements with Biogen, Sanofi, and Takeda, and a PIPE transaction completed in February 2024. We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical, and clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of March 31, 2024, we had $1.43 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as recent bank failures, geopolitical uncertainty, rising inflation or interest rates, or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We have no committed source of additional capital, and we cannot be certain that additional funding will be available when we need it, on terms acceptable to us or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.
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

We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical, and clinical development. These programs require significant capital investment. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and replenishing our portfolio. We regularly review the programs in our portfolio, and terminate those programs which do not meet our development criteria, which we have done a number of times in the past.

Due to the significant resources required for the development of our programs, we must focus our programs on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, divest, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, in particular for neurodegenerative and lysosomal storage diseases, our business, financial condition, results of operations, and growth prospects could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forgo or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.
A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of its effects, may materially and adversely affect our business, operations, and financial condition.

Public health outbreaks, such as epidemics or pandemics, may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to the spread of the disease, due to shutdowns that may be requested or mandated by federal, state, and local governmental authorities or certain employers, or due to the economic consequences associated with the pandemic. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers, or contract manufacturers. For example, the COVID-19 pandemic caused a temporary disruption in our ability to recruit participants for our clinical trials in the calendar year 2020 and the first quarter of 2021. While it is not possible to predict whether another pandemic, epidemic, or infectious disease outbreak similar to COVID-19 will materialize, any measures taken by governments and local authorities in response to such future health crises have the potential to disrupt and delay the initiation of new clinical trials, the progress of our ongoing clinical trials and our preclinical activities, and potentially the manufacture or shipment of both drug substance and finished drug product of our product candidates for preclinical testing and clinical trials, as well as adversely impact our business, financial condition, or operating results.
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

The FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors in 2020 and 2021, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency in May 2023, although some COVID-19 related guidance documents remain in effect. Should the FDA issue additional guidance that mandates material changes to our clinical trials in response to a pandemic or other public health outbreaks, the costs of such clinical trials may increase. To the extent we experience any ongoing pandemic disruptions or other public health emergencies, potential impacts to our business may include delays or difficulties in enrolling patients, difficulties interpreting data impacted by trial disruptions, supply chain issues, staffing shortages, and disruptions to the operations of our service providers, any of which could have a material adverse effect on our business and clinical development plans.

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

Even if we receive regulatory approval to market any of our product candidates, whether for the treatment of neurodegenerative and lysosomal storage diseases or other diseases, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.
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

One of our strategies is to identify and pursue clinical development of additional product candidates. We currently have several programs in the research, discovery and preclinical stages of development. Identifying, developing, obtaining regulatory approval for, and commercializing additional product candidates for the treatment of neurodegenerative and lysosomal storage diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.
We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative and lysosomal storage diseases, fields that have seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

We have focused our research and development efforts on addressing neurodegenerative and lysosomal storage diseases. Collectively, efforts by biopharmaceutical companies in the fields of neurodegenerative and lysosomal storage diseases have seen limited success in drug development. There are few effective therapeutic options available for patients with neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease, and ALS, and lysosomal storage diseases, such as Hunter syndrome and Sanfilippo syndrome. Our future success is highly dependent on the successful development of our BBB platform technology and our product candidates for treating neurodegenerative and lysosomal storage diseases. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative and lysosomal storage diseases subjects us to a number of challenges, including engineering product candidates to cross the BBB to enable optimal concentration of the therapeutic in the brain and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

Our approach to the treatment of neurodegenerative and lysosomal storage diseases aims to identify and select targets with a genetic link to neurodegenerative and lysosomal storage diseases, as applicable, identify and develop molecules that engage the intended target, identify and develop biomarkers, which are biological molecules found in blood, other bodily fluids or tissues that are signs of a normal or abnormal process or of a condition or disease, to select the right patient population and demonstrate target engagement, pathway engagement and impact on disease progression of our molecules, and engineer our molecules to cross the BBB and act directly in the brain. This strategy may not prove to be successful. We may not be able to discover, develop, and utilize biomarkers to demonstrate target engagement, pathway engagement, and the impact on disease progression of our molecules. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to novel treatments.
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

•delays in identifying, recruiting, and training suitable clinical investigators;

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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we or our collaborators may be required to or elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy or potency results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Open-label extension studies may also extend the timing and increase the cost of clinical development substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy or potency profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or potency or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases and lysosomal storage diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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
The development and commercialization of new drug products is highly competitive. Moreover, the neurodegenerative and lysosomal storage ("LS") fields are characterized by strong and increasing competition. Our potential competitors include pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and other public and private research organizations that conduct research. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring, or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized, or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

A number of large pharmaceutical and biotechnology companies are developing products for the treatment of the neurodegenerative and lysosomal storage disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease, Hunter syndrome, and ALS. Companies that we are aware are developing therapeutics in the neurodegenerative and lysosomal storage disease areas include companies with significant financial resources. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

Many of our current or potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative or lysosomal storage disease indications, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain regulatory approval for their products more rapidly than we do, and may obtain orphan product exclusivity for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.
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
The time required to obtain approval by the FDA, EMA, and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against the FDA and other agencies, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, which could delay the FDA's review of our marketing applications.
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

•regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective, or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

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

Our most advanced product candidates, BIIB122/DNL151, DNL310, SAR443820/DNL788, eclitasertib (SAR443122/DNL758), DNL343, and TAK-594/DNL593 are currently our only clinical stage product candidates. Adverse events and other side effects may result from higher dosing, repeated dosing, and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates. For example, in August 2023, together with our collaboration partner Takeda, we made the strategic decision to discontinue clinical development of TAK-920/DNL919 in Alzheimer's disease following a clinical hold by the FDA.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, and a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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
Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a Risk Evaluation and Mitigation Strategy) or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA, and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our non-biologic products or safety, purity, and potency for our biologic products, in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. The Food and Drug Omnibus Reform Act reformed the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. These include the enactment of the Affordable Care Act of 2010 (“ACA”), the American Rescue Plan Act of 2021, which will eliminate a statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs, and the July 2021 executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 ("IRA"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act ("IRA") are unconstitutional. The impact of these judicial changes, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

Since its enactment, there have been executive, judicial and congressional challenges to certain aspects of the ACA and IRA. It is unclear how future litigation or healthcare measures promulgated by the Biden administration will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business. We expect that the ACA and IRA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to: comply with the laws of the FDA, EMA, and other comparable foreign regulatory authorities; provide true, complete, and accurate information to regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education, and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations, and financial conditions could be adversely affected.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the EU are governed by the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other countries, and in the context of clinical trials we currently rely on patient informed consent as the legal basis for such transfers. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with any EU clinical trials. Additionally, the UK has implemented legislation that substantially implements the GDPR (the "UK GDPR"), with substantial penalties for noncompliance.

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

Our business activities may be subject to the Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and similar anti-bribery or anti-corruption laws, regulations, or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect certain transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission (the "SEC"), and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we have collaborations with F-star, Takeda, Sanofi, Biogen, and others to further our development of product candidates and to enhance our research efforts directed to better understanding neurodegenerative and lysosomal storage diseases. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

Although we have initiated the build-out of our Utah site to expand our clinical manufacturing capabilities for biologic therapeutics, we do not have any operational manufacturing facilities. We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for some or all of our materials for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop.
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

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality, and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our larger competitors. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements.

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

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop our BBB platform technology and product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the fields of neurodegenerative and lysosomal storage diseases and BBB technology and may have patents and have filed and plan to file patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain BBB technologies that we are evaluating for use with our current or future product candidates. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our BBB platform technology. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
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

The fields of discovering treatments for neurodegenerative and lysosomal storage diseases, especially using BBB technology, is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in these fields, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property litigation and proceedings relating to our owned, in-licensed, and other third-party intellectual property and proprietary rights in the future.

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

As of March 31, 2024, we had approximately 375 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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

The majority of our operations are located in South San Francisco, California and Salt Lake City, Utah. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, extreme weather conditions or natural disaster, power loss, communications failure, unauthorized entry, or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.
Our business is subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally. In addition to a subsidiary located in Zurich, Switzerland, some of our suppliers and collaborative relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

•business interruptions resulting from geopolitical actions, including war and armed conflict, terrorism, natural disasters including earthquakes, typhoons, floods, and fires, or health epidemics; and

•cyberattacks, which are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

•market conditions in the pharmaceutical and biotechnology sectors; and

•other events or factors affecting general economic, industry, and market conditions, including bank failures or instability in the financial services sector, geopolitical events such as war and armed conflict, and outbreaks of pandemic diseases such as COVID-19.

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

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. Certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, on February 27, 2024, we entered into a Purchase Agreement with certain existing accredited investors in connection with a PIPE financing. Pursuant to this Purchase Agreement, we entered into an agreement granting an investor certain registration rights following such time that the investor may be deemed an affiliate of the Company. Any sales of securities by these stockholders, or the perception that sales will be made in the public market, could have a material adverse effect on the market price for our common stock.

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

In January 2020, we sold 9.0 million shares of common stock in an underwritten follow-on offering pursuant to a shelf registration statement filed in March 2019 and, in October 2022, we sold 11.9 million shares of common stock in an underwritten public offering pursuant to a second shelf registration statement filed in February 2022. Also in February 2022, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC, and Cantor Fitzgerald & Co., as sales agents, to establish an at-the-market facility pursuant to which we may offer and sell from time to time up to $400.0 million in shares of our common stock. On February 27, 2024, we announced a PIPE financing in which we sold 3,244,689 shares of our common stock and pre-funded warrants to purchase 26,046,065 shares of our common stock, resulting in gross proceeds of approximately $499.7 million.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities

On February 27, 2024, we entered into a Purchase Agreement with certain existing accredited investors for the private placement of (i) 3,244,689 shares of our common stock at a price of $17.07 per share and (ii) Pre-Funded Warrants to purchase an aggregate of 26,046,065 shares of our common stock at a purchase price of $17.06 per Pre-Funded Warrant, resulting in net proceeds of approximately $499.3 million. The Pre-Funded Warrants are exercisable at an exercise price of $0.01 and will be exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage not in excess of 19.99%, in the case of an increase, by providing at least 61 days’ prior notice to the Company. The private placement closed on February 29, 2024, subject to customary closing conditions. We intend to use the net proceeds from the private placement to support our ongoing research and development activities, the acceleration and expansion of our proprietary BBB-crossing TV technology, as well as general corporate purposes and working capital. We filed a registration statement on March 22, 2024 for purposes of registering the shares of common stock sold in the private placement (including the shares of common stock underlying the Pre-Funded Warrants). We also granted a certain investor certain director nomination and additional registration rights, subject to certain exceptions, conditions, and limitations.

We are relying on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering, and we filed a Form D with respect to the private placement.
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
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As disclosed in the table below, during the first quarter of 2024, certain directors adopted a “Rule 10b5-1 trading arrangement”. These plans provide for the sale of our common stock and are intended to satisfy the affirmative defense in Rule 10b5-1(c).

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(1)	Maximum Total Shares of Common Stock to be Sold Under the Plan(2)
Vicki Sato	Director	3/21/2024	7/1/2025	30,720
Jennifer Cook	Director	3/1/2024	6/3/2025	1,458
__________________________________________________
(1)In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
(2)This amount represents the maximum total shares that could be sold under the plan, but the amounts may change for executive officers due to the sale of shares to satisfy tax withholding requirements.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first quarter ended March 31, 2024.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

4.1#	Form of Pre-Funded Warrant	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	May 7, 2024	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)