Form 10-Q
period 2024-06-30
Denali Therapeutics Inc.
filed 2024-08-01
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of July 25, 2024 was 143,165,264. This number does not include 26,046,065 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of July 25, 2024 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in February 2024. See Note 7 — Common Stock to the registrant’s condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$74,679	$127,106
Short-term marketable securities	821,365	907,405
Prepaid expenses and other current assets	32,339	29,626
Total current assets	928,383	1,064,137
Long-term marketable securities	450,994	—
Property and equipment, net	48,077	45,589
Operating lease right-of-use asset	24,533	26,048
Other non-current assets	50,578	18,143
Total assets	$1,502,565	$1,153,917
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,936	$9,483
Accrued clinical and other research & development costs	19,915	19,035
Accrued manufacturing costs	7,111	15,462
Other accrued costs and current liabilities	6,013	5,152
Accrued compensation	9,555	21,590
Operating lease liability, current	7,771	7,260
Deferred research funding liability	10,232	—
Total current liabilities	74,533	77,982
Operating lease liability, less current portion	40,981	44,981
Total liabilities	115,514	122,963
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 143,123,582 shares and 138,385,498 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,757	1,711
Additional paid-in capital	2,704,992	2,144,811
Accumulated other comprehensive income (loss)	(2,659)	643
Accumulated deficit	(1,317,039)	(1,116,211)
Total stockholders' equity	1,387,051	1,030,954
Total liabilities and stockholders’ equity	$1,502,565	$1,153,917
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue:
Collaboration revenue from customers(1)	$—	$294,123	$—	$329,264
Total collaboration revenue	—	294,123	—	329,264
Operating expenses:
Research and development(2)	91,399	97,520	198,415	226,336
General and administrative	25,194	26,120	50,430	53,260
Total operating expenses	116,593	123,640	248,845	279,596
Gain from divestiture of small molecule programs	—	—	14,537	—
Income (loss) from operations	(116,593)	170,483	(234,308)	49,668
Interest and other income, net	17,567	12,900	33,480	23,934
Net income (loss)	(99,026)	183,383	(200,828)	73,602
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(1,363)	1,076	(3,302)	5,445
Comprehensive income (loss)	$(100,389)	$184,459	$(204,130)	$79,047
Net income (loss) per share:
Net income (loss) per share, basic	$(0.59)	$1.34	$(1.26)	$0.54
Net income (loss) per share, diluted	$(0.59)	$1.30	$(1.26)	$0.52
Weighted-average shares used in calculating:
Weighted average number of shares outstanding, basic	168,831,329	137,047,227	159,117,759	136,787,321
Weighted average number of shares outstanding, diluted	168,831,329	140,930,625	159,117,759	140,550,226
__________________________________________________
(1)Includes related-party collaboration revenue from customers of $294.1 million and $294.3 million for the three and six months ended June 30, 2023, respectively.
(2)Includes expenses for cost sharing payments due to a related party of $7.0 million and $11.1 million for the three and six months ended June 30, 2023, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	138,385,498	$1,711	$2,144,811	$643	$(1,116,211)	$1,030,954
Issuance of common stock and pre-funded warrants, net of issuance costs of $480K	3,244,689	32	499,221	—	—	499,253
Issuances under equity incentive plans	657,522	7	7,771	—	—	7,778
Vesting of restricted stock units	835,873	7	(7)	—	—	—
Stock-based compensation	—	—	53,196	—	—	53,196
Net loss	—	—	—	—	(200,828)	(200,828)
Other comprehensive loss	—	—	—	(3,302)	—	(3,302)
Balance at June 30, 2024	143,123,582	$1,757	$2,704,992	$(2,659)	$(1,317,039)	$1,387,051

Balance at March 31, 2024	142,512,856	$1,751	$2,673,033	$(1,296)	$(1,218,013)	$1,455,475
Issuances under equity incentive plans	527,308	5	6,750	—	—	6,755
Vesting of restricted stock units	83,418	1	(1)	—	—	—
Stock-based compensation	—	—	25,210	—	—	25,210
Net loss	—	—	—	—	(99,026)	(99,026)
Other comprehensive loss	—	—	—	(1,363)	—	(1,363)
Balance at June 30, 2024	143,123,582	$1,757	$2,704,992	$(2,659)	$(1,317,039)	$1,387,051

Balance at December 31, 2022	135,965,918	$1,686	$2,018,617	$(6,886)	$(970,987)	$1,042,430
Issuances under equity incentive plans	730,887	7	10,616	—	—	10,623
Vesting of restricted stock units	665,883	7	(7)	—	—	—
Stock-based compensation	—	—	54,725	—	—	54,725
Net income	—	—	—	—	73,602	73,602
Other comprehensive income	—	—	—	5,445	—	5,445
Balance at June 30, 2023	137,362,688	$1,700	$2,083,951	$(1,441)	$(897,385)	$1,186,825

Balance at March 31, 2023	136,741,627	$1,694	$2,048,297	$(2,517)	$(1,080,768)	$966,706
Issuances under equity incentive plans	526,579	5	9,014	—	—	9,019
Vesting of restricted stock units	94,482	1	(1)	—	—	—
Stock-based compensation	—	—	26,641	—	—	26,641
Net income	—	—	—	—	183,383	183,383
Other comprehensive income	—	—	—	1,076	—	1,076
Balance at June 30, 2023	137,362,688	$1,700	$2,083,951	$(1,441)	$(897,385)	$1,186,825
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$(200,828)	$73,602
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,104	12,332
Stock–based compensation expense	52,940	54,654
Net accretion of discounts on marketable securities	(20,574)	(19,386)
Non-cash adjustment to operating lease expense	(1,976)	(1,805)
Non-cash gain from divestiture of small molecule programs	(14,537)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(20,336)	1,823
Accounts payable	4,523	8,472
Accruals and other current liabilities	(8,156)	(12,399)
Related-party contract liability	—	(289,264)
Net cash used in operating activities	(204,840)	(171,971)
Investing activities
Purchases of marketable securities	(955,802)	(901,841)
Purchases of property and equipment	(6,936)	(8,636)
Maturities and sales of marketable securities	608,120	985,829
Net cash (used in) provided by investing activities	(354,618)	75,352
Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs of $480K	499,253	—
Proceeds from exercise of awards under equity incentive plans	7,778	10,623
Net cash provided by financing activities	507,031	10,623
Net decrease in cash, cash equivalents and restricted cash	(52,427)	(85,996)
Cash, cash equivalents and restricted cash at beginning of period	128,681	219,544
Cash, cash equivalents and restricted cash at end of period	$76,254	$133,548
Supplemental disclosures of cash flow information
Cash paid during the period for income taxes	$—	$4
Equity consideration received in the divestiture of small molecule programs (Note 10)	$15,000	$—
Property and equipment purchases accrued but not yet paid	$228	$575

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Organization and Description of Business

Denali Therapeutics Inc. ("Denali" or the “Company”) is a biopharmaceutical company, incorporated in Delaware, that discovers and develops therapeutics to defeat neurodegenerative diseases and lysosomal storage diseases. The Company is headquartered in South San Francisco, California.
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

During the six months ended June 30, 2024 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2023 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2023 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the Company had no off-balance sheet concentrations of credit risk.

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

Accounts Receivable

Accounts receivable are included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The accounts receivable balance represents amounts receivable from the Company's collaboration partners net of an allowance for credit losses, if required.
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

Diluted net income (loss) per share is computed based on the treasury stock method by dividing net income by the combined weighted-average number of common shares outstanding during the period and potentially dilutive common equivalent shares outstanding. However, where there is a net loss per share, no adjustment is made for potentially issuable shares since their effect would be anti-dilutive. In this case, diluted net loss per share is equal to basic net loss per share. The weighted-average common shares outstanding as of June 30, 2024 includes pre-funded warrants to purchase shares of common stock that were issued in connection with the February 2024 private placement, as discussed further in Note 7 - "Common Stock".
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company has not early adopted this update, and is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in this Update are effective to be applied prospectively for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not early adopted this update, and is currently evaluating the impact of the new standard on its income tax disclosures.

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,306	$—	$—	$53,306
Short-term marketable securities:
U.S. government treasuries	775,814	—	—	775,814
Corporate debt securities	—	10,172	—	10,172
Commercial paper	—	35,379	—	35,379
Long-term marketable securities:
U.S. government treasuries	421,941	—	—	421,941
Corporate debt securities	—	29,053	—	29,053
Total	$1,251,061	$74,604	$—	$1,325,665

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$121,034	$—	$—	$121,034
Short-term marketable securities:
U.S. government treasuries	869,172	—	—	869,172
U.S. government agency securities	—	7,086	—	7,086
Commercial paper	—	31,147	—	31,147
Total	$990,206	$38,233	$—	$1,028,439

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels for the six months ended June 30, 2024 or 2023.

3.    Marketable Securities
All marketable securities were considered available-for-sale at June 30, 2024 and December 31, 2023. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$776,793	$—	$(979)	$775,814
Corporate debt securities(2)	10,184	—	(12)	10,172
Commercial paper	35,379	—	—	35,379
Total short-term marketable securities	822,356	—	(991)	821,365
Long-term marketable securities:
U.S. government treasuries(3)	423,194	7	(1,260)	421,941
Corporate debt securities(4)	29,117	—	(64)	29,053
Total long-term marketable securities	452,311	7	(1,324)	450,994
Total	$1,274,667	$7	$(2,315)	$1,272,359
__________________________________________________
(1)Unrealized holding losses on 26 securities with an aggregate fair value of $755.9 million.
(2)Unrealized holding losses on 2 securities with an aggregate fair value of $10.2 million.
(3)Unrealized holding losses on 11 securities with an aggregate fair value of $387.0 million.
(4)Unrealized holding losses on 5 securities with an aggregate fair value of $29.1 million.

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
As of June 30, 2024 and December 31, 2023, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of June 30, 2024 or December 31, 2023. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of June 30, 2024, all of the Company’s marketable securities have an effective maturity of less than two years.

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
As of June 30, 2024, the Company had paid consideration of $49.8 million in the aggregate consisting of up-front, preclinical, and clinical contingent consideration, all of which was recorded as research and development expense as incurred. This amount includes a $30.0 million contingent consideration payment which was triggered and recorded as research and development expense in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. This contingent consideration payment fully satisfies the Company's clinical contingent consideration obligations under the Purchase Agreement. There was no contingent consideration expense recognized for the three and six months ended June 30, 2024 or the three months ended June 30, 2023.
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
Pursuant to this agreement, an upfront payment of $12.5 million was received in January 2024, and a further payment of $12.5 million was received in July 2024, with the remainder to be paid upon achievement of operational milestones in the study. After the full $75.0 million in consideration has been paid, the third party will be eligible to receive low single-digit royalties from the Company on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease.
The Company determined that this arrangement is an R&D funding arrangement under ASC 730. As the third party is sharing in the risk associated with research and development activities with the Company, the development funding is recognized as an obligation to perform contractual services. Accordingly, payments received will be recorded as a liability, and recognized by the Company as a reduction to research and development expenses over the estimated Phase 2a study period as the underlying research and development costs are incurred. R&D funding under this arrangement of $2.3 million offset research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024. As of June 30, 2024, a liability of $10.2 million was recorded within deferred research funding liability on the Condensed Consolidated Balance Sheet.

5.    Collaboration Agreements
Biogen

In October 2020, the Company entered into a Definitive Collaboration and License Agreement (“LRRK2 Agreement”), pursuant to which it granted Biogen a license to co-develop and co-commercialize its small molecule LRRK2 inhibitor program (the “LRRK2 Program”), and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”), pursuant to which it granted an option and right of first negotiation to certain of the Company's programs utilizing our TV technology platform, including its amyloid beta program (collectively the "Biogen Collaboration Agreement"), with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”). The details of the Biogen Collaboration Agreement, the August 2023 amendment to the ROFN and Option Agreement, and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the 2023 Annual Report on Form 10-K.

On July 26, 2024, Denali and Biogen executed a Side Letter to the ROFN and Option Agreement, pursuant to which, effective as of the date of the Side Letter, Biogen terminated its license to the ATV:Abeta program enabled by Denali’s TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease, and granted Denali rights to data generated during the collaboration. The side letter also effected the immediate termination of the ROFN and Option Agreement; as such, the Company expects to receive no future milestone or royalty payments from Biogen related to the ATV:Abeta program. There were no changes to the terms of the LRRK2 Agreement during the three and six months ended June 30, 2024 or 2023.

The Company has no remaining performance obligations under the Biogen Collaboration Agreement, and therefore no contract liability remained on the Condensed Consolidated Balance Sheets as of June 30, 2024 or December 31, 2023. As of December 31, 2023, Biogen was no longer considered a related party as defined in ASC 850.

As of June 30, 2024, the Company had earned $5.0 million in option fee payments, but had not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of June 30, 2024 or December 31, 2023. As of June 30, 2024, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
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
As of June 30, 2024, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Takeda Collaboration Agreement:
PTV:PGRN Collaboration Agreement(1)	$—	$—	—	10,000
Total Takeda Collaboration Revenue	—	—	—	10,000
Sanofi Collaboration Agreement
CNS Program License(2)	—	—	—	25,000
Total Sanofi Collaboration Revenue	—	—	—	25,000
Biogen Collaboration Agreement
ATV:Abeta Program License(3)	—	293,912	—	293,912
Option Research Services(4)	—	211	—	352
Total Biogen Collaboration Revenue	—	294,123	—	294,264
Total Collaboration Revenue	$—	$294,123	$—	$329,264
_________________________________________________
(1)Revenue for the six months ended June 30, 2023 from a specified clinical milestone in the Phase 1/2 study of DNL593 in patients with frontotemporal dementia-granulin (FTD-GRN).
(2)Revenue for the six months ended June 30, 2023 from a milestone payment triggered and received in January 2023 upon the commencement of dosing in a Phase 2 study of SAR443820/DNL788 in individuals with multiple sclerosis.
(3)Revenue for the three and six months ended June 30, 2023 was associated with Biogen exercising its option to license Denali’s ATV:Abeta program which was previously concluded to be a material right, $288.9 million of which was included in the contract liability balance at the beginning of the period and $5.0 million of which was an option exercise fee received in April 2023.
(4)Revenue for the three and six months ended June 30, 2023 was included in the contract liability balance at the beginning of the period.

Cost Sharing Payments and Reimbursements
Cost sharing payments to collaboration partners recorded as expenses in research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and cost sharing reimbursements from collaboration partners recorded as an offset to expense in research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Takeda Collaboration Agreement:
PTV:PGRN cost sharing (reimbursements)	$(1,138)	$(1,864)	$(2,338)	$(3,342)
ATV:TREM2 cost sharing (reimbursements)	(215)	(1,605)	(728)	(3,262)
Total Takeda cost sharing (reimbursements)(1)	(1,353)	(3,469)	(3,066)	(6,604)
Biogen Collaboration Agreement: LRRK2 cost sharing payments(2)	4,440	6,976	9,229	11,126
Net cost sharing payments (reimbursements)	$3,087	$3,507	$6,163	$4,522
_________________________________
(1)Cost sharing reimbursements of $1.4 million and $2.7 million were recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.
(2)Cost sharing payments due to Biogen of $4.4 million and $3.2 million were recorded within accounts payable on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

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
In April 2023, the Company entered into a new operating lease in Salt Lake City for a 59,336 square foot laboratory, office and warehouse premises with a contractual term of approximately 15 years upon commencement, and undiscounted lease payments of approximately $13.4 million, which was subsequently amended in October 2023. For accounting purposes, this new lease has not yet commenced, and as such, no lease liability or ROU asset is recorded on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, and no operating lease expense has been recorded on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024. Payments of $26.5 million made by the company, primarily for assets that are deemed to be landlord owned, and which will form part of the ROU asset upon lease commencement, are included within other non-current assets on the Condensed Consolidated Balance Sheet as of June 30, 2024.
Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease, the lease consideration, and the commencement date of the lease, and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rates of our operating leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rate, management considers observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the leases recognized under ASC 842 during the three and six months ended June 30, 2024.
Operating lease costs, including variable costs recognized under ASC 842, was $3.1 million and $6.2 million for the three and six months ended June 30, 2024, respectively, and $3.3 million and $6.2 million for the three and six months ended June 30, 2023, respectively. The following table contains a summary of other information pertaining to the Company’s operating lease for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in measurement of lease liabilities	$2,854	$2,763	$5,647	$5,759

	As of June 30,
	2024		2023
Weighted average remaining lease term	4.8 years		5.8 years
Weighted average discount rate	9.0%		9.0%

The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheet as of June 30, 2024 (in thousands):

Year Ended December 31:
2024 (six months)	$5,770
2025	11,793
2026	12,182
2027	12,584
2028	13,001
Thereafter	4,381
Total undiscounted lease payments	59,711
Present value adjustment	(10,959)
Net operating lease liability	$48,752
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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is not expected to be before November 2029. As of June 30, 2024 and December 31, 2023, the Company had total non-cancellable purchase commitments under the DMSA of $24.0 million and $37.6 million, respectively.
During the three months ended June 30, 2024 and 2023, the Company incurred costs of $6.2 million and $10.9 million, respectively, and made payments of $16.8 million and $8.3 million, respectively, for the development and manufacturing services rendered under the DMSA. During the six months ended June 30, 2024 and 2023, the Company incurred costs of $22.6 million and $16.1 million, respectively, and made payments of $30.3 million and $12.1 million, respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $32.5 million and $34.8 million, as of June 30, 2024 and December 31, 2023, respectively, with certain amounts subject to cost sharing with Takeda.

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

The Pre-Funded Warrants were classified as a component of permanent equity in the Company’s consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. As of June 30, 2024, all of the Pre-Funded Warrants issued in the private placement were outstanding.
8.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 9, "Stock-Based Awards" to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.
Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2023	16,490,551	$27.34
Granted	4,370,561	20.25
Exercised	(453,206)	10.09
Forfeited	(1,435,314)	30.95
Balance at June 30, 2024	18,972,592	$25.84
Vested and expected to vest at June 30, 2024	18,162,721	$27.85
Exercisable at June 30, 2024	11,565,306	$27.31

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Six Months Ended June 30,
	2024	2023
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	64.5% - 66.0%	68.7% - 69.6%
Risk-free interest rate	3.9% - 4.5%	3.4% - 4.2%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the six months ended June 30, 2024:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2023	3,635,157	$35.60
Granted	1,989,571	20.18
Vested and released	(835,873)	38.86
Forfeited	(641,220)	29.10
Unvested and expected to vest at June 30, 2024	4,147,635	$28.55
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$14,364	$15,189	$30,706	$31,973
General and administrative	10,736	11,381	22,234	22,681
Total	$25,100	$26,570	$52,940	$54,654
9.    Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(99,026)	$183,383	$(200,828)	$73,602

Denominator:
Weighted average number of:
Common stock shares outstanding	142,785,264	137,047,227	141,515,199	136,787,321
Private placement pre-funded warrants	26,046,065	—	17,602,560	—
Weighted average number of shares outstanding, basic	168,831,329	137,047,227	159,117,759	136,787,321
Dilutive effect of outstanding common stock options, ESPP shares issuable, and restricted shares	—	3,883,398	—	3,762,905
Weighted average number of shares outstanding, diluted	168,831,329	140,930,625	159,117,759	140,550,226
Net income (loss) per share, basic	$(0.59)	$1.34	$(1.26)	$0.54
Net income (loss) per share, diluted	$(0.59)	$1.30	$(1.26)	$0.52
Potentially dilutive securities, including options issued and outstanding, ESPP shares issuable, and restricted shares subject to future vesting that were not included in the diluted per share calculations for the periods presented because they would be anti-dilutive totaled approximately 23.3 million and 11.8 million shares as of June 30, 2024 and June 30, 2023, respectively.
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

In exchange for the Divested Assets, the Company received equity consideration in the form of a simple agreement for future equity (“SAFE”), equal to $15.0 million of equity in VBPC’s next financing round or, if VBPC’s next equity financing does not occur prior to December 31, 2024, a number of shares of preferred stock issued in VBPC’s previous round of equity financing prior to this agreement equal to $15.0 million divided by the price per share paid by investors in that previous equity financing. The Company may also be eligible to receive certain market valuation, development and sales based milestone payments up to approximately $1.2 billion in the form of either cash or equity at the election of VBPC. The Company will also be entitled to receive future royalties on aggregate net sales of any products that bind to certain identified targets, on a product-by-product and country-by-country basis during the periods of time commencing at the time of the first commercial sale of such product in such country, until the later of (i) the expiration of certain related patents, (ii) the expiration of Regulatory Exclusivity, or (iii) ten years after such first commercial sale.

Concurrently, VBPC and the Company also entered into a sublease for 12,985 square feet of office and lab space within the Company's corporate headquarters, and transition and research services agreement ("Service Agreements"). The sublease commenced in May 2024 and will continue for a period of approximately ten months, with two optional six month extension periods. The Service Agreements allow Denali to provide access to equipment and provision of certain specified administrative and research services to VBPC for a period up to the end of the sublease term.

This divestiture did not meet the criteria for reporting discontinued operations as the sale does not represent a strategic shift in the Company’s business. The Company recognized a gain on divestiture of approximately $14.5 million in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the six months ended June 30, 2024, representing the difference between the fair value of the consideration received and the carrying amount of the Divested Assets.

The Company recorded the SAFE at $15.0 million based on the expected value of the equity to be received within other non-current assets in the Condensed Consolidated Balance Sheet. The SAFE remains outstanding as of June 30, 2024.

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

Our late and mid-stage clinical programs are as follows:
•Tividenofusp alfa (DNL310, ETV:IDS), our lead enzyme replacement therapy ("ERT") program enabled by our Enzyme Transport Vehicle ("ETV"), is designed to cross the BBB and restore Iduronate 2-sulfatase ("IDS") and reduce glycosaminoglycans ("GAGs"), both peripherally and in the brain, in individuals with mucopolysaccharidosis II ("MPS II" or "Hunter syndrome");

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
Our early-stage clinical programs are as follows:
•DNL126 (ETV:SGSH), our second most advanced ETV enabled program, which is designed to restore lysosomal activity of N-sulfoglucosamine sulfohydrolase ("SGSH"), an enzyme responsible for degrading heparan sulfates in the lysosome, in individuals with MPS IIIA (Sanfilippo syndrome Type A); and
•TAK-594/DNL593 (PTV:PGRN), our recombinant progranulin ("PGRN") biotherapeutic enabled by our Protein Transport Vehicle ("PTV"), being developed in collaboration with Takeda, to address frontotemporal dementia-granulin ("FTD-GRN"), or frontotemporal dementia due to loss of function mutations in the GRN gene.

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	tividenofusp alfa, or DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
eIF2B	DNL343	Ph 1b	ALS	Denali
		Ph 2/3	ALS	Joint with Healey Center
LRRK2	BIIB122/DNL151	Ph 2a (planned)	Parkinson's disease	Denali
		Ph 2b		Joint with Biogen
RIPK1 (CNS-penetrant)	SAR443820/DNL788	Ph 2	MS	Sanofi
RIPK1 (Peripheral)	eclitasertib, or SAR443122/DNL758	Ph 2	UC	Sanofi
ETV:SGSH	DNL126	Ph 1/2	Sanfilippo syndrome Type A (MPS IIIA)	Denali
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda

Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in understanding key neurodegenerative disease pathways.

Key operational and financing milestones in 2024 to date include:

•In January 2024, we announced that enrollment continues in the global Phase 2/3 COMPASS study and is expected to be completed in 2024. In February, we presented new positive data from the ongoing Phase 1/2 study of tividenofusp alfa in MPS II at the 20th Annual WORLDSymposiumTM demonstrating sustained normalization of heparan sulfate in cerebrospinal fluid (CSF HS), robust and sustained reductions in biomarkers of lysosomal dysfunction and neuronal damage (NfL; neurofilament light), and improvements and stabilization of multiple clinical outcomes measures over two years of treatment. Also in February, we participated in the Reagan-Udall Foundation for the FDA workshop on CSF HS as a potential surrogate biomarker to support accelerated approval in MPS. In April, we completed enrollment of 47 participants with MPS II in the Phase 1/2 open-label study. Following the Reagan-Udall Foundation workshop, we received written communication from the Center for Drug Evaluation and Research ("CDER") division of the FDA indicating openness to discussing an accelerated approval pathway for tividenofusp alfa in MPS II with cerebrospinal fluid heparan sulfate (CSF HS) as a surrogate biomarker. We look forward to continued engagement with CDER regarding our intention to file for approval of tividenofusp alfa using the accelerated approval pathway. We will provide an update in 2H 2024;

•In January 2024, we announced that Part B in the TAK-594/DNL593 Phase 1/2 study in participants with FTD-GRN had been voluntarily paused to implement protocol modifications. In the second quarter of 2024, we finalized the protocol amendment for the Phase 1/2 study and prescreening of participants for Cohort B2 is ongoing;

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

•In February 2024, we announced that we executed a Collaboration and Development Funding Agreement in January 2024 with a third party related to a global Phase 2a study of BIIB122/DNL151, which we plan to solely operationalize to evaluate safety and biomarkers associated with BIIB122 in participants with Parkinson’s disease and confirmed pathogenic variants of LRRK2. This agreement includes committed funding of $75.0 million, of which $12.5 million was received in January 2024 and $12.5 million was received in July 2024, with the remainder to be triggered based on operational milestones in the study. The third party will be eligible to receive low single-digit royalties from Denali on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease, with royalty amounts varying based on the scope of the label. We plan to initiate the Phase 2a study in 2024. Biogen will continue to conduct the ongoing global Phase 2b LUMA study in early-stage Parkinson’s disease. Denali and Biogen will co-commercialize BIIB122/DNL151 assuming regulatory approval;

•In May 2024, the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital (MGH) in collaboration with the Northeast ALS Consortium (NEALS) announced that enrollment is complete in Regimen G (DNL343) of the Phase 2/3 HEALEY ALS Platform Trial;

•In June 2024, we announced that the CDER has selected DNL126 (ETV:SGSH) for participation in the FDA's Support for clinical Trials Advancing Rare disease Therapeutics (START) Pilot Program to further accelerate the development of novel drug and biological products for rare diseases. Participation in START is expected to facilitate and accelerate development of DNL126; and

•In July 2024, Biogen terminated its license to the ATV:Abeta program enabled by our TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease and granted us rights to data generated during the collaboration. As a result of the termination, all rights to develop, manufacture, perform medical affairs activities, and commercialize new TfR-targeting ATV:Abeta therapeutics reverted to us. Biogen licensed our TfR-targeting ATV:Abeta program in April 2023 having exercised an option that was part of the 2020 collaboration agreement between the two companies. Biogen’s decision was not related to any efficacy or safety concerns with the TV platform.

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

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net losses of $99.0 million and $200.8 million for the three and six months ended June 30, 2024, respectively. Due to revenue recognized from our collaboration arrangement with Biogen, we had net income of $183.4 million and $73.6 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $1.32 billion. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our TV platform. These expenses include external expenses incurred by us relating to our Takeda Collaboration Agreement, Sanofi Collaboration Agreement and Biogen Collaboration Agreement. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We also incur personnel and other operating expenses for our research and development programs which are presented in aggregate. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including rent and depreciation, and lab consumables. Where we share costs with our collaboration partners, such as in our Biogen Collaboration Agreement and Takeda Collaboration Agreement, research and development expenses may include cost sharing reimbursements from, or payments to, our collaboration partners. Further, where we receive R&D funding from third parties, this may be recognized as a reduction to research and development expenses.

It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is made more challenging by events outside of our control, such as global pandemics and increased geopolitical uncertainty. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

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

Results of Operations
Comparison of the three and six months ended June 30, 2024 and 2023

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Collaboration revenue:
Collaboration revenue from customers	$—	$294,123	$(294,123)	*	%
Total collaboration revenue	—	294,123	(294,123)	*
Operating expenses:
Research and development	91,399	97,520	(6,121)	(6)
General and administrative	25,194	26,120	(926)	(4)
Total operating expenses	116,593	123,640	(7,047)	(6)
Income (loss) from operations	(116,593)	170,483	(287,076)	*
Interest and other income, net	17,567	12,900	4,667	36
Net income (loss)	$(99,026)	$183,383	$(282,409)	*	%
__________________________________________________
*Percentage is not meaningful.

	Six Months Ended June 30,		Change
	2024	2023	$	%
Collaboration revenue:
Collaboration revenue from customers	$—	$329,264	$(329,264)	*	%
Total collaboration revenue	—	329,264	(329,264)	*
Operating expenses:
Research and development	198,415	226,336	(27,921)	(12)
General and administrative	50,430	53,260	(2,830)	(5)
Total operating expenses	248,845	279,596	(30,751)	(11)
Gain from divestiture of small molecule programs	14,537	—	14,537	*
Income (loss) from operations	(234,308)	49,668	(283,976)	*
Interest and other income, net	33,480	23,934	9,546	40
Net income (loss)	$(200,828)	$73,602	$(274,430)	*	%
__________________________________________________
*Percentage is not meaningful.

Collaboration revenue. There was no collaboration revenue for three and six months ended June 30, 2024, respectively, and $294.1 million and $329.3 million for three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2024 compared to June 30, 2023 was primarily due to $293.9 million in revenue recognized in April 2023 under the Biogen Collaboration Agreement as a result of Biogen exercising its option to license our ATV:Abeta program. The decrease for the six months ended June 30, 2024 compared to June 30, 2023 was primarily due to the decrease in Biogen revenue described above, as well as decreases of revenue earned under the Takeda and Sanofi Collaboration Agreements of $10.0 million and $25.0 million, respectively.

Research and development expenses. Research and development expenses were $91.4 million and $198.4 million for the three and six months ended June 30, 2024, compared to $97.5 million and $226.3 million for the three and six months ended June 30, 2023, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ETV:IDS program external expenses	$21,079	$20,642	$50,799	$67,286
ETV:SGSH program external expenses	4,404	3,670	7,039	4,535
PTV:PGRN program external expenses	1,955	3,372	3,645	6,218
TV platform and other program external expenses	4,410	4,471	7,882	9,850
LRRK2 program external expenses	1,465	913	2,082	2,818
eIF2B program external expenses	8,925	5,247	16,517	9,895
Other external research and development expenses	3,781	5,673	9,643	13,388
Personnel related expenses(1)	34,052	39,001	76,381	80,062
Other unallocated research and development expenses	10,509	11,024	20,532	27,762
Net cost sharing and research funding payments(2)	819	3,507	3,895	4,522
Total research and development expenses	$91,399	$97,520	$198,415	$226,336
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $14.4 million and $30.7 million for the three and six months ended June 30, 2024, respectively, and $15.2 million and $32.0 million for the three and six months ended June 30, 2023, respectively, reflecting decreases of $0.8 million and $1.3 million, respectively.
(2)The breakdown of net cost sharing and research funding payments is shown in the table below. The underlying costs for reimbursements and research funding are included with the specified external expenses line and personnel related expenses in the table above. ATV:TREM2 program external expenses are presented within the TV platform and other program external expenses line.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Takeda: net reimbursements for PTV:PGRN program	$(1,138)	$(1,864)	$(2,338)	$(3,342)
Takeda: net reimbursements for ATV:TREM2 program	(215)	(1,605)	(728)	(3,262)
Biogen: net payments for LRRK2 program	4,440	6,976	9,229	11,126
LRRK2 research funding	(2,268)	—	(2,268)	—
Net cost sharing payments and research funding payments	$819	$3,507	$3,895	$4,522

The decrease in research and development expenses of approximately $6.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, was primarily attributable to the following:
•a decrease of $4.9 million in personnel related expenses due to decreases in salary and stock based compensation expenses due to decreased headcount, primarily as a result of the divestiture of our preclinical small molecule programs in March 2024;
•a decrease in net cost sharing and research funding payments, primarily due to the recognition of $2.3 million of research funding for the LRRK2 program from the Collaboration and Development Funding Agreement executed in January 2024;
•decreases of $0.1 million and $1.4 million in TV platform and other program external expenses including ATV:TREM2 expenses, and PTV:PGRN program external expenses, respectively, due to the discontinuation of clinical development of TAK-920/DNL919 (ATV:TREM2) in Alzheimer’s disease and voluntary pause of Part B in the TAK-594/DNL593 (PTV:PGRN) Phase 1/2 study, respectively; and
•a decrease of $1.9 million in other external research and development expenses associated with the divestiture of our preclinical small molecule programs.

These decreases were partially offset by increases in costs in various clinical stage programs, including of eIF2B ($3.7 million), ETV:SGSH ($0.7 million) and ETV:IDS ($0.4 million) reflecting the continued progress of these programs in clinical trials. Further, there was an increase of $0.6 million in LRRK2 program external expenses due to activities related to our planned Phase 2a study in Parkinson's Disease patients.
The decrease in research and development expenses of approximately $27.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily attributable to the following:
•a decrease of $16.5 million in ETV:IDS program external expenses because the first quarter of 2023 included expense for a contingent consideration payment of $30.0 million related to the acquisition of F-star Gamma, which was triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. This decrease was partially offset by increased spend from the continued progress of this program in clinical trials in 2024, including costs related to our ongoing Phase 1/2 study and our potentially registrational Phase 2/3 study;
•decreases of $2.0 million and $2.6 million in TV platform and other program external expenses including ATV:TREM2 expenses, and PTV:PGRN program external expenses, respectively, due to the discontinuation of clinical development of TAK-920/DNL919 (ATV:TREM2) in Alzheimer’s disease and voluntary pause of Part B in the TAK-594/DNL593 (PTV:PGRN) Phase 1/2 study, respectively;
•a decrease of $3.7 million in personnel related expenses due to decreases in salary and stock based compensation expenses due to decreased headcount, primarily as a result of the divestiture of our preclinical small molecule programs in March 2024;
•a decrease of $3.7 million in other external research and development expenses primarily due to elevated facility costs in the six months ended June 30, 2023 as a result of accelerated depreciation on leasehold improvements associated with the termination of the former SLC Lease; and
•the recognition of $2.3 million of research funding or the LRRK2 program from the Collaboration and Development Funding Agreement executed in January 2024.
These decreases were partially offset by increases of $6.6 million and $2.5 million in eIF2B and ETV:SGSH program external expenses, respectively, reflecting the continued progress of these programs in clinical trials.
General and administrative expenses. General and administrative expenses were $25.2 million for the three months ended June 30, 2024 compared to $26.1 million for the three months ended June 30, 2023. The decrease of $0.9 million was primarily attributable to a decrease of $1.1 million in personnel-related expenses consisting of employee compensation and stock-based compensation expense, partially offset by combined increases of $0.2 million in professional services, facilities and other corporate costs.
General and administrative expenses were $50.4 million for the six months ended June 30, 2024 compared to $53.3 million for the six months ended June 30, 2023. The decrease of $2.9 million was primarily attributable to $2.2 million of combined decreases in professional services, facilities and other corporate costs and $0.7 million of decreased personnel-related expenses consisting of employee compensation and stock-based compensation expense.
Gain from divestiture of small molecule programs. For a full description, see Item 2. Components of Operating Results included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, we had cash, cash equivalents and marketable securities in the amount of $1.35 billion. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.
Through June 30, 2024 we have obtained aggregate net proceeds of approximately $754.4 million from public offerings of our common stock, including $296.2 million obtained through the sale of 11.9 million shares of common stock in October 2022. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through June 30, 2024.
Further, in February 2024 we received net proceeds of approximately $499.3 million from our private placement through the sale of approximately 3.2 million shares of common stock and pre-funded warrants to purchase approximately 26.0 million shares of our common stock.
In February 2022, we established a registered “at-the-market” facility for the sale of up to $400.0 million of shares of common stock from time to time by entering into an equity distribution agreement with Goldman Sachs & Co. LLC, Leerink Partners LLC (formerly SVB Securities LLC) and Cantor Fitzgerald & Co. as sales agents. To date, no shares have been sold under the equity distribution agreement.

Pursuant to our collaboration and research funding agreements with Takeda, Sanofi, Biogen and an unrelated third party, through June 30, 2024 we have received upfront, option and milestone payments of $115.0 million, $225.0 million, $565.0 million and $12.5 million, respectively, and have also received $45.8 million and $16.2 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $1.32 billion through June 30, 2024. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of June 30, 2024, operating lease liabilities were $48.8 million. Under the SLC lease which was executed in April 2023, we have future undiscounted lease payments totaling approximately $13.4 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments as of June 30, 2024 of $56.5 million, with certain amounts subject to cost sharing with Takeda. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. These commitments are more fully described in Note 6 - Commitments and Contingencies of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(204,840)	$(171,971)
Net cash (used in) provided by investing activities	(354,618)	75,352
Net cash provided by financing activities	507,031	10,623
Net decrease in cash, cash equivalents and restricted cash	$(52,427)	$(85,996)
Net Cash Used In Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $204.8 million, which consisted of a net loss of $200.8 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net accretion of discounts on marketable securities, non-cash rent expenses, and the non-cash gain on divestiture of small molecule programs. Cash used in operating activities was also driven by changes in our operating assets and liabilities, the most significant of which was an increase in other non-current assets related to costs associated with the new Salt Lake City manufacturing facility during the six months ended June 30, 2024.
Net Cash Used In Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $354.6 million, which consisted of $955.8 million of purchases of marketable securities and $6.9 million of capital expenditures to purchase property and equipment, partially offset by $608.1 million in proceeds from maturities and sales of marketable securities.
Net Cash Provided By Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities was $507.0 million which consisted of $499.3 million of net proceeds from the sale of common stock and pre-funded warrants in a private placement in February 2024, as well as proceeds from the exercise of options to purchase common stock and purchases of ESPP shares.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the six months ended June 30, 2024.
Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2024, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.35 billion as of June 30, 2024, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. Our net losses were $99.0 million and $200.8 million for the three and six months ended June 30, 2024, respectively. We had net income of $183.4 million and $73.6 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $1.32 billion.

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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offering completed in October 2022, payments received from our collaboration agreements with Biogen, Sanofi, and Takeda, and a PIPE transaction completed in February 2024. We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical, and clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of June 30, 2024, we had $1.35 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as recent bank failures, geopolitical uncertainty, rising inflation or interest rates, or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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
The time required to obtain approval by the FDA, EMA, and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies' statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA's statutory interpretations of market exclusivities and the "substantial evidence" requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could delay the FDA's review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.
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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. These include the enactment of the Affordable Care Act of 2010 (“ACA”), the American Rescue Plan Act of 2021, which will eliminate a statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs, and the July 2021 executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 ("IRA"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act ("IRA") are unconstitutional. The impact of these judicial changes, future litigation brought in view of the Supreme Court’s overrule of the Chevron doctrine, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our BBB platform technology and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. In addition, we cannot be certain that any patents we own or in-license in the United States adequately cover the Fc domain portion of our BBB platform technology that binds to transferrin receptor, or adequately cover the antibodies, enzymes or proteins being developed in our TV-enabled programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within twelve months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our BBB platform technology, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such BBB platform technology, programs, product candidates, and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our BBB platform technology, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Filing, prosecuting, and defending patents on our BBB platform technology, product candidates and other technologies in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Further, our ability to pursue patents throughout the world may be delayed or affected due to a public health crisis such as the COVID-19 global pandemic. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In Europe, as of June 1, 2023, the Unitary Patent Court (UPC) has exclusive jurisdiction over Unitary Patents and offers a uniform and specialized framework for patent litigation at the European level. Furthermore, European applications have the option, upon grant of a patent, of becoming a Unitary Patent and therefore subject to UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc. (2013), the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the Inflation Reduction Act (IRA) passed by Congress authorizes the Secretary of the Department of Health and Human Services (HHS) to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run.

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

As of June 30, 2024, we had approximately 364 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health crises such as COVID-19, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by bank failures or instability in the financial services sector, government shutdowns, or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

As of December 31, 2023, we had federal net operating loss carryforwards of approximately $290.6 million, federal research and development tax credit carryforwards of approximately $53.1 million, and orphan tax credit carryforwards of approximately $37.4 million, some of which will begin to expire in 2034. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have experienced ownership changes in the past, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including in connection with our October 2022 offering, some of which are outside our control. Limitations may also apply under state law. For example, recently enacted California legislation limits the use of state net operating loss carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our net operating loss carryforwards, even if we attain profitability.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by legislators and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) have occurred and are likely to continue to occur in the future, which could adversely affect our shareholders. For example, in August 2022, the United States enacted the Inflation Reduction Act, which implemented a 15% minimum tax on book income for certain companies and introduced a 1% excise tax on stock buybacks. Changes in tax laws, regulation, or enforcement could adversely affect our stockholders or require us to implement changes to minimize increases in our tax liability.
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

•market conditions in the pharmaceutical and biotechnology sectors; and

•other events or factors affecting general economic, industry, and market conditions, including bank failures or instability in the financial services sector, geopolitical events such as war and armed conflict, and public health crises such as COVID-19.

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

In January 2020, we sold 9.0 million shares of common stock in an underwritten follow-on offering pursuant to a shelf registration statement filed in March 2019 and, in October 2022, we sold 11.9 million shares of common stock in an underwritten public offering pursuant to a second shelf registration statement filed in February 2022. Also in February 2022, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC, and Cantor Fitzgerald & Co., as sales agents, to establish an at-the-market facility pursuant to which we may offer and sell from time to time up to $400.0 million in shares of our common stock. On February 27, 2024, we announced a PIPE financing in which we sold 3,244,689 shares of our common stock and pre-funded warrants to purchase 26,046,065 shares of our common stock, resulting in net proceeds of approximately $499.3 million.

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
Use of Proceeds from Registered Securities
In October 2022, we sold 11.9 million shares of common stock (inclusive of shares sold pursuant to an over-allotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $26.50 per share for aggregate net proceeds of approximately $296.2 million.
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
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter ended June 30, 2024.
Entry into a Material Definitive Agreement

On July 26, 2024, Denali and Biogen MA, Inc. and Biogen International GMBH (collectively, “Biogen”) executed a Side Letter to the Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”), entered into on October 6, 2020 and amended on August 17, 2023. Pursuant to the Side Letter, Biogen terminated its license to the ATV:Abeta program enabled by Denali’s TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease, effective as of the date of the Side Letter, and granted Denali rights to data generated during the collaboration. As a result of the termination, all rights to develop, manufacture, perform medical affairs activities, and commercialize new TfR-targeting ATV:Abeta therapeutics reverted to Denali.

The foregoing description of the Side Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the Side Letter, which is filed as an exhibit hereto.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

10.1#	Denali - Biogen Side Letter.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2024, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	August 1, 2024	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2024	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)