Form 10-Q
period 2024-09-30
Denali Therapeutics Inc.
filed 2024-11-06
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of October 30, 2024 was 143,921,624. This number does not include 26,046,065 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of October 30, 2024 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in February 2024. See Note 7 — Common Stock to the registrant’s condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$90,636	$127,106
Short-term marketable securities	745,923	907,405
Prepaid expenses and other current assets	32,280	29,626
Total current assets	868,839	1,064,137
Long-term marketable securities	445,463	—
Property and equipment, net	50,822	45,589
Operating lease right-of-use asset	23,717	26,048
Finance lease right-of-use asset	38,685	—
Other non-current assets	26,487	18,143
Total assets	$1,454,013	$1,153,917
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,594	$9,483
Accrued clinical and other research and development costs	23,923	19,035
Accrued manufacturing costs	9,568	15,462
Accrued compensation	14,874	21,590
Operating lease liability, current	8,036	7,260
Deferred research and development funding liability, current	16,269	—
Other accrued costs and current liabilities	4,829	5,152
Total current liabilities	87,093	77,982
Operating lease liability, less current portion	38,850	44,981
Finance lease liability, less current portion	5,631	—
Deferred research funding and development liability, less current portion	3,944	—
Total liabilities	135,518	122,963
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 143,840,029 shares and 138,385,498 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,764	1,711
Additional paid-in capital	2,735,433	2,144,811
Accumulated other comprehensive income	5,529	643
Accumulated deficit	(1,424,231)	(1,116,211)
Total stockholders' equity	1,318,495	1,030,954
Total liabilities and stockholders’ equity	$1,454,013	$1,153,917
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue:
Collaboration revenue from customers(1)	$—	$1,267	$—	$330,531
Total collaboration revenue	—	1,267	—	330,531
Operating expenses:
Research and development(2)	98,238	89,737	296,653	316,073
General and administrative	24,949	25,325	75,379	78,585
Total operating expenses	123,187	115,062	372,032	394,658
Gain from divestiture of small molecule programs	—	—	14,537	—
Loss from operations	(123,187)	(113,795)	(357,495)	(64,127)
Interest and other income, net	15,995	14,442	49,475	38,376
Net loss	(107,192)	(99,353)	(308,020)	(25,751)
Other comprehensive income (loss):
Net unrealized gain on marketable securities, net of tax	8,188	790	4,886	6,235
Comprehensive loss	$(99,004)	$(98,563)	$(303,134)	$(19,516)
Net loss per share, basic and diluted	$(0.63)	$(0.72)	$(1.89)	$(0.19)
Weighted average number of shares outstanding, basic and diluted	169,456,988	137,644,534	162,589,325	137,076,199
__________________________________________________
(1)Includes related-party collaboration revenue from customers of $1.3 million and $295.5 million for the three and nine months ended September 30, 2023, respectively.
(2)Includes expenses for cost sharing payments due to a related party of $3.4 million and $14.5 million for the three and nine months ended September 30, 2023, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	138,385,498	$1,711	$2,144,811	$643	$(1,116,211)	$1,030,954
Issuance of common stock and pre-funded warrants, net of issuance costs of $480K	3,244,689	32	499,221	—	—	499,253
Issuances under equity incentive plans	948,705	10	13,224	—	—	13,234
Vesting of restricted stock units	1,261,137	11	(11)	—	—	—
Stock-based compensation	—	—	78,188	—	—	78,188
Net loss	—	—	—	—	(308,020)	(308,020)
Other comprehensive income	—	—	—	4,886	—	4,886
Balance at September 30, 2024	143,840,029	$1,764	$2,735,433	$5,529	$(1,424,231)	$1,318,495

Balance at June 30, 2024	143,123,582	$1,757	$2,704,992	$(2,659)	$(1,317,039)	$1,387,051
Issuances under equity incentive plans	291,183	3	5,453	—	—	5,456
Vesting of restricted stock units	425,264	4	(4)	—	—	—
Stock-based compensation	—	—	24,992	—	—	24,992
Net loss	—	—	—	—	(107,192)	(107,192)
Other comprehensive income	—	—	—	8,188	—	8,188
Balance at September 30, 2024	143,840,029	$1,764	$2,735,433	$5,529	$(1,424,231)	$1,318,495

Balance at December 31, 2022	135,965,918	$1,686	$2,018,617	$(6,886)	$(970,987)	$1,042,430
Issuances under equity incentive plans	953,575	9	13,106	—	—	13,115
Vesting of restricted stock units	1,132,305	12	(12)	—	—	—
Stock-based compensation	—	—	82,302	—	—	82,302
Net loss	—	—	—	—	(25,751)	(25,751)
Other comprehensive income	—	—	—	6,235	—	6,235
Balance at September 30, 2023	138,051,798	$1,707	$2,114,013	$(651)	$(996,738)	$1,118,331

Balance at June 30, 2023	137,362,688	$1,700	$2,083,951	$(1,441)	$(897,385)	$1,186,825
Issuances under equity incentive plans	222,688	2	2,490	—	—	2,492
Vesting of restricted stock units	466,422	5	(5)	—	—	—
Stock-based compensation	—	—	27,577	—	—	27,577
Net loss	—	—	—	—	(99,353)	(99,353)
Other comprehensive income	—	—	—	790	—	790
Balance at September 30, 2023	138,051,798	$1,707	$2,114,013	$(651)	$(996,738)	$1,118,331
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(308,020)	$(25,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,942	14,549
Stock–based compensation expense	77,800	82,114
Net accretion of discounts on marketable securities	(28,952)	(31,709)
Non-cash adjustment to operating lease expense	(3,025)	(2,762)
Right-of-use asset amortization for finance lease	431	—
Non-cash gain from divestiture of small molecule programs	(14,537)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,625)	1,910
Other non-current assets	(1,178)	—
Accounts payable	151	4,512
Accruals and other current liabilities	6,090	(11,665)
Related-party contract liability	—	(290,532)
Deferred research and development funding liability, less current portion	3,944	—
Net cash used in operating activities	(263,979)	(259,334)
Investing activities
Purchases of marketable securities	(1,056,263)	(1,399,982)
Maturities and sales of marketable securities	806,120	1,586,947
Purchases of property and equipment	(10,820)	(10,704)
Net cash (used in) provided by investing activities	(260,963)	176,261
Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs of $480K	499,253	—
Proceeds from exercise of awards under equity incentive plans	13,234	13,115
Payments for finance lease right-of-use asset	(24,015)	—
Net cash provided by financing activities	488,472	13,115
Net decrease in cash, cash equivalents and restricted cash	(36,470)	(69,958)
Cash, cash equivalents and restricted cash at beginning of period	128,681	219,544
Cash, cash equivalents and restricted cash at end of period	$92,211	$149,586
Supplemental disclosures of cash flow information
Increase in right-of-use asset due to lessor assets	$7,051	$—
Non-cash recognition of new finance lease	$5,689	$—
Cash paid for finance lease interest	$121	$—
Cash paid during the period for income taxes	$—	$4
Equity consideration received in the divestiture of small molecule programs (Note 10)	$15,000	$—
Property and equipment purchases accrued but not yet paid	$263	$6,230

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

During the nine months ended September 30, 2024 the only material change to the Company's significant accounting and financial reporting policies from those reflected in the 2023 Annual Report on Form 10-K was the addition of accounting policies related to the finance lease included herein. For further information with regard to the remainder of the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2023 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the Company had no off-balance sheet concentrations of credit risk.

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
Marketable Securities

The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the Condensed Consolidated Balance Sheets, are considered available-for-sale, and are reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.

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
Leases

The Company leases real estate and certain equipment for use in its operations. A determination is made as to whether an arrangement is a lease at inception. The Company recognizes finance and operating lease right-of-use (ROU) assets, and finance and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. The Company adjusts ROU assets as needed for any lease incentives it receives and for assets it purchases that are regarded as landlord-owned. When determining the present value of lease payments, the Company uses its incremental borrowing rate on the date of lease commencement, or the rate implicit in the lease, if known. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed by management to be reasonably certain at lease inception.

The Company recognizes amortization of the ROU assets and interest on the lease liabilities for its finance lease. Finance lease ROU assets are amortized on a straight-line basis from the commencement date to the earlier of the end of the useful life of the ROU asset or the end of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term.

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
Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. The weighted-average common shares outstanding as of September 30, 2024 includes pre-funded warrants to purchase shares of common stock that were issued in connection with the February 2024 private placement, as discussed further in Note 7 - "Common Stock".
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively. The Company has not early adopted this update, and is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$75,600	$—	$—	$75,600
Short-term marketable securities:
U.S. government treasuries	703,259	—	—	703,259
Corporate debt securities	—	16,386	—	16,386
Commercial paper	—	26,278	—	26,278
Long-term marketable securities:
U.S. government treasuries	415,891	—	—	415,891
Corporate debt securities	—	29,572	—	29,572
Total	$1,194,750	$72,236	$—	$1,266,986

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$121,034	$—	$—	$121,034
Short-term marketable securities:
U.S. government treasuries	869,172	—	—	869,172
U.S. government agency securities	—	7,086	—	7,086
Commercial paper	—	31,147	—	31,147
Total	$990,206	$38,233	$—	$1,028,439

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels for the nine months ended September 30, 2024 or for the year ended December 31, 2023.

3.    Marketable Securities
All marketable securities were considered available-for-sale at September 30, 2024 and December 31, 2023. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$701,700	$1,565	$(6)	$703,259
Corporate debt securities	16,279	107	—	16,386
Commercial paper	26,278	—	—	26,278
Total short-term marketable securities	744,257	1,672	(6)	745,923
Long-term marketable securities:
U.S. government treasuries(2)	412,031	3,861	(1)	415,891
Corporate debt securities	29,217	355	—	29,572
Total long-term marketable securities	441,248	4,216	(1)	445,463
Total	$1,185,505	$5,888	$(7)	$1,191,386
__________________________________________________
(1)Unrealized holding losses on 1 security with an aggregate fair value of $59.9 million.
(2)Unrealized holding losses on 1 security with an aggregate fair value of $5.0 million.

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
As of September 30, 2024 and December 31, 2023, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of September 30, 2024 or December 31, 2023. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of September 30, 2024, all of the Company’s marketable securities have an effective maturity of less than two years.

4.    Acquisition and Research and Development Funding Collaboration Agreement
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
As of September 30, 2024, the Company had paid consideration of $49.8 million in the aggregate consisting of up-front, preclinical, and clinical contingent consideration, all of which was recorded as research and development expense as incurred. This amount includes a $30.0 million contingent consideration payment which was triggered and recorded as research and development expense in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. This contingent consideration payment fully satisfies the Company's clinical contingent consideration obligations under the Purchase Agreement. There was no contingent consideration expense recognized for the three and nine months ended September 30, 2024 or the three months ended September 30, 2023.
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
The Company determined that this arrangement is an R&D funding arrangement under ASC 730. As the third party is sharing in the risk associated with research and development activities with the Company, the development funding is recognized as an obligation to perform contractual services. Accordingly, payments received will be recorded as a liability, and recognized by the Company as a reduction to research and development expenses over the estimated Phase 2a study period as the underlying research and development costs are incurred. R&D funding under this arrangement of $2.5 million and $4.8 million offset research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, $16.3 million and $3.9 million of current and non-current deferred research and development funding liability were recorded on the Condensed Consolidated Balance Sheet, respectively.

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

In April 2023, Biogen exercised its option to license Denali’s ATV:Abeta program which was previously concluded to be a material right, triggering payment of a $5.0 million option fee which was received in May 2023 and allocated to the material right in its entirety.

On July 26, 2024, Denali and Biogen executed a Side Letter to the ROFN and Option Agreement, pursuant to which, effective as of the date of the Side Letter, Biogen terminated its license to the ATV:Abeta program enabled by Denali’s TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease, and granted Denali rights to data generated during the collaboration. The side letter also effected the immediate termination of the ROFN and Option Agreement; as such, the Company expects to receive no future milestone or royalty payments from Biogen related to the ATV:Abeta program. There were no changes to the terms of the LRRK2 Agreement during the three and nine months ended September 30, 2024 or 2023.

The Company has no remaining performance obligations under the Biogen Collaboration Agreement, and therefore no contract liability remained on the Condensed Consolidated Balance Sheets as of September 30, 2024 or December 31, 2023. As of December 31, 2023, Biogen was no longer considered a related party as defined in ASC 850.

As of September 30, 2024, the Company has not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of September 30, 2024 or December 31, 2023. As of September 30, 2024, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.

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
As of September 30, 2024, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Takeda Collaboration Agreement:
PTV:PGRN Collaboration Agreement(1)	$—	$—	—	10,000
Total Takeda Collaboration Revenue	—	—	—	10,000
Sanofi Collaboration Agreement
CNS Program License(2)	—	—	—	25,000
Total Sanofi Collaboration Revenue	—	—	—	25,000
Biogen Collaboration Agreement
ATV:Abeta Program License(3)	—	—	—	293,912
Option Research Services(4)	—	1,267	—	1,619
Total Biogen Collaboration Revenue	—	1,267	—	295,531
Total Collaboration Revenue	$—	$1,267	$—	$330,531
_________________________________________________
(1)Revenue for the nine months ended September 30, 2023 from a specified clinical milestone in the Phase 1/2 study of DNL593 in patients with frontotemporal dementia-granulin (FTD-GRN).
(2)Revenue for the nine months ended September 30, 2023 from a milestone payment triggered and received in January 2023 upon the commencement of dosing in a Phase 2 study of SAR443820/DNL788 in individuals with multiple sclerosis.
(3)Revenue for the nine months ended September 30, 2023 was associated with Biogen exercising its option to license Denali’s ATV:Abeta program which was previously concluded to be a material right, $288.9 million of which was included in the contract liability balance at the beginning of the period and $5.0 million of which was an option exercise fee received in April 2023.
(4)Revenue for the three and nine months ended September 30, 2023 was included in the contract liability balance at the beginning of the period.

Cost Sharing Payments and Reimbursements
Cost sharing payments to collaboration partners recorded as expenses in research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss, and cost sharing reimbursements from collaboration partners recorded as an offset to expense in research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Takeda Collaboration Agreement:
PTV:PGRN cost sharing (reimbursements)	$(1,211)	$(1,777)	$(3,549)	$(5,120)
ATV:TREM2 cost sharing (reimbursements)	(208)	(1,018)	(936)	(4,279)
Total Takeda cost sharing (reimbursements)(1)	(1,419)	(2,795)	(4,485)	(9,399)
Biogen Collaboration Agreement: LRRK2 cost sharing payments(2)	4,965	3,378	14,194	14,504
Net cost sharing payments (reimbursements)	$3,546	$583	$9,709	$5,105
_________________________________
(1)Cost sharing reimbursements of $1.4 million and $2.7 million were recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.
(2)Cost sharing payments due to Biogen of $5.0 million and $3.2 million were recorded within accounts payable on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.

6.     Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), as further described in Note 8, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K. In August 2021, the Company entered into a lease for laboratory, office and warehouse premises in Salt Lake City, Utah. In March 2023, the Company terminated this lease, which resulted in the recognition of $7.9 million of accelerated depreciation on leasehold improvements in the nine months ended September 30, 2023.
In April 2023, the Company entered into a lease in Salt Lake City (the “SLC Lease”) for a 59,336 square foot laboratory, office and warehouse premises with a contractual term of approximately 15 years upon commencement, and undiscounted lease payments of approximately $13.4 million, which was subsequently amended in October 2023. The accounting lease commencement date was determined to be August 1, 2024, the date the Company was deemed to have obtained control over the property, at which time the lease was determined to be a finance lease and the lease liability and ROU asset were recorded on the Condensed Consolidated Balance Sheet. Included in the ROU asset as of September 30, 2024 are $33.1 million of assets purchased by the Company, which are considered to be owned by the landlord.
Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease, lease classification, the lease consideration, the commencement date of the leases, and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rates of the Company's operating and finance leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rate, management considers observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the leases recognized under ASC 842 during the three and nine months ended September 30, 2024.
Operating lease costs were $1.9 million and $5.8 million for the three and nine months ended September 30, 2024, respectively, and $1.9 million and $6.1 million for the three and nine months ended September 30, 2023, respectively. Variable lease costs were $1.6 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, and $1.3 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. Finance lease costs representing amortization of ROU assets and interest on lease liability were $0.4 million and $0.1 million, respectively, for both the three and nine months ended September 30, 2024. There was no finance lease cost for the three and nine months ended September 30, 2023.
The following tables contain a summary of other information pertaining to the Company’s leases for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash flows from operating lease	$2,885	$2,793	$8,532	$8,552

	As of September 30,
	2024	2023
Weighted-average remaining lease term (in years):
Operating lease	4.6 years	5.6 years
Finance lease	14.5 years	—
Weighted-average discount rate applied (%):
Operating lease	9.0%	9.0%
Finance lease	13.7%	—%
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating and finance lease liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2024 (in thousands):

Year Ended December 31:	Operating Lease	Finance Lease
2024 (three months)	$2,885	$191
2025	11,793	777
2026	12,182	794
2027	12,584	811
2028	13,001	829
Thereafter	4,381	9,661
Total undiscounted lease payments	56,826	13,063
Less: present value adjustment	(9,940)	—
Less: imputed interest	—	(7,381)
Total future minimum lease payments	$46,886	$5,682
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

Commitments
In September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is not expected to be before January 2028. As of September 30, 2024 and December 31, 2023, the Company had total non-cancellable purchase commitments under the DMSA of $23.4 million and $37.6 million, respectively.
During the three months ended September 30, 2024 and 2023, the Company incurred costs of $6.0 million and $10.4 million, respectively, and made payments of $1.9 million and $12.8 million, respectively, for the development and manufacturing services rendered under the DMSA. During the nine months ended September 30, 2024 and 2023, the Company incurred costs of $28.6 million and $26.5 million, respectively, and made payments of $32.2 million and $24.9 million, respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $25.6 million and $34.8 million, as of September 30, 2024 and December 31, 2023, respectively, with certain amounts subject to cost sharing with Takeda.
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

The Pre-Funded Warrants were classified as a component of permanent equity in the Company’s consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the Pre-Funded Warrants issued in the private placement were outstanding as of September 30, 2024.
8.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 9, "Stock-Based Awards" to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K.

Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2023	16,490,551	$27.34
Granted	4,498,161	20.30
Exercised	(744,389)	13.47
Forfeited	(1,663,311)	31.29
Balance at September 30, 2024	18,581,012	$25.84
Vested and expected to vest at September 30, 2024	17,771,141	$26.98
Exercisable at September 30, 2024	11,543,850	$27.89

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Nine Months Ended September 30,
	2024	2023
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	64.5% - 66.0%	67.9% - 69.6%
Risk-free interest rate	3.7% - 4.5%	3.4% - 4.3%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the nine months ended September 30, 2024:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2023	3,635,157	$35.60
Granted	2,347,721	20.49
Vested and released	(1,261,137)	37.07
Forfeited	(727,400)	28.85
Unvested and expected to vest at September 30, 2024	3,994,341	$27.48
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$14,141	$15,821	$44,847	$47,795
General and administrative	10,719	11,638	32,953	34,319
Total	$24,860	$27,459	$77,800	$82,114

9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(107,192)	$(99,353)	$(308,020)	$(25,751)

Denominator:
Weighted average number of:
Common stock shares outstanding	143,410,923	137,644,534	142,151,719	137,076,199
Private placement pre-funded warrants	26,046,065	—	20,437,606	—
Total	169,456,988	137,644,534	162,589,325	137,076,199
Net loss per share	$(0.63)	$(0.72)	$(1.89)	$(0.19)
Potentially dilutive securities, including options issued and outstanding, Employee Stock Purchase Plan (“ESPP”) shares issuable, and restricted shares subject to future vesting that were not included in the diluted per share calculations for the periods presented because they would be anti-dilutive totaled approximately 22.7 million and 20.7 million shares as of September 30, 2024 and September 30, 2023, respectively.
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

Concurrently, VBPC and the Company also entered into a sublease for 12,985 square feet of office and lab space within the Company's corporate headquarters, and transition and research services agreement ("Service Agreements"). The sublease commenced in May 2024 and continues for a period of approximately ten months, with two optional six month extension periods. The Service Agreements allow Denali to provide access to equipment and provision of certain specified administrative and research services to VBPC for a period up to the end of the sublease term.

This divestiture did not meet the criteria for reporting discontinued operations as the sale does not represent a strategic shift in the Company’s business. The Company recognized a gain on divestiture of approximately $14.5 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the nine months ended September 30, 2024, representing the difference between the fair value of the consideration received and the carrying amount of the Divested Assets.

The Company recorded the SAFE at $15.0 million based on the expected value of the equity to be received within other non-current assets in the Condensed Consolidated Balance Sheet. The SAFE remains outstanding as of September 30, 2024.

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

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	tividenofusp alfa, or DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
eIF2B	DNL343	Ph 1b	ALS	Denali
		Ph 2/3	ALS	Joint with Healey Center
LRRK2	BIIB122/DNL151	Ph 2a	Parkinson's disease	Denali
		Ph 2b		Joint with Biogen
RIPK1 (Peripheral)	eclitasertib, or SAR443122/DNL758	Ph 2	UC	Sanofi
ETV:SGSH	DNL126	Ph 1/2	Sanfilippo syndrome Type A (MPS IIIA)	Denali
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda

Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our BBB platform technology and assembling our core capabilities in understanding key neurodegenerative disease pathways.

Key operational and financing milestones in 2024 to date include:

•In January 2024, we announced that enrollment continues in the global Phase 2/3 COMPASS study and is expected to be completed in 2024. In February, we presented new positive data from the ongoing Phase 1/2 study of tividenofusp alfa in MPS II at the 20th Annual WORLDSymposiumTM demonstrating sustained normalization of heparan sulfate in cerebrospinal fluid (CSF HS), robust and sustained reductions in biomarkers of lysosomal dysfunction and neuronal damage (NfL; neurofilament light), and improvements and stabilization of multiple clinical outcomes measures over two years of treatment. Also in February, we participated in the Reagan-Udall Foundation for the FDA workshop on CSF HS as a potential surrogate biomarker to support accelerated approval in MPS. In April, we completed enrollment of 47 participants with MPS II in the Phase 1/2 open-label study. Following the Reagan-Udall Foundation workshop, we received written communication from the Center for Drug Evaluation and Research ("CDER") division of the FDA indicating openness to discussing an accelerated approval pathway for tividenofusp alfa in MPS II with cerebrospinal fluid heparan sulfate (CSF HS) as a surrogate biomarker. In September 2024, we announced that we plan to file a biologics license application (BLA) for accelerated approval for tividenofusp alpha (DNL310) for the treatment of MPS II (Hunter syndrome), based on the outcome of a recent successful meeting with the Center for Drug Evaluation and Research (CDER) division of the FDA. In addition, the meeting also provides a path for conversion to full approval based on the totality of the tividenofusp clinical development plan. Based on discussions with CDER, we will include preclinical and clinical data on biomarkers (CSF HS and neurofilament light (NfL)) and safety in the BLA for tividenofusp alfa as a treatment of MPS II and intend to submit the BLA under the accelerated approval pathway in early 2025;

•In January 2024, we announced that Part B in the TAK-594/DNL593 Phase 1/2 study in participants with FTD-GRN had been voluntarily paused to implement protocol modifications. In the second quarter of 2024, we finalized the protocol amendment for the Phase 1/2 study and screening of participants for Cohort B2 is ongoing;

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

•In February 2024, we announced that dosing had been initiated in the Phase 1/2 study of DNL126 in MPS IIIA. Further, in February 2024, we presented supportive preclinical data at WORLDSymposiumTM demonstrating that DNL126 improves lysosomal and microglial morphology, degeneration, and cognitive behavior in MPS IIIA mice. In June 2024, DNL126 was selected for the FDA's Support for clinical Trials Advancing Rare disease Therapeutics (START) program to accelerate the development of rare disease therapeutics. In November, we announced that preliminary data from up to 25 weeks of dosing in the ongoing open-label Phase 1/2 study in MPS IIIA participants demonstrate a significant reduction in CSF HS levels from baseline, including normalization. The safety profile supports continued development. The most frequent treatment emergent adverse events were infusion related reactions of mild and moderate severity in all participants. There was one serious adverse event considered by the investigator not related to drug. Based on the preliminary Phase 1/2 results and a positive regulatory environment, we recently expanded the study and continue to assess the development plans including an accelerated approval path;

•In February 2024, we announced that the Phase 2 HIMALAYA study evaluating SAR443820/DNL788 in participants with ALS did not meet the primary endpoint of change in ALS Functional Rating Scale-Revised (ALSFRS-R). In October 2024, we were informed by Sanofi that the K2 Phase 2 study evaluating the safety and efficacy of SAR443820/DNL788 on serum neurofilament light chain levels in participants with multiple sclerosis was discontinued based on not meeting the primary and key secondary endpoints;

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

•In February 2024, we announced that we executed a Collaboration and Development Funding Agreement in January 2024 with a third party related to a global Phase 2a study of BIIB122/DNL151, which we plan to solely operationalize to evaluate safety and biomarkers associated with BIIB122/DNL151 in participants with Parkinson’s disease and confirmed pathogenic variants of LRRK2. This agreement includes committed funding of $75.0 million, of which $12.5 million was received in January 2024 and $12.5 million was received in July 2024, with the remainder to be triggered based on operational milestones in the study. The third party will be eligible to receive low single-digit royalties from Denali on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease, with royalty amounts varying based on the scope of the label. Denali has initiated screening of participants for the global Phase 2a study to evaluate safety and biomarkers associated with BIIB122/DNL151 in participants with Parkinson’s disease and confirmed pathogenic variants of LRRK2. Biogen will continue to conduct the ongoing global Phase 2b LUMA study in early-stage Parkinson’s disease. Denali and Biogen will co-commercialize BIIB122/DNL151 assuming regulatory approval;

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

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net losses of $107.2 million and $308.0 million for the three and nine months ended September 30, 2024, respectively, and net losses of $99.4 million and $25.8 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1.42 billion. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our BBB platform technology; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents, and marketable securities, as well as sublease income and interest on our finance lease liability.

Results of Operations
Comparison of the three and nine months ended September 30, 2024 and 2023

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Collaboration revenue:
Collaboration revenue from customers	$—	$1,267	$(1,267)	*	%
Total collaboration revenue	—	1,267	(1,267)	*
Operating expenses:
Research and development	98,238	89,737	8,501	9
General and administrative	24,949	25,325	(376)	(1)
Total operating expenses	123,187	115,062	8,125	7
Loss from operations	(123,187)	(113,795)	(9,392)	8
Interest and other income, net	15,995	14,442	1,553	11
Net loss	$(107,192)	$(99,353)	$(7,839)	8%
__________________________________________________
*Percentage is not meaningful.

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Collaboration revenue:
Collaboration revenue from customers	$—	$330,531	$(330,531)	*	%
Total collaboration revenue	—	330,531	(330,531)	*
Operating expenses:
Research and development	296,653	316,073	(19,420)	(6)
General and administrative	75,379	78,585	(3,206)	(4)
Total operating expenses	372,032	394,658	(22,626)	(6)
Gain from divestiture of small molecule programs	14,537	—	14,537	*
Loss from operations	(357,495)	(64,127)	(293,368)	*
Interest and other income, net	49,475	38,376	11,099	29
Net loss	$(308,020)	$(25,751)	$(282,269)	*	%
__________________________________________________
*Percentage is not meaningful.

Collaboration revenue. There was no collaboration revenue for three and nine months ended September 30, 2024, and $1.3 million and $330.5 million for three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2024 compared to September 30, 2023 was primarily due to activities under the Biogen Collaboration Agreement. The decrease for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a decrease of $293.9 million in revenue recognized in April 2023 under the Biogen Collaboration Agreement as a result of Biogen exercising its option to license our ATV:Abeta program, as well as decreases of revenue earned under the Takeda of $10.0 million and Sanofi Collaboration Agreements of $25.0 million received due to clinical milestones.

Research and development expenses. Research and development expenses were $98.2 million and $296.7 million for the three and nine months ended September 30, 2024, compared to $89.7 million and $316.1 million for the three and nine months ended September 30, 2023, respectively.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ETV:IDS program external expenses	$22,840	$20,388	$73,639	$87,674
ETV:SGSH program external expenses	3,435	1,792	10,474	6,417
PTV:PGRN program external expenses	2,500	1,889	6,145	8,107
TV platform and other program external expenses	8,534	2,105	16,416	11,865
LRRK2 program external expenses	2,051	1,049	4,133	3,867
eIF2B program external expenses	7,702	4,971	24,219	14,866
Other external research and development expenses	3,539	6,451	13,182	19,839
Personnel related expenses(1)	35,318	39,578	111,699	119,640
Other unallocated research and development expenses	11,291	10,931	31,823	38,693
Net cost sharing and research and development funding payments(2)	1,028	583	4,923	5,105
Total research and development expenses	$98,238	$89,737	$296,653	$316,073
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $14.1 million and $44.8 million for the three and nine months ended September 30, 2024, respectively, and $15.8 million and $47.8 million for the three and nine months ended September 30, 2023, respectively, reflecting decreases of $1.7 million and $3.0 million, respectively.
(2)The breakdown of net cost sharing, and research and development funding payments is shown in the table below. The underlying costs for reimbursements and research and development funding are included with the specified external expenses line and personnel related expenses in the table above. ATV:TREM2 program external expenses are presented within the TV platform and other program external expenses line.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Takeda: net reimbursements for PTV:PGRN program	$(1,211)	$(1,777)	$(3,549)	$(5,120)
Takeda: net reimbursements for ATV:TREM2 program	(208)	(1,018)	(936)	(4,279)
Biogen: net payments for LRRK2 program	4,965	3,378	14,194	14,504
LRRK2 research and development funding	(2,518)	—	(4,786)	—
Net cost sharing payments and research and development funding payments	$1,028	$583	$4,923	$5,105

The increase in research and development expenses of approximately $8.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was primarily attributable to the following:
•Increases in costs in various clinical stage programs, including of eIF2B ($2.7 million), ETV:IDS ($2.5 million), ETV:SGSH ($1.6 million), LRRK2 ($1.0 million) and PTV:PGRN ($0.6 million) reflecting the continued progress of these programs in clinical trials; and
•An increase of $6.4 million in TV platform and other program external expenses, reflecting our continued investment in our TV-enabled product candidates.
These increases were partially offset by a decrease $4.3 million in personnel related expenses due to decreases in salary and stock-based compensation expenses due to decreased headcount, primarily as a result of the divestiture of our preclinical small molecule programs in March 2024, and a decrease of $2.9 million in other external research and development expenses associated with the divestiture of our preclinical small molecule programs.
The decrease in research and development expenses of approximately $19.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily attributable to the following:

•a decrease of $14.0 million in ETV:IDS program external expenses due to $30.0 million in milestone-related expense in the first quarter of 2023 pursuant to our acquisition of F-star Gamma, which was triggered by a clinical milestone for the ETV:IDS program. This decrease was partially offset by increased spend in 2024 related to our ongoing Phase 1/2 study and our potentially registrational Phase 2/3 study;
•decreases of $7.9 million and $6.9 million in personnel related expenses and other unallocated research and development expenses, respectively, primarily as a result of the divestiture of our preclinical small molecule programs in March 2024;
•a decrease of $2.0 million in PTV:PGRN program external expenses as the TAK-594/DNL593 (PTV:PGRN) Phase 1/2 study was previously voluntarily paused; and
•a decrease of $6.7 million in other external research and development expenses primarily due to elevated facility costs in the nine months ended September 30, 2023 as a result of accelerated depreciation on leasehold improvements associated with the termination of the former SLC Lease.
These decreases were partially offset by increases of $9.4 million and $4.1 million in eIF2B and ETV:SGSH program external expenses, respectively, reflecting the continued progress of these programs in clinical trials, and an increase of $4.6 million in TV platform and other program external expenses, reflecting our continued investment in our TV-enabled product candidates.
General and administrative expenses. General and administrative expense was $24.9 million for the three months ended September 30, 2024, and $25.3 million for the same period in 2023.
General and administrative expenses were $75.4 million for the nine months ended September 30, 2024 compared to $78.6 million for the nine months ended September 30, 2023. The decrease of $3.2 million was primarily attributable to $2.5 million of combined decreases in professional services and facilities costs, and $1.8 million of decreased personnel-related expenses consisting of employee compensation and stock-based compensation expenses as a result of the divestiture of our preclinical small molecule programs in March 2024, partially offset by an increase of $1.1 million in other corporate costs.
Gain from divestiture of small molecule programs. For a full description, see Item 2. Components of Operating Results included in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024, we had cash, cash equivalents and marketable securities in the amount of $1.28 billion. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.
Through September 30, 2024 we have obtained aggregate net proceeds of approximately $754.4 million from public offerings of our common stock, including $296.2 million obtained through the sale of 11.9 million shares of common stock in October 2022. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through September 30, 2024.
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

Pursuant to our collaboration and research and development funding agreements with Takeda, Sanofi, Biogen and an unrelated third party, through September 30, 2024 we have received upfront, option and milestone payments of $115.0 million, $225.0 million, $565.0 million and $25.0 million, respectively, and have also received $47.2 million and $16.2 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $1.42 billion through September 30, 2024. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of September 30, 2024, the operating lease liability was $46.9 million and the finance lease liability was $5.7 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments as of September 30, 2024 of $49.0 million, with certain amounts subject to cost sharing with Takeda. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. These commitments are more fully described in Note 6 - Commitments and Contingencies of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(263,979)	$(259,334)
Net cash (used in) provided by investing activities	(260,963)	176,261
Net cash provided by financing activities	488,472	13,115
Net decrease in cash, cash equivalents and restricted cash	$(36,470)	$(69,958)
Net Cash Used In Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $264.0 million, which consisted of a net loss of $308.0 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net accretion of discounts on marketable securities, non-cash rent expenses, and the non-cash gain on divestiture of small molecule programs. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash (Used In) Provided By Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $261.0 million, which consisted of $1.06 billion of purchases of marketable securities and $10.8 million of capital expenditures to purchase property and equipment, partially offset by $806.1 million in proceeds from maturities and sales of marketable securities.
Net Cash Provided By Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities was $488.5 million which consisted of $499.3 million of net proceeds from issuance of common stock and pre-funded warrants in a private placement in February 2024 and $13.2 million in proceeds from the exercise of stock options and the Company's ESPP, partially offset by an aggregate of $24.0 million of payments related to our finance lease.
Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the nine months ended September 30, 2024.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2024, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.28 billion as of September 30, 2024, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. Our net losses were $107.2 million and $308.0 million for the three and nine months ended September 30, 2024, respectively, and net losses of $99.4 million and $25.8 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1.42 billion.

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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offering completed in October 2022, payments received from our collaboration agreements with Biogen, Sanofi, and Takeda, and a strategic private offering transaction completed in February 2024. We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical, and clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, and continue to advance our programs through preclinical and clinical development. Even if we are successful in developing our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding.

As of September 30, 2024, we had $1.28 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents, and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as recent bank failures, geopolitical uncertainty, rising inflation or interest rates, or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities, which we are actively building in Salt Lake City, Utah. Under a lease for approximately 60,000 rentable square feet of laboratory, office, and warehouse premises, we have initiated the build-out of our Utah site to expand our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies. In addition, building internal manufacturing capacity carries significant risks in terms of being able to plan, design, and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner. To date, we have experienced delays with the manufacturing site build-out, and there can be no assurance that our current and future efforts to scale our internal manufacturing capabilities will succeed.

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

Our most advanced product candidates, BIIB122/DNL151, DNL310, eclitasertib (SAR443122/DNL758), DNL343, TAK-594/DNL593, and DNL126 are currently our only clinical stage product candidates. Adverse events and other side effects may result from higher dosing, repeated dosing, and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates. For example, in August 2023, together with our collaboration partner Takeda, we made the strategic decision to discontinue clinical development of TAK-920/DNL919 in Alzheimer's disease following a clinical hold by the FDA.

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
Inadequate funding for the FDA, the SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

As of September 30, 2024, we had approximately 390 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. Certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, on February 27, 2024, we entered into a Purchase Agreement with certain existing accredited investors in connection with a strategic private offering transaction. Pursuant to this Purchase Agreement, we entered into an agreement granting an investor certain registration rights following such time that the investor may be deemed an affiliate of the Company. Any sales of securities by these stockholders, or the perception that sales will be made in the public market, could have a material adverse effect on the market price for our common stock.

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

In January 2020, we sold 9.0 million shares of common stock in an underwritten follow-on offering pursuant to a shelf registration statement filed in March 2019 and, in October 2022, we sold 11.9 million shares of common stock in an underwritten public offering pursuant to a second shelf registration statement filed in February 2022. Also in February 2022, we entered into an equity distribution agreement with Goldman Sachs & Co. LLC, SVB Securities LLC, and Cantor Fitzgerald & Co., as sales agents, to establish an at-the-market facility pursuant to which we may offer and sell from time to time up to $400.0 million in shares of our common stock. On February 27, 2024, we announced a strategic private offering transaction in which we sold 3,244,689 shares of our common stock and pre-funded warrants to purchase 26,046,065 shares of our common stock, resulting in net proceeds of approximately $499.3 million.

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
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As disclosed in the table below, during the third quarter of 2024, certain directors adopted a “Rule 10b5-1 trading arrangement”. These plans provide for the sale of our common stock and are intended to satisfy the affirmative defense in Rule 10b5-1(c).

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(1)	Maximum Total Shares of Common Stock to be Sold Under the Plan(2)
David Schenkein	Director	8/12/2024	2/15/2026	110,524
Ryan Watts	Chief Executive Officer	9/16/2024	8/1/2025	495,282
__________________________________________________
(1)In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
(2)This amount represents the maximum total shares that could be sold under the plan, but the amounts may change for executive officers due to the sale of shares to satisfy tax withholding requirements.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the third quarter ended September 30, 2024.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2024, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	November 6, 2024	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)