Form 10-K
period 2024-12-31
Denali Therapeutics Inc.
filed 2025-02-27
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(650) 866-8547
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.9 billion, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 28, 2024 of $23.22 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of outstanding shares of the registrant’s common stock as of February 21, 2025 was 145,215,391 par value $0.01 per share, outstanding. This number does not include 26,046,065 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of February 21, 2025 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in February 2024. See Note 8 — Common Stock to the registrant’s consolidated financial statements.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2024 fiscal year ended December 31, 2024.

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

•the terms and conditions of licenses granted to us and our ability to license and/or acquire additional intellectual property relating to our product candidates and Transport Vehicle;

•our ability to obtain funding for our operations, including funding necessary to develop and commercialize our current and potential future product candidates;

•our plans and ability to establish sales, marketing, manufacturing, and distribution infrastructure to commercialize any product candidates for which we obtain approval;

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

•the impact of increased geopolitical uncertainty, the global pandemic, and related global economic disruptions and social conditions on our business; and

•our financial performance.

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

ITEM 1.     BUSINESS
Overview and Strategy

Our goal is to discover, develop, and deliver a new class of barrier-crossing therapeutics and to defeat degeneration.

Historically, the blood-brain barrier ("BBB") has been a major challenge to the development of medicines for diseases of the central nervous system ("CNS"). While the BBB protects the brain and is essential for our survival, it also prevents the delivery of medicines to the brain in sufficient quantities to have therapeutic effect. We have invented, developed, and validated a proprietary technology, called the TransportVehicleTM ("TV"), to address the BBB challenge. The TV has a modular design enabling delivery of large molecules, i.e., enzymes, oligonucleotides, and antibodies, to all tissues of the body, including the brain, by crossing the BBB after systemic administration. Over the last few decades, large molecule biotherapeutics have enabled medical breakthroughs in treating a wide array of serious diseases, but with very limited success in CNS diseases. Now, with the invention and validation of our TV technology, we are leading the field in delivering on the potential of biotherapeutics to transform the lives of individuals with neurodegenerative, lysosomal, and other serious diseases.

We are building a broad portfolio of therapeutic candidates by investing in our TV franchises, i.e., Enzyme TV ("ETV"), Oligonucleotide TV ("OTV"), and Antibody TV ("ATV"), to advance programs for rare diseases, such as lysosomal storage diseases, and common diseases, such as Alzheimer's disease and Parkinson's disease. Our most advanced TV-enabled program is tividenofusp alfa (DNL310, ETV:IDS) for the potential treatment of mucopolysaccharidosis II ("MPS II", or Hunter syndrome). We plan to submit a biologics license application ("BLA") for tividenofusp alfa under the FDA's accelerated approval pathway in early 2025 and we are preparing for a potential commercial launch in late 2025 or early 2026. Our TV-enabled clinical development portfolio also includes DNL126 (ETV:SGSH) for MPS IIIA (Sanfilippo syndrome) and DNL593 (PTV:PGRN) for frontotemporal dementia-granulin (“FTD-GRN”). Our small molecule clinical development portfolio includes BIIB122/DNL151 (small molecule LRRK2 inhibitor) for Parkinson’s disease; and DNL343 (small molecule eIF2B activator) for amyotrophic lateral sclerosis (“ALS”). We believe the combination of a clinically validated delivery platform and a maturing therapeutic portfolio will position us for long-term success in our goal to deliver barrier-crossing, targeted, and effective medicines.

Key elements of our strategy include:

1)Discover and develop a new class of barrier-crossing therapeutics by leveraging our TV platforms and deep expertise in BBB biology to enhance the delivery of biotherapeutics to the brain and throughout the body.

2)Accelerate and expand a broad portfolio of TV-based product candidates to fully unlock the potential of barrier-crossing therapeutics, applying patient-informed development and driving biomarker-guided regulatory approvals.

3)Launch initial products targeting rare lysosomal storage diseases as a strategic foundation for expansion into common neurodegenerative conditions and other serious diseases, while building integrated capabilities for long-term growth and profitability.

We expect our first potential product launches will be with tividenofusp alfa for MPS II followed by DNL126 for MPS IIIA. MPS II and MPS IIIA belong to a group of lysosomal storage diseases, which are caused by genetic mutations that lead to single-enzyme deficiencies. Lysosomal storage diseases afflict more than 30,000 individuals worldwide. About two-thirds of these diseases affect the CNS; however, the current standard treatment, enzyme replacement therapy, does not address CNS manifestations, even for the lysosomal storage diseases where enzyme replacement therapy is available. Our ETV therapeutics are designed as next-generation enzyme replacement therapies to address both CNS and somatic manifestations of lysosomal storage diseases. Our planned BLA submission for tividenofusp alfa under the accelerated approval pathway is based on alignment with the FDA that cerebrospinal fluid ("CSF") heparan sulfate may be used as a surrogate biomarker for MPS II. Likewise, given that CSF heparan sulfate is also the primary substrate in MPS IIIA, we are seeking to align with the FDA on an accelerated approval path for DNL126. Together, we expect these two programs to be the foundation of a broad commercial franchise of ETV-enabled enzyme replacement therapies with a collective market potential of over $3 billion.

We are engaged in prelaunch activities for tividenofusp alfa including continued dialogue with prescribers and payers, building a suite of patient support services and capabilities to enable broad access, and building a right-sized team in commercial and medical affairs to support tividenofusp alfa and additional ETV launches. We include PTV:PGRN as one of our ETV franchise programs as it has a similar mechanism of action in increasing levels of deficient or missing protein to improve lysosomal function. We have an active collaboration with Takeda Pharmaceutical Company Limited ("Takeda") for the development and commercialization of TAK-594/DNL593 (PTV:PGRN) for FTD-GRN. We aim to leverage certain efficiencies of scale to support the commercialization of additional product candidates to create an enzyme replacement franchise enabled by our ETV platform. Our next ETV programs advancing to the clinic are DNL952 (ETV:GAA) for Pompe disease and DNL111 (ETV:Gcase) for Parkinson's disease. We intend to commercialize these product candidates, if approved, in key markets and/or leverage partnerships to ensure optimal access for patients.

In parallel, we are advancing TV-enabled programs for common neurodegenerative diseases, such as Alzheimer’s disease and Parkinson's disease, which afflict over 40 million individuals worldwide. Our most advanced programs in the investigational new drug ("IND")-enabling stage of development are DNL628 (OTV:MAPT), DNL921 (ATV:Abeta), and DNL422 (OTV:SNCA). Along with amyloid plaques, tau tangles are a pathological hallmark of Alzheimer's disease. We are targeting both of these pathologies with our ATV and OTV platforms, respectively, aiming to deliver the next generation of anti-amyloid therapeutics and a potential first-in-class anti-tau therapeutic. Preclinical studies with ATV:Abeta have demonstrated potential for better efficacy and safety compared to a standard antibody, with superior plaque reduction and very low rates of amyloid related imaging abnormalities ("ARIA"). Likewise, preclinical studies with OTV:MAPT have demonstrated robust and sustained reductions of tau protein. Toxic protein accumulation is also a hallmark in Parkinson's disease and we have demonstrated robust reductions of alpha-synuclein with OTV:SNCA in preclinical studies. For late-stage development and commercialization in common indications such as Alzheimer's disease and Parkinson's disease, we may plan to initially leverage strategic collaborations that contribute existing global infrastructure. Launching in rare indications first also gives us the opportunity to build and establish our own commercial organization so that we are poised for success in larger indications over time.

In addition to our development programs for neurodegenerative and lysosomal storage diseases, we have a robust discovery effort to further expand our portfolio and capture the full potential of our TV platform to enhance delivery of biotherapeutics to all tissues in the body. We are pursuing opportunities of unmet need in multiple disease areas including oncology, inflammation, neuromuscular disease, and metabolic disease. For example, we have engineered a bispecific ATV:HER2 antibody and have demonstrated preclinically improved peripheral anti-tumor activity as well as enhanced brain uptake of the bispecific ATV:HER2 as compared to a non-ATV HER2 antibody. The data support the potential for ATV:HER2 to treat HER2-positive peripheral tumors and brain metastases and further validate the potential for TV applications in oncology.

Our therapeutic portfolio also includes two late-stage clinical programs for small molecule drug candidates that do not use the TV platform but are engineered with optimized chemical and physical properties to cross the BBB. Denali has an active collaboration with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) for the development and commercialization of BIIB122/DNL151 (small molecule LRRK2 inhibitor) for Parkinson's disease. Biogen is conducting the global Phase 2b LUMA study, which is evaluating the ability of BIIB122 to slow disease progression as compared to placebo in approximately 640 participants with early-stage Parkinson's disease; completion of enrollment is expected in 2025. In addition, Denali is conducting the complementary Phase 2a BEACON study in LRRK2-associated Parkinson's disease with the aim to generate biomarker and safety data to inform how LRRK2 inhibition may impact this disease. Our small molecule eIF2B activator, DNL343, is being evaluated in Regimen G of the Phase 2/3 HEALEY ALS Platform Trial for amyotrophic lateral sclerosis ("ALS") led by the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital ("MGH") in collaboration with the Northeast ALS Consortium ("NEALS"). Following previously reported topline results that the primary and key secondary endpoints were not met, further analyses are anticipated later in 2025, including neurofilament light ("NfL") and other fluid biomarkers, data from pre-specified subgroups, as well as extended findings from the active treatment extension period.

Collaborations and partnering are central components of our strategy to build, develop and commercialize our portfolio of product candidates. We have numerous arrangements with biopharmaceutical companies, technology companies, academic institutions, foundations, and patient-focused data companies. Notable active arrangements include those with Biogen and Takeda as described above and Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") for the development and commercialization of SAR443122/DNL758 (peripherally restricted small molecule RIPK1 inhibitor) in ulcerative colitis. We hold significant development and commercialization rights to all of our CNS programs, including the programs which are subject to our collaboration agreements with Biogen and Takeda, where we share responsibility for clinical development and share commercialization rights in the United States and China. Our costs of developing programs associated with these collaborations are largely covered through upfront payments, expected incoming milestones and cost sharing. We are also eligible to receive royalty payments for SAR443122/DNL758 from Sanofi. We may seek additional strategic partnering opportunities as we strive to capture the full value of our portfolio and platforms.

We are guided by the core Denali Values of trust, growth, grit and unity, and these values form the foundation of our Environmental, Social & Governance (“ESG”) practices. Our working culture seeks to develop quality leaders, foster diversity and inclusion, and emphasize continuous growth. We embrace differences and acknowledge the valuable perspectives that a diverse and inclusive workforce brings to problem-solving and invention. We strive to manage our operations in a way that is sustainable and reduces our impact on the environment, including through a Green Alternative program which provides researchers with information on suitable alternative chemicals that have a lower environmental impact for common solvents. Additionally, several waste streams have been segregated on-site for proper disposal or recycling, such as containers, food waste, plastics, styrofoam, and glass chemical containers, to maximize recycling and composting. We also maintain an ongoing commitment to corporate governance principles, with oversight of ESG matters by Denali's Board of Directors, and strong performance orientation in our compensation program.
Our Approach to Crossing Biological Barriers and Defeating Neurodegeneration

Historically, the BBB has been a major challenge to the development of medicines for diseases of the CNS. As a tightly knit layer of endothelial cells lining the vasculature of the brain, the BBB protects the brain from threats such as harmful substances and infections by closely regulating transport of molecules from the blood into and out of the brain. While the BBB is essential for our survival, it also prevents the delivery of medicines to the brain in sufficient quantities to have therapeutic effect. We have pioneered and are developing a new class of biotherapeutics to directly address the BBB challenge.

We invented, developed, and continue to optimize a proprietary technology, called the TransportVehicleTM ("TV"), to deliver our large molecule biotherapeutic candidates to the brain after systemic administration. Clinical and preclinical studies with several of our TV-enabled product candidates demonstrated high concentrations and broad distribution in all explored regions of the CNS and in key CNS cell types and showed improved pharmacodynamic effects compared to standard biotherapeutics. We believe that the TV can significantly increase the probability of success of biotherapeutics for CNS indications and can enable many new effective medicines.

Our TV technology is modular and enables several classes of biotherapeutics to more effectively cross the BBB, including enzymes, antibodies, oligonucleotides, and other proteins. The TV technology is engineered to engage specific BBB transport receptors, such as the transferrin receptor ("TfR") and CD98 heavy chain ("CD98hc"), which are highly expressed in brain capillaries and facilitate transport of proteins into the brain (Figure 1) in a process called receptor mediated transcytosis.

Blood
Tight junction
Transporter
Endothelial Cell
Astrocyte
Target
Neuron
Brain
TfR
ATV
Tf
Tf
endothelial cell membrane
Antibody Transport Vehicle (ATV)
Enzyme Transport Vehicle (ETV)
Protein Transport Vehicle (PTV)
Oligonucleotide Transport Vehicle (OTV)

Figure 1: Engineering brain delivery. Schematic of the TV platform and modalities, designed to cross the BBB through receptor mediated transcytosis, leveraging endogenous receptors expressed on endothelial cells of the central nervous system vasculature.

Our TV technology is differentiated from other BBB technologies through its engineering approach, which may provide superior therapeutic efficacy, safety, and tolerability through higher stability, exposure, and biodistribution as well as the potential for lower immunogenicity of drug candidates in the brain. Compared to conventional approaches that use the Fab portion (the "arms") of a full-length antibody to bind to the targeted BBB receptor (e.g.,TfR), we use an Fc domain (the "legs") (Figure 2). We have engineered the BBB receptor binding site into one of the Fc's (monovalent binding) and we can optimize binding affinity (how tightly the Fc binds its BBB receptor target) to enhance brain delivery and limit receptor degradation. We can also modify the amino acid sequences in the Fc to enable "conditional effector function", which is important for optimal activity of certain molecules, such as ATV:Abeta, that require immune cell activity for therapeutic effect. By toggling effector function "on or off", the loss of reticulocytes (immature red blood cells) can be avoided, potentially limiting anemia, which is a known liability associated with targeting the transferrin receptor. Further, as the BBB receptor binding site is a short amino acid sequence integrated into the Fc, the TV maintains high fidelity to the natural protein and does not require appended sequences, thereby limiting risk of immunogenicity and infusion-related reactions ("IRRs"). In addition, Fc engineering enables modularity for the broadest utility to transport biologics including enzymes, oligonucleotides, and antibodies.

Figure 2: Denali’s TV technology is modular and highly differentiated.

Our pipeline of TV-enabled programs currently includes three clinical-stage programs and more than ten programs in preclinical development. We achieved proof of concept with safety and pharmacokinetic and pharmacodynamic data from Phase 1/2 clinical studies in patients and healthy volunteers, as well as data from several preclinical studies in mouse and nonhuman primate models. Preclinical studies demonstrated robust and sustained pharmacodynamic effects in the brain after intravenous dosing of TV-enabled antibodies, enzymes, proteins, and oligonucleotides, while standard antibodies, enzymes, proteins and oligonucleotides had no or minimal pharmacodynamic effects. These data show that TV-enabled product candidates have the potential to achieve therapeutically relevant concentrations in the brain after systemic administration, making them potentially superior to traditional biologic therapeutics in targeting neurodegenerative diseases.

Our most advanced TV-enabled program is tividenofusp alfa (ETV:IDS) for which we plan to submit a BLA for the treatment of MPS II using the FDA's accelerated approval pathway in early 2025 and, pending approval, launch in late 2025 or early 2026. In addition, we will seek alignment with the FDA on an accelerated approval path for our second ETV clinical program, DNL126 (ETV:SGSH) for the treatment of MPS IIIA. Together, we expect these two programs to be the foundation of a broad franchise of TV-enabled enzyme replacement therapies for lysosomal storage diseases (Figure 3), which affect more than 30,000 people worldwide.

Current standard-of-care enzyme replacement therapy does not cross the BBB and therefore does not address debilitating and progressive CNS degeneration present in about two thirds of lysosomal storage diseases. In addition to enabling brain delivery of enzymes, ETV may enhance therapeutic enzyme delivery to peripheral organs and tissues through the same receptor mediated transcytosis pathway utilizing TfR. In fact, in the open-label Phase 1/2 study, we have observed that treatment with tividenofusp alfa is associated with further reductions in levels of urine heparan sulfate (a key biomarker used clinically to monitor treatment effect in the periphery) beyond those achieved with standard of care as well as normal liver volume irrespective of prior enzyme replacement therapy exposure in participants with MPS II.

In addition to our MPS II and MPS IIIA programs, we are conducting a Phase 1/2 study for FTD-GRN with TAK-594/DNL593 (PTV:PGRN), which has a similar mechanism of action in replacing deficient enzyme activity to improve lysosomal function. Our next two ETV-enabled programs advancing to the clinic are DNL952 (ETV:GAA) for Pompe disease and DNL111 (ETV:Gcase) for Parkinson’s disease and Gaucher disease. DNL622 (ETV:IDUA) is also in IND-enabling stage for Hurler syndrome (MPS I). We have built clinical manufacturing capabilities for our TV-enabled programs and continue to expand our commercial capabilities in lysosomal storage diseases. Launching in rare indications first gives us the opportunity to build and establish our commercial organization so that we are poised for success in larger indications over time.

Figure 3: Our ETV franchise is intended to deliver the next generation of enzyme replacement therapies designed to treat CNS and somatic manifestations of lysosomal storage diseases and other serious genetic diseases.

Our ETV franchise lays the foundation for value creation to fuel expansion of our TV portfolio utilizing our ATV and OTV platforms. In preclinical studies, broader brain biodistribution of ATV and OTV-enabled antibodies and oligonucleotides are achieved compared to non-TV-enabled standard antibodies and oligonucleotides (Figure 4). We have further engineered these platforms to optimize certain pharmacokinetic, pharmacodynamic, and safety properties. For example, our ATV:Abeta construct contains a "cisLALA" mutation that confers the ability to toggle effector function "on-or-off" such that immune cells are activated only when ATV:Abeta is bound to amyloid beta ("Abeta") plaque and not when bound to TfR. This feature addresses a known safety liability of utilizing TfR associated with depletion of reticulocytes (immature red blood cells) in the bone marrow where transferrin receptor is highly expressed. With cisLALA, the ATV:Abeta construct remains "immune silent" when bound to TfR, thus minimizing the risk of anemia from reticulocyte loss. We are advancing DNL921 (ATV:Abeta) and DNL628 (OTV:MAPT) targeting Abeta and tau, respectively, for Alzheimer’s disease, as well as DNL422 (OTV:SNCA) targeting alpha synuclein for Parkinson’s disease.

Figure 4: Superior biodistribution across all brain regions in non-human primates with ATV (left) and OTV (right) compared to non-TV-enabled standard antibody and ASO.

In addition to our current focus on neurodegenerative and lysosomal storage diseases, we are exploring programs in oncology, inflammation, neuromuscular disease, and metabolic disease (Figure 5). We may develop these additional programs ourselves in the future or seek partnerships.

Figure 5: Denali’s TV technology provides opportunities for platform expansion.

We believe that we can further expand our portfolio by targeting other BBB receptors that may confer different properties from targeting TfR. For example, we are targeting CD98hc, an amino acid transporter highly expressed on the BBB (Figure 6). Our preclinical studies have established TVCD98hc as a modular brain delivery platform with favorable kinetic, biodistribution, and safety properties distinct from previously reported BBB platforms. We believe that the distinct properties of our two TV platforms, TVTfR and TVCD98hc may enable selection of the optimal platform for a given drug target thereby expanding our portfolio opportunities.

Transferrin Receptor (TfR)

Most Clinically Advanced

SCIENCE TRANSLATIONAL MEDICINE | RESEARCH ARTICLE

BLOOD-BRAIN BARRIER

Brain delivery of therapeutic proteins using an Fc fragment blood-brain barrier transport vehicle in mice and monkeys

May 2020

ATV TfR
TfR
Tf
Tf
endothelial cell membrane

CD98hc Amino Acid Transporter

TV Platform Expansion

nature communications

Article

https://doi.org/10.1038/s41467-023-40681-4

CD98hc is a target for brain delivery of biotherapeutics

August 2023

ATV CD98hc
CD98hc
endothelial cell membrane

Figure 6: TVTfR targets the transferrin receptor and TVCD98hc targets the CD98hc an amino acid transporter. Both receptors are highly expressed on the BBB and can be utilized for brain delivery of biotherapeutics.

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

We recognize the urgency for people living with neurodegenerative and lysosomal storage diseases to have effective treatment options. Biomarkers have successfully been used as primary clinical endpoints to secure a faster path to approval in indications such as ALS and Alzheimer’s disease. We are actively engaged in efforts, which include collaboration with our patient communities, advocacy groups and other drug developers, to press for more regulatory flexibility in using biomarker data as the basis for approval in disease indications where the unmet medical need is high and treatment options are few or non-existent. These efforts are in addition to ongoing discussions with health authorities regarding the potential use of validated biomarkers as primary clinical endpoints to support faster paths to approval for our product candidates. In September 2024, we announced the outcome of a successful meeting with the Center for Drug Evaluation and Research ("CDER") of the FDA providing a path to filing a BLA for accelerated approval and subsequent conversion to full approval for tividenofusp alfa for the treatment of MPS II. Agreement was reached that CSF heparan sulfate is reasonably likely to predict clinical benefit and can be used as a surrogate endpoint to support accelerated approval for tividenofusp alfa in MPS II. We intend to submit the BLA under the accelerated approval pathway in early 2025. CSF heparan sulfate is also the key disease biomarker for MPS IIIA (Sanfilippo syndrome), and we are seeking alignment with the FDA on an accelerated approval path for DNL126.

Our Programs

We are developing a broad portfolio of targeted therapeutic candidates for neurodegenerative and lysosomal storage diseases with discovery efforts expanding into other serious disease areas (Figure 7). Our programs are at various stages of clinical and preclinical development. In addition to our current clinical development portfolio, we expect to advance one to two new molecule entities (“NMEs”) into clinical development over the next three years beginning in 2025. We discuss our most advanced programs in further detail below.

Figure 7: Our therapeutic portfolio is broad and diverse, spanning neurodegenerative diseases, lysosomal storage diseases, and other serious diseases that may be addressed by our TV platform for enabling and enhancing the delivery of biotherapeutics to target tissues.
Clinical Programs
Tividenofusp alfa (DNL310, ETV:IDS) Enzyme Replacement Therapy Program for MPS II (Hunter Syndrome)

MPS II, also called Hunter syndrome, is a rare genetic disease that affects over 2,000 individuals, primarily males, in commercially accessible geographies world-wide and leads to behavioral, cognitive, and physical symptoms ultimately resulting in shortened lifespan. MPS II is caused by mutations in the iduronate-2-sulfatase ("IDS") gene, which leads to a deficiency of the IDS enzyme responsible for the breakdown of the glycosaminoglycans ("GAGs") heparan sulfate and dermatan sulfate in lysosomes. Symptoms often begin emerging around age two and include physical complications, including organ dysfunction, joint stiffness, hearing loss and impaired growth leading to short stature, and neurocognitive symptoms with impaired development. The disease is characterized by a buildup of GAGs in lysosomes — the part of the cell that breaks down materials, including GAGs. The current standard of care enzyme replacement therapy partially treats the physical symptoms but does not cross the BBB, and as a result, cognitive and behavioral symptoms experienced by the majority of patients with MPS II are not addressed. Therapies that address behavioral, cognitive, and somatic manifestations of the disease are one of the greatest unmet needs for this community.

Tividenofusp alfa (DNL310, ETV:IDS), composed of the IDS enzyme fused to TV, is designed to deliver IDS into cells and tissues throughout the body, including the brain by crossing the BBB, with the goal of addressing behavioral, cognitive, and physical manifestations of Hunter syndrome (MPS II). In March 2021, the U.S. Food and Drug Administration granted Fast Track designation to tividenofusp alfa for the treatment of patients with MPS II. In May 2022, the European Medicines Agency ("EMA") granted tividenofusp alfa Priority Medicines designation. In January, 2025, the FDA granted tividenofusp alfa Breakthrough Therapy Designation for MPS II.

In September 2024, we announced a successful Type C meeting with CDER providing a path to filing a BLA for accelerated approval and subsequent conversion to full approval for tividenofusp alfa based on the Phase 2/3 COMPASS study for the treatment of MPS II. Agreement was reached that a reduction in CSF heparan sulfate is reasonably likely to predict clinical benefit and can be used as a surrogate endpoint to support accelerated approval for tividenofusp alfa in MPS II. The BLA is intended to be submitted under the accelerated approval pathway in early 2025 and will include preclinical and clinical data on biomarkers (CSF and urine heparan sulfate and neurofilament light ("NfL")), safety data, and clinical data including liver volume, hearing thresholds, cognition, and adaptive behavior.

We are engaged in prelaunch activities including continued dialogue with prescribers and payers, building a suite of patient support services and capabilities to enable broad access. We are building a right-sized team in commercial and medical affairs to support tividenofusp alfa and additional ETV product launches. The ongoing open-label extension of the Phase 1/2 study will generate long-term safety data. We are also conducting the global Phase 2/3 COMPASS study, which will support global approval.
The Phase 2/3 COMPASS study is being conducted in North America, South America, and Europe. The participants are randomized 2:1 to receive either tividenofusp alfa or idursulfase, respectively. Cohort A includes children ages ≥2 to <6 years with neuronopathic disease; cohort B includes children ages ≥6 to <26 without neuronopathic disease. Enrollment of the planned 33 participants with neuronopathic MPS II in Cohort A was achieved in late 2024, and we decided to increase the sample size of Cohort A by 9 participants, bringing the total to 42 participants. Cohort B continues to enroll participants with non-neuronopathic MPS II.
We have previously reported interim analyses from the Phase 1/2 study and most recently reported the primary analysis of efficacy and safety at the 2025 WORLDSymposiumTM in February 2025. The Phase 1/2 study is a multicenter, multiregional, open-label, single-arm study to assess the safety, pharmacokinetics, and pharmacodynamics of tividenofusp alfa administered once weekly by intravenous infusion. The primary analysis included data from 47 participants who completed the 24-week treatment period and additional long-term follow-up. Long-term data demonstrated that robust reductions and normalization in key biomarkers from baseline were maintained over time with continued improvement in hearing, cognition and adaptive behavior. In addition, long-term safety data with median follow-up of two years, and out to more than four years, demonstrated that tividenofusp alfa was generally well tolerated. Key results are summarized below.

The primary efficacy and safety analysis reported at the 2025 WORLDSymposiumTM demonstrated that treatment with tividenofusp alfa resulted in a substantial reduction from baseline in CSF and urine heparan sulfate levels by Week 24 with the majority of participants below the upper limit of the normal range; this effect was maintained through Week 153, or nearly three years, of treatment (Figure 8).

Figure 8: CNS and peripheral heparan sulfate. a Heparan sulfate was measured as a sum of the disaccharides D0A0, D0A6, D0S0, and D2S6 by mass spectrometry after enzymatic digestion. bBased on MMRM model with fixed effects for visit week, age group at tividenofusp alfa initiation, genotype, and baseline CSF or urine HS (urine HS was also adjusted for prior enzyme replacement therapy ("ERT") status group); only protocol planned visits consistent across all cohorts and with ≥ 5 observations were included in the model. cCFB for timepoints with collection for limited dose escalation cohorts: W5 (cohort A only), range: –24.9%, –93.1%; W7 (cohort B only), range: –67.3, –92.7%; W9 (cohort A only), range –36.1%, –92.5%. BL, baseline; CFB, change from baseline; CI, confidence interval; CNS, central nervous system; CSF, cerebrospinal fluid; MMRM, mixed model for repeated measures; ULN, upper limit of normal; W, week.

Robust reduction from baseline in serum NfL, a marker of neuronal damage, was observed with long-term dosing with the majority of participants below the upper limit of the normal range at Week 104 (Figure 9).

Serum NfL
Percent CFB
(mean and 95% CI)
30%
0%
−30%
−60%
−90%
BL
7
13
24
37
49
61
73
85
97
104
117
129
141
153
165
177
Visit (week)

Figure 9: Robust reduction of serum NfL, a marker of neuronal damage, was observed with long-term dosing.

Mean hearing thresholds improved from baseline in all tested frequencies (500, 1000, 2000, 4000 Hz) and reductions were statistically significant from week 24 onward (Figure 10).

Pure tone average
CFB (mean in dB and 95% CI)
0
−5
−10
−15
−20
n
33
27
20
14
8
BL
24
49
104
153
Visit (week)

Figure 10: Hearing Thresholds. Mean change from baseline in pure tone average by ABR (eHL) and audiometry (HL). Pure tone average is defined as the average across the four tested frequencies (500, 1000, 2000, and 4000 Hz). Pure tone average is only calculated if the numeric values of all individual frequencies are available. ABR (dB eHL) and any available standard hearing or behavioral audiometry test (in dB HL) are pooled. ABR is prioritized if more than one test is available within the same participant and analysis visit. ABR, auditory brainstem response; BL, baseline; CFB, change from baseline; dB, decibels; eHL, estimated hearing level; HL, hearing level.

Long-term data demonstrated continued improvements from baseline in cognition and adaptive behavior (Figure 11).

Figure 11: Cognition and Adaptive Behavior. aBased on MMRM model with fixed effects for visit week, age group at tividenofusp alfa initiation, genotype, and baseline BSID-IIII cognitive raw or Vineland-3 adaptive behavior raw composite score. Only visits with number of observation ≥ 5 were included in the statistical model. bAdaptive behavior raw composite is the derived sum of raw scores of eight subdomains (receptive, expressive, personal, interpersonal relationships, play and leisure, coping skills, fine motor, and gross motor). To evaluate change in adaptive behavior across both instruments, scores were converted from VABS-II to Vineland-3 using an errors-in-variables linear regression model adjusted by age. BL, baseline; BSID-III, Bayley Scales of Infant and Toddler Development, third edition; CFB, change from baseline; CI, confidence interval; MMRM, mixed model for repeated measures; VABS-II, Vineland Adaptive Behavior Scales, second edition; Vineland-3, Vineland Adaptive Behavior Scales, third edition; W, week.

Administration of tividenofusp alfa was generally well tolerated in study participants. Most treatment-related adverse events ("TEAEs") were mild or moderate, including IRRs, anemia, vomiting, pyrexia, respiratory infections and rash. Serious TEAEs in three participants (6.4%) were manageable, with resolution or stabilization with continued treatment. One participant discontinued treatment for reasons related to a moderate IRR and other non-treatment-related adverse events.
2025 expected progress and milestones:

•Submit BLA for tividenofusp alfa in MPS II under the accelerated approval pathway in early 2025
•U.S. commercial launch in late 2025 or early 2026
DNL126 (ETV:SGSH) Program for MPS IIIA (Sanfilippo Syndrome A)

MPS III, also called Sanfilippo syndrome, is a rare, genetic lysosomal storage disease that causes neurodegeneration. There are four main types of MPS III, depending on the enzyme affected. Type A is caused by genetic defects that result in reduction in the activity of N-sulfoglucosamine sulfohydrolase ("SGSH"), an enzyme responsible for degrading heparan sulfate in the lysosome. There are no approved treatments for MPS IIIA.

DNL126 (ETV:SGSH) is composed of SGSH fused to TV, which is engineered to cross the BBB via receptor mediated transcytosis into the brain and to enable broad delivery of SGSH into cells and tissues throughout the body with the goal of treating MPS IIIA.

In January 2024, we commenced dosing of participants with MPS IIIA in a multicenter, open-label, Phase 1/2 study to assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and exploratory clinical efficacy of DNL126. The core study period is 25 weeks (approximately 6 months) and is followed by a 72-week (approximately 18 month) open-label extension.

In February 2024, we presented preclinical data at the 2024 WORLDSymposiumTM demonstrating that DNL126 improved lysosomal and microglial morphology, neurodegeneration, and cognitive function in adult MPS IIIA mice. Peripheral treatment with ETV:SGSH lowered substrate accumulation (heparan sulfate) in the brain and in CSF, which was correlated with improved cognitive behavioral performance in adult MPS IIIA mice.

In June 2024, we announced that DNL126 was selected for the FDA's Support for Clinical Trials Advancing Rare disease Therapeutics ("START") program to accelerate the development of rare disease therapeutics, and collaborative engagement has commenced to support progress to a pre-BLA meeting.

In November 2024, we announced that preliminary data from up to 25 weeks of dosing in the ongoing open-label Phase 1/2 study in MPS IIIA participants demonstrated a substantial reduction in CSF heparan sulfate levels from baseline, including normalization. The safety profile supports continued development. The most frequent treatment emergent adverse events were IRRs of mild and moderate severity in all participants. There was one serious adverse event considered by the investigator not related to drug.

Based on the preliminary Phase 1/2 results and a positive regulatory environment, we expanded the Phase 1/2 study and we continue to assess development plans for DNL126 including an accelerated approval path.
2025 expected progress and milestones:

•Seek alignment with the FDA on an accelerated approval pathway for DNL126 for MPS IIIA
TAK-594/DNL593 (PTV:PGRN) Program for FTD-GRN
FTD is the most common form of dementia in people under 60 years of age. While the progression of symptoms varies by individual, FTD brings an inevitable decline in function together with changes in personality and social behaviors, and sometimes language and/or motor dysfunction. Mutations in the granulin ("GRN") gene, which encodes the PGRN protein, generally result in reduced levels of PGRN and are among the most common genetic causes of FTD. It is estimated that FTD-GRN is 5-10% of the total FTD patient population, or more than 25,000 people worldwide. There are currently no approved medicines to stop or slow the progression of FTD or FTD-GRN.
TAK-594/DNL593 (PTV:PGRN) is an investigational, brain-penetrant PGRN replacement therapy enabled by Denali's TV platform and designed to restore PGRN levels in the brain without interfering with normal PGRN transport and processing. As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Takeda to co-develop and co-commercialize TAK-594/DNL593 (PTV:PGRN). Preclinical proof of concept demonstrates that PTV enhances uptake of recombinant PGRN by multiple cell types in the brain, including neurons and microglia, as compared to non-PTV PGRN. In addition, TAK-594/DNL593 rescued both neurodegeneration and microglial dysfunction in PGRN-deficient mice. Our improved mechanistic understanding of the role of PGRN in lysosomal function indicates that intravenous delivery of TAK-594/DNL593 followed by PTV-enhanced transport to the brain may be an effective therapeutic approach to increase PGRN levels in lysosomes.
Together with Takeda, we initiated a Phase 1/2 clinical trial of TAK-594/DNL593 for FTD-GRN in 2022. Results from Part A of this study evaluating TAK-594/DNL593 in healthy subjects were presented at the Alzheimer's Association International Conference in July 2023. Single doses of TAK-594/DNL593 were generally well-tolerated and resulted in substantial increases in CSF PGRN levels, suggesting that brain delivery of TAK-594/DNL593 was achieved and that TAK-594/DNL593 has the potential to address PGRN deficiency (Figure 12).

Single Dose Serum PK and CSF PGRN in Healthy Participants

SERUM PK

Mean (±SD) DNL593 Serum Conc. (Folds of LLOQ)
100,000
1,000
10
0
100
200
300
400
500
Time Post Infusion Start (hours)
Cohort
A1
A2
A3
A4
A5

CSF PGRN (24HR)

Total CSF PGRN (ng/mL; Endogenous + DNL593)
105
100
60
40
20
0
BL
Placebo
A1
A2
A3
A4
A5
Cohort

Figure 12: Dose-dependent increase in CSF PGRN in healthy volunteers with intravenous TAK-594/DNL593.
In January 2024, Denali announced that enrollment and dosing were voluntarily paused in Part B of the Phase 1/2 study to implement protocol modifications. The pause was based on IRRs reported in two study participants, one Grade 2 and one Grade 3 in severity and both deemed serious adverse events. Both study participants’ IRRs resolved within the same day with infusion discontinuation and standard treatment measures. TAK-594/DNL593 was otherwise well-tolerated in the study, with all other adverse events reported as mild in severity. In August 2024, we announced that the protocol amendment for the Phase 1/2 study was finalized, allowing for premedication and other measures aimed at reducing the risk of IRRs, and prescreening of participants for Cohort B2 had begun. In January 2025, we announced that dosing is ongoing in the study.
2025 expected progress and milestones:
•Continue dosing in Part B of the Phase 1/2 study in FTD-GRN
BIIB122/DNL151 LRRK2 Inhibitor Program for Parkinson's disease

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

As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Biogen to co-develop and co-commercialize our small molecule inhibitors of LRRK2 for Parkinson's disease. BIIB122/DNL151 is the most clinically advanced small molecule inhibitor of LRRK2 currently in clinical testing for Parkinson's disease. Biogen is conducting the global Phase 2b LUMA study, which commenced in May 2022 and is evaluating the efficacy and safety of BIIB122/DNL151 as compared to placebo in approximately 640 participants with early-stage Parkinson's disease. Enrollment of LUMA is expected to be completed in 2025.

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

In February 2024, we announced the execution of a Collaboration and Development Funding Agreement in January 2024 with a third party related to a global Phase 2a study of BIIB122/DNL151, which we are operationalizing to evaluate safety and biomarkers associated with BIIB122 in participants with Parkinson’s disease and confirmed pathogenic variants of LRRK2. This agreement includes committed funding of $75.0 million, of which $25.0 million was received in 2024, and the remainder will be triggered based on time and operational milestones in the study. Biogen will continue to conduct the ongoing global Phase 2b LUMA study in early-stage Parkinson’s disease. Denali and Biogen will co-commercialize BIIB122/DNL151 assuming regulatory approval. The third party will be eligible to receive low single-digit royalties from Denali on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease, with royalty amounts varying based on the scope of the label.

In December 2024, we announced that dosing had commenced in the Phase 2a study, called BEACON, which is expected to enroll approximately 50 participants into a double-blind treatment period of three months followed by an open label extension.
2025 expected progress and milestones:
•Complete enrollment of the Phase 2b LUMA study in early-stage PD
•Continue enrollment in the Phase 2a study in PD related to pathogenic variants of LRRK2
Other LRRK2 Compounds

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
DNL343 eIF2B Activator Program for ALS

DNL343 is a novel small molecule investigational therapeutic that targets eIF2B, a central regulator of the integrated stress response ("ISR"). The ISR appears to be overactive in ALS, leading to the formation of stress granules containing TDP-43. The buildup of TDP-43 is harmful and leads to neuronal degeneration. In preclinical data, inhibition of the ISR by DNL343 dissolves TDP-43 containing stress granules and decreases biomarkers of the ISR. Early clinical studies demonstrated that once-daily oral dosing with DNL343 was generally well tolerated and exhibited extensive penetration of CSF. In addition, robust inhibition of biomarkers associated with the ISR pathway was observed in blood samples from study participants.

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

In May 2024, we announced completion of enrollment in Regimen G. In January 2025, we announced that the primary and key secondary endpoints were not met in the HEALEY ALS platform trial and that further analyses are anticipated later in 2025, including NfL and other fluid biomarkers, data from pre-specified subgroups, as well as extended findings from the active treatment extension period.

2025 expected progress and milestones:
•Further analyses from Regimen G (DNL343) in Phase 2/3 HEALEY ALS Platform Trial.
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

Sanofi is conducting a Phase 2 study of eclitasertib in patients with ulcerative colitis. Recruitment for the trial is ongoing and data are expected in 2026.
2025 expected progress and milestones:

•Continue Phase 2 UC study
IND-Enabling Stage Programs
Beginning in 2025, we expect to advance one to two additional programs to the clinic per year over the next three years across our TV-enabled franchises (ETV, OTV, and ATV). IND-enabling stage programs include:

ETV

•DNL952 (ETV:GAA) for Pompe disease
•DNL111 (ETV:Gcase) for Parkinson’s disease and Gaucher disease
•DNL622 (ETV:IDUA) for Hurler syndrome (MPS I)

OTV

•DNL628 (OTV:MAPT) targeting tau for Alzheimer’s disease
•DNL422 (OTV:SNCA) targeting alpha synuclein for Parkinson’s disease

ATV

•DNL921 (ATV:Abeta) targeting Abeta for Alzheimer’s disease

These programs are described below.
Enzyme Transport Vehicle (“ETV”) Programs
DNL952 (ETV:GAA) for Pompe disease

Acid alpha-glucosidase ("GAA") is an enzyme that breaks down glycogen into glucose in the body's lysosomes. Pompe disease occurs due to lack of GAA enzyme activity, which leads to lysosomal glycogen accumulation and autophagic buildup resulting in cellular disruption. There are two types of Pompe disease: Infantile Onset Pompe Disease ("IOPD") and Late Onset Pompe Disease ("LOPD"). IOPD affects the heart and causes ventilatory failure leading to early death, typically before one year age. LOPD can occur from early childhood through later decades in life and is characterized by slow progression, limb-girdle weakness leading to inability to walk, respiratory weakness leading to ventilator dependence, and CNS involvement. The estimated prevalence of Pompe disease is 5,000 to 10,000 people worldwide excluding India and China. Current standard of care is enzyme replacement therapy. Progressive motor weakness and respiratory failure remain unmet needs.

DNL952 (ETV:GAA) is composed of GAA fused to TV and is engineered to replace GAA in all tissues, including TfR-enabled biodistribution to muscle and brain, for the treatment of Pompe disease. In preclinical studies, compared to standard of care enzyme replacement therapies, ETV:GAA has demonstrated superior correction of glycogen load in the brain and in muscle tissue with normalization of lysosomal volume and correction of autophagy (Figure 13).

Figure 13: In a rodent model of Pompe, ETV:GAA is superior to standard of care, alglucosidase alfa (Alg.) and avalglucosidase alfa-ngpt (Aval.), in correction of glycogen load in brain and in muscle (left) and superior reduction of lysosomal volume and autophagy in muscle (right).
DNL111 (ETV:Gcase) for Parkinson's disease and Gaucher disease

Glucocerebrosidase ("GCase") is an enzyme that breaks down lipids in the lysosome. Aberrant GCase substrate storage drives lysosomal dysfunction and is associated with Gaucher disease and Parkinson's disease. Homozygous loss-of-function mutations in the GBA1 gene, which encodes the GCase enzyme, leads to Gcase enzyme deficiency resulting in Gaucher disease. Gaucher disease can be associated with debilitating symptoms including a swollen belly from spleen and liver enlargement; bone pain and easily fractured and weak bones; anemia resulting in fatigue. Some people with Gaucher disease have CNS involvement: abnormal eye movements, muscle rigidity, swallowing difficulties, and seizures. There are an estimated 10,000 to 15,000 people with Gaucher disease worldwide (excluding China and India). Approximately 10% of all Parkinson's disease patients are heterozygous carriers of a loss-of-function GBA1 mutation, leading to lysosomal dysfunction which is strongly associated with neuroinflammation/degeneration. There are an estimated 300,000 GBA-PD patients worldwide (excluding China and India). Peripheral enzyme replacement therapy is the current standard of care for Gaucher disease, and no GBA-PD specific treatments currently approved.

DNL111 is composed of an engineered GCase variant for improved potency and fused to TV to replace GCase in all tissues, including the brain by crossing the BBB. In preclinical studies, ETV:Gcase shows improved substrate reduction in brain, liver and serum as compared to Gcase enzyme alone. Further we have engineered the recombinant Gcase enzyme for improved potency. Engineered ETV:GCase may enable highly stable and potent brain-penetrant enzyme replacement therapy for Parkinson’s disease and Gaucher disease.

DNL622 (ETV:IDUA) for MPS I (Hurler syndrome)

Alpha-L-iduronidase (“IDUA”) is as enzyme responsible for degrading heparan and dermatan sulfate in the lysosome. Genetic defects in the gene encoding IDUA result in deficient enzyme activity, leading to MPS I (Hurler syndrome). MPS I is characterized by alterations in the skeleton, heart, respiratory system, and brain and affects approximately 1,500 individuals worldwide.

DNL622 (ETV:IDUA) is composed of IDUA fused to TV, which is engineered to cross the BBB via RMT into the brain and to enable broad delivery of IDUA into cells and tissues throughout the body with the goal of treating MPS I. DNL622 is currently in the IND-enabling stage of preclinical development.
Oligonucleotide Transport Vehicle (“OTV”) Programs

Oligonucleotides, such as ASOs and siRNAs, are designed to modify gene expression and hold promise as therapeutics for neurological disorders. A major challenge in their development, however, is that oligonucleotides are unable to cross the BBB on their own. Currently, oligonucleotides must be delivered directly to the CNS through invasive routes such as intrathecal delivery and still may not distribute uniformly throughout the brain where treatment is needed. We are using our OTV platform to enable brain delivery of oligonucleotides by crossing the BBB following systemic administration.
In August 2024, our preclinical research related to OTV was published in Science Translational Medicine. Denali scientists describe using OTV, which is an engineered TV conjugated to an ASO, for delivery of therapeutic molecules to the mouse and nonhuman primate brain. Our research demonstrated that OTV can successfully cross the BBB following intravenous administration and provide cumulative and sustained knockdown of the ASO target gene expression across multiple CNS regions and all major cell types, including endothelial cells, neurons, astrocytes, microglia, and oligodendrocytes. Additionally, OTV enabled knockdown of the ASO target gene expression in historically difficult to target peripheral muscle tissues, including skeletal and cardiac muscle. In comparison to other clinically relevant ASO delivery platforms, including direct delivery of a non-TV-enabled ASO into CSF, systemic OTV enabled a much more uniform ASO biodistribution profile (Figure 14) and knockdown of the target.
Our two most advanced OTV programs are designed to knock down expression of genes in the brain that encode for proteins, which can form toxic aggregates in diseases such as Alzheimer's disease and Parkinson's disease. DNL628 (OTV:MAPT) is a therapeutic candidate targeting tau for Alzheimer's disease. In a mouse model, we have demonstrated that brain MAPT RNA and tau protein knockdown persists for greater than 15 weeks following intravenous delivery of OTV:MAPT (Figure 14). Extended knockdown duration of action may enable less frequent maintenance dosing. Similarly, we are advancing DNL422 (OTV:SCNA) targeting alpha-synuclein for Parkinson's disease.

Figure 14: Left: OTV provides uniform ASO deposition in the brain with intravenous (IV) delivery (left). Right: Brain MAPT RNA and tau protein knockdown persists for >15 weeks following four IV doses of OTV:MAPT.
Antibody Transport Vehicle (“ATV”) Programs
DNL921 Antibody Transport Vehicle Amyloid beta (ATV:Abeta) program
The accumulation of Abeta plaque in the brain is a defining feature of Alzheimer's disease. Recently approved Abeta-directed antibody therapeutics were shown in clinical studies to reduce Abeta plaque and have modest efficacy in slowing disease progression; however, these therapies have safety concerns including the potential for amyloid-related imaging abnormalities ("ARIA") in the brain, which is a major barrier to their broad adoption in treating Alzheimer's disease. Thus, there is a significant opportunity for improving the efficacy and safety of Abeta-directed antibodies, and we are using our ATV platform to develop the next generation of these therapies.

Our ATV:Abeta program utilizes the ATV platform to enable increased brain exposure and target engagement of Abeta plaques while avoiding ARIA. In preclinical studies in mice, ATV:Abeta was shown to be superior in reducing amyloid plaque load (Figure 15A) and oligomeric Abeta load (Figure 15B) compared to a conventional Abeta antibody, while essentially eliminating ARIA (Figure 15C). These preclinical studies provide the first mechanistic understanding of how ARIA can be prevented by virtue of ATV-enabled brain delivery of Abeta antibodies through microvessels and largely bypassing arteries, which contain the majority of the vascular amyloid that is responsible for inducing ARIA. Furthermore, our unique Fc engineering allows for conditional effector function through a cisLALA mutation, which preserves the ability for ATV:Abeta to engage microglia for plaque phagocytosis while mitigating TfR-related hematology liabilities such as depletion of reticulocytes (Figure 15D).
Figure 15: Preclinical data showing superior amyloid plaque reduction (A), superior oligomeric plaque reduction (B), fewer to no ARIA events (C), and preservation of reticulocytes (D).
Discovery Programs
In addition to our development portfolio for neurodegenerative and lysosomal storage diseases, we have a robust discovery effort to further expand and capture the full potential of our TV platform to enhance delivery of biotherapeutics to all tissues in the body. We are pursuing opportunities of unmet need in multiple disease areas including oncology, inflammation, neuromuscular disease, and metabolic disease. For example, using ATV, we have engineered mono- and bispecific formats of HER2 antibodies. Human epidermal growth factor receptor 2 ("HER2") is a growth factor receptor that is over-expressed in multiple cancers, including breast, colorectal, and gastric cancer. Up to half of patients diagnosed with metastatic HER2-positive breast cancer develop brain metastases for which limited treatment options exist. In preclinical mouse studies, we have demonstrated improved anti-tumor activity of ATV-enabled HER2 antibodies in a HER2-positive peripheral tumor model. Our bispecific ATV:HER2 antibody demonstrated improved peripheral anti-tumor activity as compared to non-ATV HER2 antibodies as well as enhanced brain uptake as compared to a non-ATV HER2 antibody. The data support the potential for ATV:HER2 to treat HER2-positive peripheral tumors and brain metastases and to further validate the potential for TV applications in oncology.

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

On July 26, 2024, a Side Letter to the ROFN and Option Agreement was executed, pursuant to which, effective as of the date of the Side Letter, Biogen terminated its license to the ATV:Abeta program enabled by our TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease, and granted us rights to data generated during the collaboration. The side letter also effected the immediate termination of the ROFN and Option Agreement; as such, we expect to receive no future milestone or royalty payments from Biogen related to the ATV:Abeta program.

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
Sanofi Collaboration and License Agreement
Overview

In October 2018, we entered into the Collaboration Agreement with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule compounds that bind to and inhibit RIPK1 (“RIPK1 Inhibitors”) contributed by Sanofi and by us will be developed and commercialized. The Sanofi Collaboration Agreement became effective in November 2018 when the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 were satisfied, and included our and Sanofi’s RIPK1 Inhibitors that measurably penetrate the BBB ("CNS Products"), and our and Sanofi’s RIPK1 Inhibitors that do not measurably penetrate the BBB ("Peripheral Products").

We and Sanofi were jointly developing products containing RIPK1 Inhibitors for neurological indications, such as Alzheimer’s disease and MS, until the 2024 discontinuations of the HIMALAYA and K2 phase 2 studies evaluating SAR443820/DNL788 in participants with ALS and multiple sclerosis, respectively. On February 24, 2025, Denali and Sanofi executed a side letter terminating Sanofi's license to the CNS Products program including SAR443820/DNL788. Sanofi continues to develop eclitasertib (SAR443122/DNL758), a Peripheral Product discovered by us, and licensed to Sanofi who is leading a Phase 2 clinical trial in patients with UC.
License Grant

Under the Sanofi Collaboration Agreement, we granted Sanofi an exclusive, worldwide license under intellectual property that we control related to our RIPK1 Inhibitors, including certain intellectual property licensed to us by an academic institution.
Payments

When the Sanofi Collaboration Agreement became effective in November 2018, Sanofi paid us $125.0 million upfront. Sanofi is required to make milestone payments totaling up to approximately $495.0 million upon achievement of certain clinical, regulatory and sales milestone events for the Peripheral Products. Such milestone payments include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, Europe and in Japan for three indications. Sanofi has made payments of $35.0 million for Peripheral Product clinical milestones through December 31, 2024, and a further $65.0 million for CNS Product clinical milestones through the same date. Subsequent to the side letter executed on February 24, 2025, we expect to receive no future milestone or royalty payments from Sanofi related to the CNS Products program. We will receive variable royalties on net sales for Peripheral Products sold worldwide, each as further described below.

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
Manufacturing

Sanofi will be responsible for delivering all supplies for current and future clinical trials and commercial production for Peripheral Products. However, we retain manufacturing rights for certain independent clinical activities.
Royalty Term

For each Peripheral Product, Sanofi will pay royalties to us on a country-by-country basis until the latest of (i) the expiration of certain patents covering the relevant product, (ii) the expiration of all regulatory exclusivity for that product in the applicable country, and (iii) an agreed period of time after the first commercial sale of that product in the applicable country. If, in a particular country, a Peripheral Product is not covered by specified patent rights in that country or net sales in that country decrease below specified thresholds as a result of generic competition, Sanofi’s royalty obligations in the applicable country would be reduced or would terminate as specified in the Sanofi Collaboration Agreement.

Exclusivity

During the term of the Sanofi Collaboration Agreement, neither we nor Sanofi may conduct IND-enabling, clinical or commercial activities involving any Peripheral Product, anywhere in the world, unless the Peripheral Product is included by us or Sanofi, as the case may be, under the collaboration and only to the extent such activity is permitted under the Sanofi Collaboration Agreement.
Termination

Each party may terminate the Sanofi Collaboration Agreement in its entirety, or with respect to a particular program, as applicable, if the other party remains in material breach of the Sanofi Collaboration Agreement following a cure period to remedy the material breach. After giving a specified amount of prior notice to us, Sanofi may terminate the Sanofi Collaboration Agreement for convenience in its entirety, with respect to any particular program, or with respect to one or more specified regions of the world. Sanofi may also terminate the Sanofi Collaboration Agreement with respect to any program or a particular RIPK1 Inhibitor if a material safety event has occurred and cessation of all development and commercialization of all RIPK1 Inhibitors in the affected program or the affected RIPK1 Inhibitor is recommended. We and Sanofi may each terminate the Sanofi Collaboration Agreement in its entirety if the other party is declared insolvent or in similar financial distress or if, subject to a specified cure period, the other party challenges any patents licensed to it under the Sanofi Collaboration Agreement.

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
Takeda Option and Collaboration Agreement
Overview

In January 2018, we entered into a Collaboration Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which we granted Takeda an option with respect to our ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. Takeda paid us a $40.0 million upfront payment related to the collaboration, and an additional $110.0 million under a share purchase agreement in February 2018. The Takeda Collaboration Agreement became effective in February 2018, following satisfaction of certain requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In February 2019, we amended the agreement to replace the ATV:BACE1/Tau program with the ATV:Tau program and in March 2022, the parties mutually agreed to terminate activity on the ATV:Tau program over which Takeda had its option to develop and commercialize jointly with the Company. Takeda exercised the options for the PTV:PGRN program in November 2021. Takeda exercised its option for the ATV:TREM2 program in December 2021. In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 program on February 26, 2025, as per the terms of the Takeda Collaboration Agreement. The ATV:TREM2 program termination will become effective 60 days following the notice date.

Research Phase and Takeda’s Option

Under the Takeda Collaboration Agreement we were responsible, at our cost, for conducting activities relating to pre-IND development of biologic products directed to the identified targets and enabled by our TV technology targeting TfR during the applicable option period. The option period continued for each target until the first biologic product candidate directed to the relevant target was IND-ready or about five years after selection of the target, whichever was earlier.

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
Collaboration Activities Following Takeda’s Option Exercise

Subsequent to Takeda exercising its option with respect to a particular target and collaboration program (i.e., the biologic products directed to the target for which Takeda has exercised its option), Takeda has the right to develop and commercialize, jointly with us, a specified number of biologic products enabled by our TV technology that were developed during the option period and which are directed to the relevant target, and we are obligated to grant to Takeda a co-exclusive license under the intellectual property we control related to those biologic products.

Takeda was obligated to pay us a $5.0 million option fee for each target for which Takeda exercised its option, and we received fees totaling $10.0 million from Takeda in 2021 for option exercise payments for the PTV:PGRN and ATV:TREM2 programs.

Subsequent to the ATV:TREM2 termination, Takeda may be obligated to pay us milestones related to the PTV:PGRN program, including up to $140.0 million upon achievement of certain clinical milestone events and up to $100.0 million in regulatory milestone events relating to receipt of regulatory approval in the United States, certain European countries and Japan. Further, Takeda may also be obligated to pay us up to $75.0 million upon achievement of a certain sales-based milestone.

Further, we and Takeda share equally the development and commercialization costs, and, if applicable, the profits, for the PTV:PGRN program. However, we may elect not to continue sharing development and commercialization costs, or Takeda may elect to terminate our cost-profit sharing rights and obligations if, following notice from Takeda and a cure period, we fail to satisfy our cost sharing obligations. After such an election by us or termination by Takeda becomes effective, we will no longer be obligated to share in the development and commercialization costs for the PTV:PGRN program, and we will not share in any profits from that program. Instead, we will be entitled to receive tiered royalties. The royalty rates will be in the low- to mid-teen percentages on net sales, or low- to high-teen percentages on net sales if we have met a certain co-funding threshold at the time of our election to opt out of co-development or Takeda’s termination of our cost-profit sharing rights and obligations, and, in each case, these royalty rates will be subject to certain reductions specified in the Takeda Collaboration Agreement. Takeda will pay these royalties to us, on a country-by-country basis, until the latest of (i) the expiration of certain patents covering the biologic product, (ii) the expiration of all regulatory exclusivity for that biologic product, and (iii) an agreed period of time after the first commercial sale of that biologic product in the applicable country, unless biosimilar competition in excess of a significant level specified in the Takeda Collaboration Agreement occurs earlier, in which case Takeda’s royalty obligations in the applicable country would terminate.

For the PTV:PGRN program for which we are sharing costs and profits with Takeda, we will lead the conduct of clinical activities for each indication up to the first trial with a clinical outcomes-based efficacy endpoint, and Takeda will lead the conduct of all subsequent clinical activities for that indication. We and Takeda will jointly commercialize biologic product(s) included in the PTV:PGRN program in the United States and China. Takeda will lead commercialization activities in the United States and China and will solely conduct commercialization activities in all other countries.

We have the right to lead all manufacturing activities for the PTV:PGRN program.

Information on cost sharing reimbursements between us and Takeda is included in this Annual Report on Form 10-K in our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Exclusivity

Unless the Takeda Collaboration Agreement is terminated earlier, until expiration of an agreed period of time after the first regulatory approval in the United States or Europe of a biologic product within the PTV:PGRN program, neither party may conduct clinical or commercial activities involving antibodies or protein-based therapeutic products directed to the same target (or in the case of a bi-specific program, the same combination of targets) that have an intended therapeutic effect in diseases and conditions of the CNS (including lysosomal storage diseases), except to the extent permitted under the Takeda Collaboration Agreement.
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

F-star License and Collaboration Agreement
Overview

In August 2016, we entered into a License and Collaboration Agreement (“F-star Collaboration Agreement”) with F-star Gamma Limited (“F-star Gamma”), F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H ("F-star GmbH") and F-star Biotechnology Limited ("F-star Ltd") (collectively "F-star"). The goal of the collaboration was the development of certain constant Fc domains of an antibody with non-native antigen binding activity, or Fcabs, to enhance delivery of therapeutics across the BBB into the brain. The collaboration was designed to leverage F-star’s modular antibody technology and our expertise in the development of therapies for neurodegenerative diseases. The agreement included the purchase of an option for $0.5 million to acquire all outstanding shares pursuant to a pre-negotiated buy-out option agreement. We exercised this buy-out option in May 2018 and entered into a Share Purchase Agreement with the shareholders of F-star Gamma and Shareholder Representative Services LLC (the "Acquisition").

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and we changed the entity’s name to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd (by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”)). We made initial exercise payments under the Purchase Agreement and the F-star Gamma License of $18.0 million in the aggregate, less the net liabilities of F-star Gamma, which were approximately $0.2 million. In addition, we are required to make contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount following completion of the research phase of the F-star collaboration of $243.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $3.0 million in preclinical contingent payments, $30.0 million in clinical contingent payments, $60.0 million in regulatory contingent payments and $150.0 million in commercial contingent payments. We have made payments of $49.8 million through December 31, 2024 in the aggregate consisting of up-front, preclinical and clinical contingent consideration. This contingent consideration payment fully satisfies the Company's clinical contingent consideration obligations under the Purchase Agreement.

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

Our financial obligations upon entering the agreement with Genentech included an upfront payment of $8.5 million and a technology transfer fee of $1.5 million. In addition, we may owe Genentech milestone payments upon the achievement of certain development, regulatory and commercial milestones, up to a maximum of $315.0 million in the aggregate, which are subject to equal cost sharing with Biogen since execution of the Biogen Collaboration Agreement. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. We have made milestone payments to Genentech of $15.0 million through December 31, 2024.

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

Manufacturing

We believe it is important to our business success to have a reliable, high-quality preclinical and clinical drug supply chain. As we mature as a company and approach commercial stage operations, securing reliable high-quality commercial drug supply will be critical, and we intend to evaluate both third-party manufacturers as well as building out internal commercial manufacturing capabilities and capacity. If tividenofusp alfa is approved for the treatment of Hunter syndrome, we expect to use third-party contract manufacturers to supply commercial product.

We currently rely on third-party contract development and manufacturing organizations ("CDMOs"), to manufacture and supply our preclinical and clinical materials used during the development of our product candidates. We have established relationships with several CDMOs, including Lonza Sales AG ("Lonza"). Effective September 2017, we entered into a development and manufacturing services agreement with Lonza, which we have subsequently amended to add scope of work. We refer to this agreement, as amended, as the DMSA or the Lonza agreement. Pursuant to the Lonza agreement, Lonza agreed to provide clinical development and manufacturing services with respect to certain of our biologic products on a fee-for-service basis.

In April 2023 we entered into, and subsequently amended, a lease for a clinical manufacturing site in Salt Lake City, Utah. We are in the final stages of building out the facility, and beginning in 2025, we plan to use the facility to expand our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies, with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials.
Commercialization Plan

We do not currently have any approved drugs. We are expecting a potential US launch in the second half of 2025 or early 2026. With this possibility, we are building marketing, product distribution and sales capabilities.

Our vision, however, is to become a fully integrated, independent global leader in neurodegeneration with capabilities spanning discovery, development, manufacturing, and commercial in order to optimize speed, quality, and level of patient access to our medicines. We look to grow strategically both in terms of therapeutic areas of high unmet need, starting with lysosomal storage diseases with CNS pathology and expanding into large neurodegenerative disorders, as well as from a geographic perspective, with an initial focus on establishing a commercial presence in the United States and the European Union ("EU"), with subsequent global expansion (including China).

For programs covered by collaboration agreements (including those with Takeda, Sanofi, and Biogen), we expect to commercialize only in certain geographies, as defined by the terms of the agreements with the counterpart, and rely on our partners to provide commercialization infrastructure for the rest of the world.
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

Our product candidates will compete with current therapies approved for the treatment of neurodegenerative diseases, which to date have been primarily targeted at treating the symptoms of such diseases rather than halting or slowing the progression of the disease. However, in addition to such currently approved therapies, we believe that our product candidates, if approved, may also compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions, including but not limited to:

•Alzheimer’s Disease: Treatments currently approved in some geographies for Alzheimer’s Disease include the amyloid beta-directed antibody therapies Aduhelm (Biogen), LEQEMBI (Eisai/Biogen), and Kisunla (Eli Lilly). Additionally, potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), Roche (including Genentech, its wholly owned subsidiary), AbbVie, Bristol Myers Squibb, Prothena, Regeneron, Alnylam, Eisai, and BioArctic in various stages of development.

•Parkinson’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Roche/Prothena (including Genentech, its wholly owned subsidiary), Ionis, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), AstraZeneca, Takeda, Oncodesign/Servier, and Neuron23 in various stages of development.

•ALS: Treatments currently approved in some geographies for ALS include Radicava (Mitsubishi Tanabe Pharma) and Qalsody (Biogen). Additionally, potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Clene Nanomedicine, AB Science, Novartis, Bristol Myers Squibb, Calico/AbbVie, and Zydus in various stages of development.

•FTD-GRN: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including GSK/Alector, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), Passage Bio, AviadoBio, Vesperbio, Arkuda Therapeutics, and Orchard Therapeutics in various stages of development.

•Lysosomal storage diseases: The currently approved treatments for lysosomal storage diseases are conventional enzyme-based therapies. Various BBB-penetrant and direct to CNS delivered ERTs and gene therapies are being developed by several large and specialty pharmaceutical and biotechnology companies, including JCR Pharmaceuticals, RegenxBio, Kyowa Kirin/Orchard Therapeutics, and Ultragenyx in various stages of development.

In addition, there are companies that are developing technologies that would compete directly with our technologies, including:

•Blood-Brain Barrier Technology: There are several large and specialty pharmaceutical and biotechnology companies developing BBB delivery technologies that utilize RMT, including JCR Pharmaceuticals, Roche (including Genentech, its wholly owned subsidiary), Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), Abbvie, Regeneron, BioArctic, Alector and Bicycle Therapeutics, among others.
Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries and TV platform, including new targets and applications, and other inventions that are important to our business. We also rely on trademarks, trade secrets, know-how, continuing technological invention and licensing opportunities to develop and maintain our proprietary position.

As of December 31, 2024, our owned and licensed patent portfolio includes over 1,700 patents and patent applications, including over 30 licensed U.S. issued patents and 40 owned U.S. issued patents, covering certain aspects of our proprietary technology, our product candidates, and related inventions and improvements. The patent portfolio also includes over 500 licensed patents issued in jurisdictions outside of the United States, and over 850 owned patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For our product candidates and our TV platform, we generally pursue or in-license patent protection covering compositions of matter, methods of use, and manufacture.

TV Platform
We own 10 patent families related to our TV platform. These include a family directed to the composition and sequences of our TfR-binding TVs, the earliest of which are expected to expire in 2038, not including any patent term adjustments and any patent term extensions. We also have 7 issued U.S. patents, which are also expected to expire in 2038, not including any patent term adjustments and any patent term extensions, as well as pending patent applications, to other TV platform. Other families related to TV platform, if issued, are expected to expire in 2038 or later, all not including any patent term adjustments and any patent term extensions. In addition, we license multiple patent families from F-star, the earliest issued patents of which are expected to expire in 2026, not including any patent term adjustments and any patent term extensions.

ETV Platform, ETV:IDS, and ETV:SGSH Programs

We own 11 patent families directed to our ETV platform and related products, including ETV:IDS, ETV:SGSH, ETV:GAA, ETV:Gcase, and ETV:IDUA. This includes 1 issued U.S. patent, which is expected to expire in 2038, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our ETV:IDS molecules, including DNL310. We also own 4 additional patent families directed to various aspects of our DNL310 program, which if issued, are expected to expire in 2039 or later, all not including any patent term adjustments and any patent term extensions. Of the 11 patent families, 3 families relate to the composition of matter of our ETV:SGSH structures, including DNL126. Any patents issuing from these families are expected to expire between 2039 and 2045, respectively, not including any patent term adjustments and any patent term extensions.

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

Oligonucleotide Transport Vehicle Platform
We own 7 patent families related to our OTV platform, including OTV:MAPT and OTV:SNCA. These families are directed to compositions and methods of use of our OTVs, including DNL628 (OTV:MAPT) and DNL422(OTV:SNCA), and if issued, are expected to expire between 2042 and 2045, not including any patent term adjustments and any patent term extensions.
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

RIPK1 Inhibitor Program

Our RIPK1 program is subject to our collaboration agreement with Sanofi. We own 7 patent families directed to our RIPK1 inhibitor program. These include 3 issued U.S. patent, including one directed to the composition of matter of eclitasertib (SAR443122/DNL758), which is expected to expire in 2037, not including any patent term adjustments and any patent term extensions.

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

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological invention to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see "Risk Factors - Risks Related to Our Intellectual Property."

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

Any future product candidates must be approved by the FDA through either a new drug application ("NDA"), or a biologics license application ("BLA"), process before they may be legally marketed in the United States. The process generally involves the following:

•Completion of extensive nonclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice ("GLP"), requirements;

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from public health concerns, such as a global pandemic. For example, the FDA has issued various guidance documents on conducting clinical trials during the COVID-19 pandemic, including certain reporting requirements and additional guidance on good manufacturing practice considerations for responding to global pandemic infection.
NDA/BLA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with the proposed labeling, and information relating to the product's chemistry, manufacturing, and controls, among other information, to ensure consistent product quality, safety, and efficacy. In short, the NDA or BLA is a request for approval to market the drug or biologic for the specified indication(s) and must contain sufficient evidence of efficacy, acceptable safety profile, and appropriate quality attributes. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use and/or from a number of alternative sources, including studies initiated by investigators or cooperative clinical groups. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2025 user fee schedule, effective through September 30, 2025, the user fee for an application requiring clinical data, such as an NDA or BLA, is $4,310,002. PDUFA also imposes an annual program fee for each marketed human drug or biologic of $403,889. Fee waivers or reductions are available in certain limited circumstances. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs for an orphan indication submission.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing, such as the issuance of a Refuse to File ("RTF") letter. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of a new molecular-entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process may be extended by FDA requests for additional information or clarification.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the new presidential administration may lead to new policies and changes in the regulations that may impact our clinical development and timelines.
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

European Union Drug Development

As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In the EU, a clinical trial application, or CTA, must be submitted to the Clinical Trials Information System under the Clinical Trial Regulation EU No 536/2014 and an independent ethics committee, respectively. Once the CTA is approved in accordance with a EMA requirements, clinical study development may proceed. The clinical studies must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The Clinical Trials Regulation EU No 536/2014, which replaced the Clinical Trials Directive, entered into application on January 31, 2022. The Clinical Trials Regulation harmonizes the processes for assessment and supervision of clinical trials throughout the EU. Under the Regulation, sponsors submit one online application via a single online platform known as the Clinical Trials Information System ("CTIS") for approval to run a clinical trial in several European countries, making it more efficient to carry out such multinational trials. A transition period applies to clinical trial submissions under the Regulation. For example, from 31 January 2023 onwards, clinical trial sponsors need to apply via the Clinical Trials Information System to start a clinical trial. From 31 January 2025, any trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation and their sponsors must enter information on the trials in the CTIS.
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

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Starting in January 2021, the MHRA assumed additional regulatory responsibilities for medical products marketed in the UK, as pan-EU regulatory procedures before the EMA no longer apply in the UK. MHRA and the National Institute for Biological Standards and Control ("NIBSC") recently issued new guidance documents to the industry regarding regulation under the UK system. Proposals set forth in the new MHRA guidance will take effect through legislative changes that are subject to parliamentary approval, which may increase the amount of resources and time needed for obtaining regulatory approval in the UK and delay our clinical development and commercialization. On January 1, 2024, MHRA launched a new streamlined international recognition framework replacing the current European Commission Decision Reliance Procedure ("ECDRP") and allow the MHRA to rely on or give regard to a European decision or decision of other regulators to grant a new marketing authorization for a product.
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

In August 2022, Congress passed the Inflation Reduction Act of 2022 ("IRA"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries. These include allowing the federal government to negotiate a maximum price paid by Medicare for certain single source drugs responsible for significant Medicare spending, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions, and any future healthcare measures and agency rules implemented by the new administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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
Financial Information about Segments

We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. See "Note 14 - Segment information" in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Employees and Human Capital Resources

As of December 31, 2024, we had approximately 422 full-time employees. A large majority of our employees work out of our headquarters location in South San Francisco, CA, with the remainder working out of our locations in Salt Lake City, Utah and Zurich, Switzerland.

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

We have implemented several measures to ensure that we are accountable for making progress on our diversity and inclusion initiatives. Diversity and inclusion objectives are embedded in our annual performance goals. We also ensure pipeline diversity by partnering with each division in their workforce planning forecasts to develop initiatives and goals to recruit diverse talent across all leadership and skill areas. As of December 31, 2024, approximately 54% of our workforce and 50% of managers were female. As of December 31, 2024, ethnic or racial minorities represented approximately 55% of our workforce and 45% of our managers.

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
Corporate Information

We were incorporated in Delaware in 2013. Our principal executive offices are located at 161 Oyster Point Blvd., South San Francisco, California 94080. Our telephone number is (650) 866-8547. Our website address is www.denalitherapeutics.com. We also use our website as a channel of distribution of important company information, including news or announcements regarding our financial performance, investor events and press releases. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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

We use Denali®, the Denali Therapeutics logo, ATV, ETV, OTV, PTV, TV, TransportVehicleTM, and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by any other entity.
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
•A pandemic, epidemic, or outbreak of an infectious disease, or the perception of its effects, may materially and adversely affect our business, operations, and financial condition.
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
•We are heavily dependent on the successful development of our TV technology and the programs currently in our pipeline, which are in the preclinical and clinical development stages.
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
•Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies, and contractual obligations relating to privacy, data protection, and data security.
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
•Our reliance on third parties for the manufacture of the significant majority of the materials for our research programs, preclinical studies, and clinical trials. This reliance on third parties may increase the risk that we will not have sufficient quantities of such materials or product candidates.
•We depend on third-party suppliers for key raw materials used in our manufacturing, and the loss of these suppliers or their inability to supply us with adequate raw materials could harm our business.
Risks Related to Our Intellectual Property
•If we are unable to obtain and maintain patent protection for our product candidates or our TV technology, our competitors could develop and commercialize products or technology similar or identical to ours, and adversely affect our ability to commercialize any product candidates.
•If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.
•Our rights to develop and commercialize our TV technology and product candidates are subject, in part, to the terms of licenses granted to us by others or licenses granted by us to others.
•We may not be able to protect our intellectual property and proprietary rights throughout the world.
•Our patent protection could be reduced or eliminated if we are unable to comply with requirements imposed by government patent agencies.
•Changes in U.S. patent law could impair our ability to protect our products.
•Issued patents covering our TV technology, product candidates and other technologies could be found invalid or unenforceable if challenged.
•Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
•We may be subject to claims challenging the inventorship of our intellectual property.
•If we are unable to protect the confidentiality of our trade secrets, our business would be harmed.
•We may not be successful in obtaining, through acquisitions, in-licenses, or otherwise, necessary rights to our TV platform, product candidates or other technologies.
•We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers.
•Third-party intellectual property claims against us, our licensors or our collaborators may prevent or delay the development of our TV platform, product candidates and other technologies.
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

We are a clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease, Parkinson’s disease and ALS, and lysosomal storage diseases, including Hunter syndrome and Sanfilippo syndrome. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our clinical-stage programs are in various phases ranging from Phase 1 through Phase 3. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
We have incurred significant net losses since our inception. Our net losses were $422.8 million, $145.2 million, and $326.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.54 billion.
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

•manufacture product candidates at our manufacturing facility and with our contract manufacturers;

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

•general economic conditions; and

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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offering completed in October 2022, payments received from our collaboration agreements with Biogen, Sanofi, Takeda, and a strategic private offering transaction completed in February 2024. We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical and clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, advance our programs through preclinical and clinical development, and prepare for potential commercialization.

As of December 31, 2024, we had $1.19 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as recent bank failures, geopolitical uncertainty, rising inflation or interest rates, or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.
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
Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates
We are heavily dependent on the successful development of our TV platform and the programs currently in our pipeline. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.

Investment in biopharmaceutical product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy or potency, or an acceptable safety profile, gain regulatory approval, and become commercially viable. To date, we have invested substantially all of our efforts and financial resources to identify, acquire intellectual property for, and develop our TV platform and our programs, including conducting preclinical studies and clinical trials, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•our product candidates may not successfully complete preclinical studies or clinical trials;

•our drug delivery platform technology may not be clinically viable;

•a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•our competitors may develop therapeutics or platform technologies that render our product candidates or platform obsolete or less attractive;

•the product candidates and TV platform that we develop may not be sufficiently covered by intellectual property for which we hold exclusive rights;

•the product candidates and TV platform that we develop may be covered by third parties’ patents or other intellectual property or exclusive rights;

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

We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in August 2023, together with our collaboration partner Takeda, we discontinued development of TAK-920/DNL919 (ATV:TREM2) in Alzheimer’s disease, based on data from the Phase 1 study and the rapidly evolving treatment landscape, and, in January 2025, we announced that the Phase 2/3 HEALEY ALS Platform Trial evaluating DNL343 for ALS did not meet primary and key secondary endpoints. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.
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

Our product candidates are based on novel technology in fields that have seen limited success in drug development, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
We have focused our research and development efforts on addressing neurodegenerative and lysosomal storage diseases. Collectively, efforts by biopharmaceutical companies in the fields of neurodegenerative and lysosomal storage diseases have seen limited success in drug development. There are few effective therapeutic options available for patients with neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease, and ALS, and lysosomal storage diseases, such as Hunter syndrome and Sanfilippo syndrome. Our future success is highly dependent on the successful development of our TV platform and our product candidates for treating neurodegenerative and lysosomal storage diseases. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative and lysosomal storage diseases subjects us to a number of challenges, including engineering product candidates to cross the BBB to enable optimal concentration of the therapeutic in the brain and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.
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

•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or trial sites; developments in trials conducted by competitors for related technology that raise FDA or EMA concerns about risk to patients of the technology broadly; or if the FDA or EMA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

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

We could also encounter delays if a clinical trial is suspended or terminated by us or our collaborators, by the data safety monitoring board for such trial, or by any regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, developments on trials conducted by us or our competitors for related technology that raises regulatory concerns about risk to patients of the technology broadly, or lack of adequate funding to continue the clinical trial.

For example, in January 2022, we announced that the TAK-920/DNL919 (ATV:TREM2) IND application had been placed on clinical hold by the FDA. In August 2023 we announced that, in agreement with Takeda, we would discontinue clinical development of TAK-920/DNL919 in Alzheimer’s disease. We cannot assure you that we will ever resume the clinical program for TAK-920/DNL919, nor can we assure you that our other product candidates will not be subject to new, partial, or full clinical holds in the future, which may impact development plans. We may also pause the advancement of lead molecules in favor of a backup molecule with a superior safety or efficacy profile, such as we did in our RIPK1 program, switching our focus from DNL747 to SAR443820/DNL788.

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

•public health crises;

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

•our ability to obtain and maintain patient consents; and

•the risk that patients enrolled in clinical trials will not complete such trials, for any reason, including the risk of higher drop-out rates if participants become infected with the global virus or other infectious diseases that impact their participation in our trials.
Our inability to enroll and retain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays and retention challenges in our clinical trials may result in increased development costs for our product candidates, delay our ability to obtain clinical data, and jeopardize our ability to obtain marketing approval for the sale of our product candidates.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy or potency results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Open-label extension studies may also extend the timing and increase the cost of clinical development substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy or potency profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or potency or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative and lysosomal storage diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.
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

Even if such clinical trials are successfully completed, we cannot guarantee that the FDA will approve the product candidates for the proposed indications, and more trials could be required before we submit our product candidates for approval. For instance, while we plan to submit a biologics license application ("BLA") for accelerated approval of DNL310, we expect the FDA will require us to conduct a confirmatory trial post any approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, or to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval, such as requiring us to narrow our indications to a smaller subset, may also limit its commercial potential.

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

Our most advanced product candidates, DNL310, DNL126, BIIB122/DNL151, eclitasertib (SAR443122/DNL758), TAK-594/DNL593, and DNL343, are currently our only clinical stage product candidates. Adverse events and other side effects may result from higher dosing, repeated dosing, and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates. For example, in August 2023, together with our collaboration partner Takeda, we made the strategic decision to discontinue clinical development of TAK-920/DNL919 in Alzheimer's disease following a clinical hold by the FDA.

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

•we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, financial condition, results of operations, and growth prospects. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on nonclinical studies or clinical trials.

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
The processes involved in manufacturing our drug and biological product candidates, particularly those that utilize our TV platform, are complex, expensive, highly regulated and subject to multiple risks. Additionally, the manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells, and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture a biologic is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. Further, as product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities. Under a lease for approximately 60,000 rentable square feet of laboratory, office, and warehouse premises, we substantially completed the build-out of our Utah site and are in the process of establishing our clinical manufacturing capabilities for biologic therapeutics including the manufacture of materials for toxicology studies and drug substance for early human clinical studies. There can be no assurance that our current and future efforts to scale our internal manufacturing capabilities will succeed.
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
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.

We have initiated a build-out of a sales and marketing infrastructure and may enter into arrangements with third parties for commercialization of future product candidates. There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.
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
Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, our large molecule product candidates may face competition from biosimilar products. In the United States, our large molecule product candidates, including DNL310, are regulated by the FDA as biologic products and we intend to seek approval for these product candidates pursuant to a BLA pathway. The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"), created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our large molecule product candidates.
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

The time required to obtain approval by the FDA, EMA, and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies' statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA's statutory interpretations of market exclusivities and the "substantial evidence" requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could delay the FDA's review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Moreover, regulatory authorities may fail to approve companion diagnostics that we contemplate using with our therapeutic product candidates. We have not submitted for, or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Changes to the leadership at federal agencies under the new administration, as well as executive orders and actions, such as a freeze on hiring and a freeze on implementing new regulations and on external communications, may impact our clinical development and timelines.
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

• regulatory authorities may fail to approve our manufacturing processes, test procedures and specifications, or facilities or those of our third-party manufacturers; and

•the approval policies or regulations of the regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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
We plan to seek accelerated approval of DNL310. If successful, we expect the FDA will require us to conduct a confirmatory study to verify the predicted clinical benefit and safety profile. The results from the confirmatory study may not support the clinical benefit or safety profile, which would result in approval being withdrawn. The Food and Drug Omnibus Reform Act reformed the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.
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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. These include the enactment of the Affordable Care Act of 2010 (“ACA”), the American Rescue Plan Act of 2021, which will eliminate a statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs, and the July 2021 executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 ("IRA"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial changes, future litigation brought in view of the Supreme Court's overrule of the Chevron doctrine, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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
If we or our employees, independent contractors, consultants, commercial partners, and vendors fail to comply with healthcare laws or regulatory requirements, we could face substantial penalties and our business, operations, and financial conditions could be adversely affected.
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

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. Further, because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could, despite our efforts to comply, be subject to challenge under one or more of such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies, and contractual obligations relating to privacy and data protection and security, including the use, processing, and cross-border transfer of personal information. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business.

We receive, generate, store, and otherwise process significant and increasing volumes of sensitive information and business-critical information, including employee and personal data (including protected health information), research and development information, commercial information, and business and financial information. We heavily rely on external security and infrastructure vendors to manage our information technology systems and data centers. We face a number of risks relative to protecting this critical information, including the loss of access, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to third-party vendors and subcontractors we use to manage this sensitive data.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of data relating to individuals. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the EU are governed by the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other countries, and in the context of clinical trials we currently rely on patient informed consent as the legal basis for such transfers. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with any EU clinical trials. Additionally, the UK has implemented legislation that substantially implements the GDPR (the "UK GDPR"), with substantial penalties for noncompliance.

Further, various states, such as California, Massachusetts, and Washington have implemented privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personal information. Where state laws are more protective than HIPAA, we must comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California has enacted legislation, the California Consumer Privacy Act ("CCPA"), which, among other things, requires covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. Numerous other states in the United States have proposed or enacted similar legislation. Further, some states have enacted more specific legislation, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. The U.S. federal government is also contemplating federal privacy legislation. Additionally, the U.S. Department of Justice recently issued a final rule that takes effect in April 2025 and places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China (and other designated countries). The GDPR, UK GDPR, CCPA, CPRA, and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability.

It is possible that the GDPR, UK GDPR, CCPA, CPRA, or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices. We cannot guarantee that we or our vendors are in compliance with all such applicable data protection laws and regulations and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations. Furthermore, other jurisdictions outside the EU are similarly introducing or enhancing laws and regulations addressing privacy and data protection and security, which could increase our compliance costs and the risks associated with noncompliance. It is possible that these laws, regulations, or other actual or asserted obligations may be interpreted and applied in a manner that is inconsistent with our practices and our compliance efforts may be unsuccessful. We cannot guarantee that we or our vendors may be in compliance with all applicable international laws and regulations as currently maintained and enforced or as they evolve. Our actual or alleged non-compliance could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems. In addition, if we are unable to properly protect the privacy and security of protected health information, we could be alleged or found to have breached certain contractual obligations.

Our actual or perceived failure to adequately comply with applicable laws and regulations or other actual or asserted obligations relating to privacy and data protection and security, or to protect personal data and other data we process or maintain, could result in regulatory enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, other lawsuits or reputational damage, all of which could materially affect our business, financial condition, results of operations and growth prospects.
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

In addition, if we enter a commercialization phase, our products may be subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue.
Inadequate funding for the FDA, USPTO, SEC, and other government agencies could hinder or result in the suspension of their operations, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC, USPTO, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. The new administration’s freeze on hiring and return-to-office policy may disrupt normal operations of federal agencies, including the FDA. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our clinical development plans, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.
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

•collaborators may decide to terminate or not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

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

•if our collaborators do not satisfy their obligations under our agreements with them, or if they terminate our collaborations with them, we may not be able to develop or commercialize product candidates as planned; and

•collaborations may require us to share in development and commercialization costs pursuant to budgets that we do not fully control and our failure to share in such costs could have a detrimental impact on the collaboration or our ability to share in revenue generated under the collaboration.

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
Our reliance on third parties for the manufacture of the majority of the materials for our research programs, preclinical studies, and clinical trials may increase the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
Although we have substantially completed the build-out of our Utah site to enable our clinical manufacturing capabilities for biologic therapeutics, we are in the process of scaling up manufacturing activities. We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies and clinical trials and expect to continue to do so for some or all of our materials for preclinical studies, clinical trials, and for commercial supply of any product candidates that we may develop.
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
Our current and anticipated future dependence upon third parties for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.
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

Further, we have in the past and may in the future experience delayed shipments of raw materials due to interruptions relating to the aforementioned events. We do not currently have arrangements in place for redundant supply for certain components of our product candidates. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain patent protection for any product candidates we develop or for our TV platform, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our TV platform and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our TV platform, programs and product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. In addition, we cannot be certain that any patents we own or in-license in the United States adequately cover the Fc domain portion of our TV platform that binds to transferrin receptor, or adequately cover the antibodies, enzymes or proteins being developed in our TV-enabled programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within twelve months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our TV platform, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such TV platform, programs, product candidates, and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our TV platform, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner, including delays as a result of a global pandemic impacting our or our licensors' operations. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our TV platform, product candidates or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our TV platform, product candidates or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and growth prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our TV platform, product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our TV platform, product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we or our collaborators are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products.
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

Some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. For example, we currently, and may in the future, co-own certain patents and patent applications relating to our TV platform with F-star. In addition, certain of our licensors co-own the patents and patent applications we in-license with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patents and patent applications are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patents and patent applications, who are not parties to our license agreements. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patents or patent applications or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects.
Our rights to develop and commercialize our TV platform and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others or licenses granted by us to others.
We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our TV platform and product candidates. For example, in June 2016, we entered into a license agreement with Genentech pursuant to which we received an exclusive license to certain of Genentech’s intellectual property relating to our LRRK2 program, including our BIIB122/DNL151 product candidate.
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
In addition, subject to the terms of any such license agreements, we do not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, under our agreements with F-star and Genentech, the licensors control prosecution and, in the case of F-star and in specified circumstances, enforcement of certain of the patents and patent applications licensed to us. Also, under our agreements with Takeda, Sanofi and Biogen, they control prosecution, and in specified circumstances, enforcement of certain of the patents and patent applications licensed to them. We cannot be certain that our in-licensed or out-licensed patents and patent applications that are controlled by our licensors or licensees will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors or licensees fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize our TV platform and any of our product candidates that are subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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
We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research or allow commercialization of product candidates we may develop or our TV platform. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing TV platform, which could harm our business, financial condition, results of operations, and growth prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our TV platform, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.
In addition, each of our current license agreements, and we expect our future agreements, will impose various development, diligence, commercialization, and other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates or of our current TV platform. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and growth prospects.
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
Filing, prosecuting, and defending patents on our TV platform, product candidates and other technologies in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Further, our ability to pursue patents throughout the world may be delayed or affected due to a public health crisis such as the global pandemic. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. in Europe, as of June 1, 2023, the Unitary Patent Court ("UPC") has exclusive jurisdiction over Unitary Patents and offers a uniform and specialized framework for patent litigation at the European level. Furthermore, European applications have the option, upon grant of a patent, of becoming a Unitary Patent and therefore subject to UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the "America Invents Act"), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our TV platform, product candidates or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Further, changes in the leadership of the PTO and other federal agencies under the new administration may lead to new policies and changes in the regulations that may impact the timelines of our patents applications.
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
In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision involving the interaction of patent term adjustment ("PTA"), terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc. (2013), the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the IRA passed by Congress authorizes the Secretary of the Department of Health and Human Services ("HHS") to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run.

Issued patents covering our TV platform, product candidates and other technologies could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our TV platform, product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable or raise a defense to infringement. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of subject matter eligibility for patenting, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Grounds for defenses to infringement include statutory exemptions to patent infringement for uses related to submitting information to regulatory authorities to seek certain regulatory approvals. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our TV platform, product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, a judge or jury could find that our patent claims laws of nature or are otherwise ineligible for patenting, and we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our TV platform, product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and growth prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension ("PTE") based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and nonclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators, or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our TV platform, product candidates, or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets, or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our TV platform, product candidates and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for our TV platform, product candidates, and other technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

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
We may not be successful in obtaining, through acquisitions, in-licenses, or otherwise, necessary rights to our TV platform, product candidates or other technologies.
We currently have rights to intellectual property, through licenses from third parties, to identify and develop our TV platform and product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the fields of neurodegenerative and lysosomal storage diseases and BBB technology and may have patents and have filed and plan to file patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain BBB technologies that we are evaluating for use with our current or future product candidates. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest to such patents. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our TV platform. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
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
Third-party claims of intellectual property infringement, misappropriation, or other violation against us, our licensors, or our collaborators may prevent or delay the development and commercialization of our TV platform, product candidates, and other technologies.
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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to BBB technology and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our TV platform, product candidates, and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our TV platform, product candidates, and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our TV platform, product candidates, and other technologies might assert are infringed by our current or future TV platform, product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our TV platform, product candidates, or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our TV platform, product candidates, or other technologies, could be found to be infringed by our TV platform, product candidates, or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our TV platform, product candidates, or other technologies may infringe. Generative artificial intelligence ("AI") resources that are publicly available may also present a risk that a company may inadvertently obtain, incorporate or use a third party's intellectual property.
Third parties may have patents or obtain patents in the future and claim that the manufacture, use, or sale of our TV platform, product candidates, or other technologies infringes upon these patents. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable, and infringed by our TV platform, product candidates, or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our TV platform, product candidates, or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.
Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing TV platform, product candidates, or other technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, and/or redesign our infringing product candidates or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our TV platform, product candidates, or other technologies, which could harm our business significantly.
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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock and stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Our employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of any of our employees. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.
We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2024, we had approximately 422 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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

As the cyber-threat landscape evolves, cyber-attacks have become more prevalent, intense, sophisticated, and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering and/or other means. We and our collaborators, CROs, or other contractors and consultants may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Although to our knowledge we have not experienced any such material system failure or security breach or incident to date, if a breakdown, cyberattack or other information security breach or incident were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to loss or misappropriation of trade secrets or loss of, or unauthorized modification, unavailability, disclosure, or other unauthorized processing of other proprietary information or other similar disruption and we could incur liability and reputational damage. For example, any corruption, loss, or other unavailability of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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
Business disruptions, including as a result of global pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, clinical trial sites, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health crises, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. For example, the global pandemic caused a temporary disruption in our ability to recruit participants for our clinical trials in the calendar year 2020 and the first quarter of 2021. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by bank failures or instability in the financial services sector, government shutdowns, or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Government responses to such events, such as to public health crises, may also result in disruption and delay of our business.
The majority of our operations are located in South San Francisco, California and Salt Lake City, Utah. Damage or extended periods of interruption to our corporate, development, research, or manufacturing facilities due to fire, extreme weather conditions or natural disaster, power loss, communications failure, unauthorized entry, or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.
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
In particular, given the new administration in the United States, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or, if approved, sell our products, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
These and other risks associated with our planned international operations may materially adversely affect our ability to attain profitable operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, we had federal net operating loss carryforwards of approximately $436.6 million, federal research and development tax credit carryforwards of approximately $64.2 million, and orphan tax credit carryforwards of approximately $56.9 million, some of which will begin to expire in 2034. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have experienced ownership changes in the past, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including in connection with our October 2022 offering, some of which are outside our control. Limitations may also apply under state law. For example, recently enacted California legislation limits the use of state net operating loss carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our net operating loss carryforwards, even if we attain profitability.
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

•the timing and ability to obtain regulatory approval on our lead product candidates, including DNL310;

•failure to achieve development, regulatory, or commercialization milestones under our collaborations;

•failure or discontinuation of any of our product development and research programs;

•failure to develop our TV platform;

•results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs, product candidates, or technologies of our competitors;

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

•market conditions in the pharmaceutical and biotechnology sectors; and

•other events or factors affecting general economic, industry, and market conditions, including bank failures or instability in the financial services sector, geopolitical events, such as war and armed conflict, natural disasters, and public health crises.

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

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. Certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, on February 27, 2024, we entered into a Purchase Agreement with certain existing accredited investors in connection with a strategic private offering transaction. Pursuant to this transaction, we entered into an agreement granting an investor certain registration rights following such time that the investor may be deemed an affiliate of the Company. Any sales of securities by these stockholders, or the perception that sales will be made in the public market, could have a material adverse effect on the market price for our common stock.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, on February 27, 2024, we announced a strategic private offering transaction in which we sold 3,244,689 shares of our common stock and pre-funded warrants to purchase 26,046,065 shares of our common stock, resulting in net proceeds of approximately $499.3 million. Our security holders may be further diluted by the exercise of the pre-funded warrants issued. We, and indirectly, our stockholders, will bear the cost of issuing and servicing all such securities. Additionally, collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Our Head of IT is primarily responsible to assess and manage our material risks from cybersecurity threats and has prior work experience in cybersecurity, holds relevant degrees, and has current industry recognized cybersecurity certifications.

Our Head of IT oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Head of IT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include the following: the identification and assessment of assets and assessing potential associated risks, implementation of protective measures, continuous monitoring and detection of unusual or suspicious activities, incident response and recovery management, regular security awareness and training, and review and alignment of cybersecurity practices with industry recognized cybersecurity practices, compliance, and regulation concerns.
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
ITEM 2.    PROPERTIES
Below is a summary of our key leased properties as of December 31, 2024:

California

Our corporate headquarters are located in South San Francisco, California, comprising 148,020 square feet of office, research and development, engineering, and laboratory space pursuant to a lease agreement which commenced on April 12, 2019 and expires on April 30, 2029, with an option to extend for a period of ten years. This facility houses the majority of our personnel.

Utah

We have substantially completed the build-out of approximately 60,000 rentable square feet of office, lab, and clinical manufacturing premises in Salt Lake City, Utah ("SLC Facility"). The lease legally commenced on April 1, 2024, and is expected to terminate in 2039. We have two five-year renewal period options to extend the lease for a further ten years at the end of the lease term.

Switzerland

Our European headquarters encompasses office space in a shared facility located in Zürich, Switzerland. The current lease agreement is through December 2025, with the option to renew. The lease terms provide flexibility to increase our space allocation on short term notice.

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
Holders of Common Stock

As of February 21, 2025, there were approximately 145 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.
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

The following graph compares the cumulative total stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 31, 2019 and its relative performance is tracked through December 31, 2024. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
among Denali Therapeutics Inc., the NASDAQ Composite Index and the NASDAQ Biotech Index
DNLI
NASDAQ Biotech Index
NASDAQ Composite Index
$500
$400
$300
$200
$100
$0
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
3/31/24
6/30/24
9/30/24
12/31/24

Recent Sales of Unregistered Securities

On February 27, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain existing accredited investors for the private placement of (i) 3,244,689 shares of our common stock at a price of $17.07 per share and (ii) pre-funded warrants to purchase an aggregate of 26,046,065 shares of our common stock (the “Pre-Funded Warrants”) at a purchase price of $17.06 per Pre-Funded Warrant. The private placement closed on February 29, 2024, at which time we received gross proceeds of $499.7 million. The Pre-Funded Warrants are exercisable at an exercise price of $0.01 and will be exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage not in excess of 19.99%, in the case of an increase, by providing at least 61 days’ prior notice to the Company. We have also granted a certain investor certain director nomination and additional registration rights, subject to certain exceptions, conditions, and limitations. We intend to use the net proceeds from the private placement to support our ongoing research and development activities, the acceleration and expansion of our proprietary BBB-crossing TV technology, as well as general corporate purposes and working capital. We have invested the funds received in short-term and long-term, interest-bearing investment-grade securities and government securities. We filed a registration statement to register the shares of common stock sold in the private placement (including the shares of common stock underlying the Pre-Funded Warrants) on March 22, 2024.

We are relying on the exemptions from registration available under Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the Securities Act with respect to transactions by an issuer not involving any public offering, and we expect to file a Form D with respect to the private placement.

Use of Proceeds from Registered Securities
In October 2022, we sold 11,933,962 shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $26.50 per share for aggregate net proceeds of approximately $296.2 million.
There have been no material changes in the planned use of the net proceeds from the follow-on public offering as described in the Registration Statement. We have invested the funds received in short-term and long-term, interest-bearing investment-grade securities and government securities.
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
Overview
Key elements of our strategy include:

1)Discover and develop a new class of barrier-crossing therapeutics by leveraging our TV platforms and deep expertise in BBB biology to enhance the delivery of biotherapeutics to the brain and throughout the body.

2)Accelerate and expand a broad portfolio of TV-based product candidates to fully unlock the potential of barrier-crossing therapeutics, applying patient-informed development and driving biomarker-guided regulatory approvals.

3)Launch initial products targeting rare lysosomal storage diseases as a strategic foundation for expansion into common neurodegenerative conditions and other serious diseases, while building integrated capabilities for long-term growth and profitability.

Our clinical programs are as follows:

•Tividenofusp alfa (DNL310, ETV:IDS), composed of IDS fused to TV, is designed to deliver IDS into cells and tissues throughout the body, including the brain by crossing the BBB, with the goal of addressing the behavioral, cognitive, and physical manifestations of MPS II;

•DNL126 (ETV:SGSH), composed of SGSH fused to TV, is designed to deliver SGSH into cells and tissues throughout the body, including the brain by crossing the BBB, with the goal of treating MPS IIIA;

•TAK-594/DNL593 (PTV:PGRN), composed of PGRN fused to TV, is designed to restore PGRN levels in the brain with the goal of treating FTD-GRN and is being developed in collaboration with Takeda;

•BIIB122/DNL151, our small molecule LRRK2 inhibitor program, is being developed in collaboration with Biogen, to address PD;

•DNL343, our small molecule eIF2B activator program, is under evaluation in ALS; and

•Eclitasertib (SAR443122/DNL758), a peripheral and non-CNS penetrant small molecule RIPK1 inhibitor, is being developed by Sanofi, to address peripheral inflammatory diseases such as UC.

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	tividenofusp alfa, or DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
ETV:SGSH	DNL126	Ph 1/2	Sanfilippo syndrome Type A (MPS IIIA)	Denali
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda
LRRK2	BIIB122/DNL151	Ph 2a	Parkinson's disease	Denali
		Ph 2b		Joint with Biogen
eIF2B	DNL343	Ph 2/3	ALS	Joint with Healey Center
RIPK1 (Peripheral)	eclitasertib, or SAR443122/DNL758	Ph 2	UC	Sanofi

Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our TV platform, assembling our core capabilities in understanding key neurodegenerative and lysosomal storage disease pathways, operationalizing clinical trials, building manufacturing capabilities and establishing commercial capabilities.

Key operational and financing milestones for the year ended December 31, 2024 and in 2025 to date include:

•Tividenofusp alfa DNL310 (ETV:IDS)

◦In February 2024, we presented new positive data from the ongoing Phase 1/2 study of tividenofusp alfa in MPS II at the 20th Annual WORLDSymposiumTM demonstrating sustained normalization of heparan sulfate in cerebrospinal fluid ("CSF HS"), robust and sustained reductions in biomarkers of lysosomal dysfunction and neuronal damage (neurofilament light; "NfL"), and improvements and stabilization of multiple clinical outcomes measures over two years of treatment. Also in February, we participated in the Reagan-Udall Foundation for the FDA workshop on CSF heparan sulfate as a potential surrogate biomarker to support accelerated approval in MPS.

◦In April 2024, we completed enrollment of 47 participants with MPS II in the Phase 1/2 open-label study. Following the Reagan-Udall Foundation workshop, we received written communication from the Center for Drug Evaluation and Research ("CDER") division of the FDA indicating openness to discussing an accelerated approval pathway for tividenofusp alfa in MPS II with CSF heparan sulfate as a surrogate biomarker;

◦In September 2024, we announced that we plan to file a biologics license application ("BLA") for accelerated approval for tividenofusp alpha (DNL310) for the treatment of MPS II, based on the outcome of a recent successful meeting with the Center for Drug Evaluation and Research ("CDER") division of the FDA. In addition, the meeting also provides a path for conversion to full approval based on the totality of the tividenofusp clinical development plan. Based on discussions with CDER, we will include preclinical and clinical data on biomarkers (CSF HS and NfL) and safety in the BLA for tividenofusp alfa as a treatment of MPS II and intend to submit the BLA under the accelerated approval pathway in early 2025. We are preparing for the U.S. launch of tividenofusp alfa for the treatment of MPS II in late 2025 or early 2026;

◦In January 2025, we announced that the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation for tividenofusp alfa (DNL310) for the treatment of individuals with MPS II; and

◦In February 2025, we announced that in our global Phase 2/3 COMPASS study of tividenofusp alfa in participants with MPS II, target enrollment of the planned 33 participants with neuronopathic MPS II in Cohort A has been completed; we increased the sample size of Cohort A by nine participants, bringing the total to 42 participants. Cohort B continues to enroll participants with non-neuronopathic MPS II.

•DNL126 (ETV:SGSH)

◦In February 2024, we announced that dosing had been initiated in the Phase 1/2 study of DNL126 in MPS IIIA. Further, in February 2024, we presented supportive preclinical data at WORLDSymposiumTM demonstrating that DNL126 improves lysosomal and microglial morphology, degeneration, and cognitive behavior in MPS IIIA mice; and

◦In June 2024, DNL126 was selected for the FDA's Support for clinical Trials Advancing Rare disease Therapeutics ("START") program to accelerate the development of rare disease therapeutics. In November 2024, we announced that preliminary data from up to 25 weeks of dosing in the ongoing open-label Phase 1/2 study in MPS IIIA participants demonstrated a significant reduction in CSF HS levels from baseline, including normalization. The safety profile supports continued development. The most frequent treatment emergent adverse events were infusion related reactions of mild and moderate severity in all participants. There was one serious adverse event considered by the investigator not related to drug. Based on the preliminary Phase 1/2 results and a positive regulatory environment, we recently expanded the study and continue to assess the development plans including an accelerated approval path.

•TAK-594/DNL593 (PTV:PGRN)

◦In January 2024, we announced that Part B in the TAK-594/DNL593 Phase 1/2 study in participants with FTD-GRN had been voluntarily paused to implement protocol modifications. In the second quarter of 2024, we finalized the protocol amendment and dosing in the Phase 1/2 study is ongoing.

•BIIB122/DNL151 (LRRK2)

◦In February 2024, we announced that we executed a Collaboration and Development Funding Agreement in January 2024 with a third party related to a global Phase 2a study of BIIB122/DNL151, which we plan to solely operationalize, to evaluate safety and biomarkers associated with BIIB122 (DNL151) in participants with LRRK2-associated Parkinson’s disease (LRRK2-PD). This agreement includes committed funding of $75.0 million, of which $12.5 million was received in January 2024 and $12.5 million was received in July 2024, with the remainder to be triggered based on operational milestones in the study. The third party will be eligible to receive low single-digit royalties from Denali on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease, with royalty amounts varying based on the scope of the label. Denali has initiated screening of participants for the global Phase 2a study to evaluate safety and biomarkers associated with BIIB122/DNL151 in participants with LRRK2-PD. Biogen will continue to conduct the ongoing global Phase 2b LUMA study in early-stage Parkinson’s disease; enrollment is expected to be completed in 2025. Denali and Biogen will co-commercialize BIIB122/DNL151 assuming regulatory approval; and

◦In December 2024, we announced initiation of dosing in the global Phase 2a clinical study, BEACON, BIIB122 (DNL151) in participants with LRRK2-PD.

•DNL343 (eIF2B)

◦In May 2024, the Sean M. Healey & AMG Center for ALS at Massachusetts General Hospital ("MGH") in collaboration with the Northeast ALS Consortium ("NEALS") announced that enrollment is complete in Regimen G (DNL343) of the Phase 2/3 HEALEY ALS Platform Trial; and in January 2025, we announced topline results that the primary and key secondary endpoints were not met. Further analyses are anticipated later in 2025.

•Other

◦In January 2024, we announced our intention to divest our preclinical small molecule portfolio, which was completed effective March 1, 2024. We maintain ownership of, and continue to advance, our current portfolio of clinical stage small molecule programs, in collaboration with our partners. The decision was made based on clinical validation and prioritization of our TV-enabled platforms for brain delivery of large molecules;

◦In February 2024, we announced that the Phase 2 HIMALAYA study evaluating SAR443820/DNL788 in participants with ALS did not meet the primary endpoint of change in ALS Functional Rating Scale-Revised ("ALSFRS-R");

◦In February 2024, we announced that we entered into a securities purchase agreement with certain existing accredited investors for the private placement of 3,244,689 shares of our common stock at a price of $17.07 per share and pre-funded warrants to purchase an aggregate of 26,046,065 shares of our common stock at a purchase price of $17.06 per pre-funded warrant, resulting in net proceeds of approximately $499.3 million. The pre-funded warrants have an exercise price of $0.01 per share of Common Stock, and are immediately exercisable and will remain exercisable until exercised in full. The private placement closed on February 29, 2024;

◦In July 2024, Biogen terminated its license to the ATV:Abeta program enabled by our TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease and granted us rights to data generated during the collaboration. As a result of the termination, all rights to develop, manufacture, perform medical affairs activities, and commercialize new TfR-targeting ATV:Abeta therapeutics reverted to us. Biogen licensed our TfR-targeting ATV:Abeta program in April 2023 having exercised an option that was part of the 2020 collaboration agreement between the two companies. Biogen’s decision was not related to any efficacy or safety concerns with the TV platform;

◦In October 2024, we were informed by Sanofi that the K2 Phase 2 study evaluating the safety and efficacy of SAR443820/DNL788 on serum neurofilament light chain levels in participants with multiple sclerosis was discontinued based on not meeting the primary and key secondary endpoints, and on February 24, 2025, we and Sanofi executed a side letter terminating Sanofi's license to the CNS Products program including SAR443820/DNL788; and

◦In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 program on February 26, 2025, as per the terms of the Takeda Collaboration Agreement. The ATV:TREM2 program termination will become effective 60 days following the notice date.

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
We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We had net losses of $422.8 million, $145.2 million, and $326.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.54 billion. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our TV platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
We have relied on third-party contract manufacturers to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates through 2024. We are in the final stages of building out our Salt Lake City ("SLC") manufacturing facility, and beginning in early 2025 plan to commence manufacturing operations. Going forward, we plan to use both our SLC facility and third-party contract manufacturers to supply our preclinical and clinical materials. If tividenofusp alfa is approved for the treatment of Hunter syndrome, we expect to use third-party contract manufacturers to supply commercial product.
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

In April 2023, Biogen exercised its option to license our ATV:Abeta program and we received additional consideration of $5.0 million for an option exercise fee. In August 2023, we executed an Amendment (the “Biogen Amendment”) to the LRRK2 Agreement and ROFN and Option Agreement with Biogen. Pursuant to the Biogen Amendment, the schedule of potential LRRK2 Agreement milestones was amended, while maintaining the same total value of milestones that Denali is eligible to receive. In addition, Biogen waived its option right to the second option program and waived its rights of first negotiation for two other TV-enabled programs under the ROFN and Option Agreement. In July 2024, Denali and Biogen executed a Side Letter to the ROFN and Option Agreement, pursuant to which, effective as of the date of the Side Letter, Biogen terminated its license to the ATV:Abeta program enabled by Denali’s TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease, and granted Denali rights to data generated during the collaboration. The side letter also effected the immediate termination of the ROFN and Option Agreement; as such, the Company expects to receive no future milestone or royalty payments from Biogen related to the ATV:Abeta program. There were no changes to the terms of the LRRK2 Agreement in the year ended December 31, 2024. Further details regarding the terms of the agreements between us and Biogen are included in this Annual Report on Form 10-K in the section titled "Business - Licenses and Collaborations."

We did not recognize any collaboration revenue under the Biogen Collaboration Agreement in the year ended December 31, 2024, and we recognized related party collaboration revenue of $295.5 million, and $3.1 million in the years ended December 31, 2023 and 2022, respectively. Further, we recognized research and development expense of $16.7 million, $17.7 million and $8.2 million related to cost sharing payments we made to Biogen in the years ended December 31, 2024, 2023 and 2022, respectively. We have recorded cost sharing payables of $2.5 million and $3.2 million on the Consolidated Balance Sheet as of December 31, 2024 and 2023, respectively. Through December 31, 2024, we have earned $5.0 million in option fee payments but have not recorded any milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, we entered into the Sanofi Collaboration Agreement with Sanofi pursuant to which certain small molecule CNS and peripheral RIPK1 inhibitors contributed by Sanofi and by us are being, or will be developed and commercialized. On February 24, 2025, we and Sanofi executed a side letter terminating Sanofi's license to the CNS Products program including SAR443820/DNL788, though Sanofi continues to develop eclitasertib (SAR443122/DNL758). Further details regarding the terms of the agreement between us and Sanofi, and historic payments between the parties under the agreement, are included in this Annual Report on Form 10-K in the section titled "Business - Licenses and Collaborations."

We recognized no collaboration revenue associated with the Sanofi Collaboration Agreement in the year ended December 31, 2024, and we recognized collaboration revenue of $25.0 million and $53.4 million in the years ended December 31, 2023 and 2022, respectively. No receivable from Sanofi was recorded on the Consolidated Balance Sheets as of December 31, 2024 and 2023. Through December 31, 2024, we had received milestone payments of $100.0 million and we have not recorded any product sales under the Sanofi Collaboration Agreement. Subsequent to the February 24, 2025 side letter, we expect to receive no future milestone or royalty payments from Sanofi related to the CNS Products program.
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

In November 2021 and December 2021, Takeda exercised its options for the PTV:PGRN and ATV:TREM2 programs, respectively, subsequent to which we have shared equally in the development costs for the programs. In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 program on February 26, 2025, as per the terms of the Takeda Collaboration Agreement. The ATV:TREM2 program termination will become effective 60 days following the notice date. Further details regarding the terms of the agreement between us and Takeda, and historic payments between the parties under the agreements, are included in this Annual Report on Form 10-K in the section titled "Business - Licenses and Collaborations."

We did not recognize collaboration revenue under the Takeda Collaboration Agreement in the year ended December 31, 2024, and we recognized collaboration revenue of $10.0 million and $51.9 million in the years ended December 31, 2023 and 2022, respectively. Further, we offset research and development expense due to cost sharing reimbursements received from Takeda of $5.9 million, $12.2 million and $18.2 million in the years ended December 31, 2024, 2023, and 2022, respectively. We recorded receivables of $1.5 million and $2.7 million from Takeda as of December 31, 2024 and 2023, respectively. Through December 31, 2024, we have received $65.0 million in milestone payments and $10.0 million of option exercise fees from Takeda, and we have not recorded any product sales under the Takeda Collaboration Agreement.
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

Through December 31, 2024 we have recognized consideration paid under the F-star Purchase Agreement of $49.8 million as research and development expenses consisting of upfront, preclinical and clinical contingent consideration payments, including a $30.0 million contingent consideration payment triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. We did not recognize contingent consideration in the years ended December 31, 2024 or 2022.
Genentech

In June 2016, we entered into an exclusive license agreement with Genentech. The agreement gives us access to Genentech’s LRRK2 inhibitor program. Our collaboration partner in the LRRK2 program, Biogen, is responsible for 50% of any payment obligation to Genentech under the Biogen Collaboration Agreement.

We have made a total of $25.0 million in consideration payments under the Genentech agreement, including $12.5 million in the year ended December 31, 2022 related to two clinical milestones. We have recognized $18.8 million of research and development expense, net of cost sharing reimbursements from Biogen, including $6.3 million in the year ended December 31, 2022. We did not recognize expenses under this agreement in the years ended December 31, 2024 and 2023.

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
Operating Expenses
Research and Development
Research and development activities account for a significant portion of our operating expenses. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and TV platform include:
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

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our TV platform. These expenses include external expenses incurred by us relating to our Takeda Collaboration Agreement, Biogen Collaboration Agreement and Sanofi Collaboration Agreement. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We also incur personnel and other operating expenses for our research and development programs which are presented in aggregate. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including rent and depreciation, and lab consumables. Where we share costs with our collaboration partners, such as in our Biogen Collaboration Agreement and Takeda Collaboration Agreement, research and development expenses may include cost sharing reimbursements from, or payments to, our collaboration partners. Further, where we receive R&D funding from third parties, this may be recognized as a reduction to research and development expenses.

It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is made more challenging by events outside of our control, such as global pandemics and increased geopolitical uncertainty. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•our ability to add and retain key research and development and commercial, sales and marketing personnel;

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
General and Administrative
General and administrative expenses include personnel related expenses, such as salaries, benefits, travel and stock-based compensation expense, expenses for outside professional services, pre-commercial preparatory activities, and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent, depreciation and other expenses related to our office and research and development facility not otherwise included in research and development expenses. We expect to increase our administrative headcount as we prepare for commercialization of Tividenofusp alfa (DNL310, ETV:IDS) and advance our other product candidates through clinical development, which will increase our general and administrative expenses.
Gain from divestiture of small molecule programs

The gain from the divestiture of small molecule programs consists entirely of the non-cash gain associated with the divestiture of assets associated with select preclinical small molecule programs, including specified intellectual property, tangible assets and equipment used to conduct early-stage small molecule drug discovery from the Company, in exchange for equity consideration.
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities, as well as sublease income, and an offset from interest expense on our finance lease liability.

Results of Operations
Comparison of the years ended December 31, 2024 and 2023

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Collaboration revenue:
Collaboration revenue from customers	$—	$330,531	(330,531)	*	%
Total collaboration revenue	—	330,531	(330,531)	*
Operating expenses:
Research and development	396,440	423,876	(27,436)	(6)
General and administrative	105,438	103,354	2,084	2
Total operating expenses	501,878	527,230	(25,352)	(5)
Gain from divestiture of small molecule programs	14,537	—	14,537	*
Loss from operations	(487,341)	(196,699)	(290,642)	*
Interest and other income, net	64,636	51,505	13,131	25
Loss before income taxes	(422,705)	(145,194)	(277,511)	*
Income tax expense	(68)	(30)	(38)	*
Net loss	$(422,773)	$(145,224)	(277,549)	*	%
__________________________________________________
*Percentage is not meaningful.
Collaboration revenue. There was no collaboration revenue for the year ended December 31, 2024 and $330.5 million for the year ended December 31, 2023. The decrease in collaboration revenue of $330.5 million was primarily due to $293.9 million in revenue recognized in April 2023 under the Biogen Collaboration Agreement as a result of Biogen exercising its option to license our ATV:Abeta program, as well as decreases due to revenue earned under the Takeda and Sanofi Collaboration Agreements of $10.0 million and $25.0 million, respectively.
Research and development expenses. Research and development expenses were $396.4 million for the year ended December 31, 2024 compared to $423.9 million for the year ended December 31, 2023.

The following table provides a breakdown of our research and development expenses by category (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
External research and development expenses - TV programs, including cost sharing	$138,196	$139,064	(868)	(1)%
External research and development expenses - small molecule programs, including cost sharing	42,623	49,850	(7,227)	(14)
Other research and development expenses	62,715	74,518	(11,803)	(16)
Personnel related expenses(1)	152,906	160,444	(7,538)	(5)
Total research and development expenses	$396,440	$423,876	(27,436)	(6)%
_________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $59.1 million and $62.9 million for the years ended December 31, 2024 and 2023, respectively, reflecting a decrease of $3.8 million.

The decrease in research and development expenses of approximately $27.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to decreases of $7.5 million in personnel-related expenses, including decreases in salary and stock-based compensation expenses, decreases in other research and development expenses of $11.8 million, as well as $7.2 million in small molecule programs external expense, primarily driven by the divestiture of our preclinical small molecule programs in March 2024 and focus on the Company's TV-enabled portfolio.
General and administrative expenses. General and administrative expenses were $105.4 million for the year ended December 31, 2024 compared to $103.4 million for the year ended December 31, 2023, primarily driven by activities related to the planned submission of a BLA for tividenofusp alfa in early 2025 and preparations for a commercial launch in late 2025 or early 2026.
Comparison of the years ended December 31, 2023 and 2022
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2023 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024, we had cash, cash equivalents and marketable securities in the amount of $1.19 billion. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.
Through December 31, 2024 we have obtained aggregate net proceeds of approximately $754.4 million from public offerings of our common stock, including $296.2 million obtained through the sale of 11.9 million shares of common stock in October 2022. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through December 31, 2024.

Further, in February 2024 we received net proceeds of approximately $499.3 million from our private placement through the sale of approximately 3.2 million shares of common stock and pre-funded warrants to purchase approximately 26.0 million shares of our common stock.

In February 2025, we established a registered “at-the-market” facility for the future sale of up to $400.0 million of shares of common stock from time to time by entering into an equity distribution agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC as sales agents. The previous equity distribution agreement and related “at-the-market” facility entered into in February 2022 was terminated in February 2025. To date, no shares have been sold under either equity distribution agreement. All sales under the current equity distribution agreement are conditioned upon satisfaction of customary closing conditions.
Pursuant to our collaboration and research and development funding agreements with Takeda, Sanofi and Biogen and an unrelated third party, through December 31, 2024 we have received upfront, option and milestone payments of $115.0 million, $225.0 million, $565.0 million and $25.0 million, respectively, and have also received $48.6 million and $16.2 million of gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.

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
Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $1.54 billion as of December 31, 2024. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Form 10-K, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of December 31, 2024, the operating lease liability was $45.0 million and the finance lease liability was $9.3 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments of $63.0 million as of December 31, 2024, with certain amounts subject to cost sharing with Takeda. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. Further, we may be required to make contingent payments under existing arrangements upon the achievement of defined clinical, regulatory and commercial milestones in certain programs, including contingent consideration payments to former shareholders of F-star under the F-star Gamma license, and milestone and royalty payments to Genentech under the Genentech License Agreement. These commitments are more fully described in Note 4, "Acquisition, License Agreement and Research and Development Funding Collaboration Agreement" and Note 7, "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(347,694)	$(357,991)	$(244,716)
Net cash provided by (used in) investing activities	(88,756)	249,308	(141,387)
Net cash provided by financing activities	484,304	17,820	310,670
Net increase (decrease) in cash, cash equivalents and restricted cash	$47,854	$(90,863)	$(75,433)
Net Cash Used In Operating Activities
During the year ended December 31, 2024, net cash used in operating activities was $347.7 million, which consisted of a net loss of $422.8 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net accretion of discounts on marketable securities, non-cash rent expenses, and the non-cash gain on divestiture of small molecule programs. Cash used in operating activities was also driven by changes in our operating assets and liabilities.

Net Cash Provided By (Used In) Investing Activities
During the year ended December 31, 2024, net cash used in investing activities was $88.8 million, which consisted of $1.23 billion of purchases of marketable securities, and $15.9 million capital expenditures to purchase property and equipment, partially offset by $1.16 billion in proceeds from the maturities of marketable securities.
Net Cash Provided By Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $484.3 million, which consisted of $499.3 million of net proceeds from issuance of common stock and pre-funded warrants in a private placement in February 2024 and $17.4 million of proceeds from the exercise of stock options and the Company's ESPP, partially offset by an aggregate of $32.3 million of payments related to our finance lease.
Years ended December 31, 2023 and 2022
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2023 Annual Report on Form 10-K for a discussion of the cash flows for the years ended December 31, 2023 and 2022.
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

Significant judgment is required to apply the authoritative accounting guidance at the outset of a collaboration arrangement, and over time, and the determinations including judgment are highly subjective and can differ between arrangement based on specific contractual terms. To date, there have been no material true ups to revenue as a result of changes in the key judgments detailed below.

The key areas of judgment identified are: (1) Identification of performance obligations at the outset of a collaboration arrangement (identifying the promised goods or services and determining whether these are distinct in the context of the contract); (2) Measurement of the transaction price at the outset of a collaboration arrangement and at each reporting period (estimating valuation of share premium payments, constraint of future variable consideration); (3) Allocation of the transaction price to the performance obligations at the outset of a collaboration arrangement (estimating the standalone selling price of identified performance obligations); and (4) Recognition of revenue when (or as) we satisfy each performance obligation, assessed at each reporting period (when the performance obligation has been satisfied for point-in time recognition, the extent of satisfaction of an obligation for recognition over time).
Research and Development Expenses
A significant portion of our research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss are external costs. These research and development expenses include the conduct of preclinical studies and clinical trials, contract manufacturing activities and consulting services. The measurement of these research and development expenses can impact the measurement of research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss, and of prepaid assets and accrued liabilities on the Consolidated Balance Sheets.
The level of judgment required to estimate research and development expenses varies based on the nature of the services being performed and the underlying support obtained. We estimate the amount of work completed based on information received from internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, incomplete or inaccurate data from vendors could impact our understanding of the status and timing of services performed which could result in us reporting expenses that are too high or too low in any particular period.
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
Where the company has entered into an R&D funding arrangement, payments received will be recorded as a liability, and recognized an offset to research and development expenses as the underlying research and development costs are incurred. The determination of whether an arrangement meets the definition of an R&D funding arrangement under ASC730 requires judgment, including an assessment of the nature of the arrangement, the funding party’s rights and exposure to research and development risks. Further, the timing of recognition of the funding is also subject to the judgments of the underlying research and development costs. To date, there have been no material true ups to R&D funding recognition.
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
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.19 billion as of December 31, 2024, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and intermediate term fixed income securities.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Denali Therapeutics Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Denali Therapeutics Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Accrued and prepaid research and development costs

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, the Company records accrued liabilities for estimated costs of research and development (R&D) activities and prepaid research and development costs based upon the estimated cost of services provided and the timing associated with those payments. As of December 31, 2024, accrued clinical and other R&D costs were $18.1 million and prepaid clinical R&D costs were $6.5 million. The accrued and prepaid R&D costs (“Accrued and Prepaid R&D Costs”) are based on an estimate of the clinical trial and related R&D costs incurred under service agreements with organizations that conduct R&D activities on behalf of the Company. The Company expenses costs incurred based on several factors, such as information obtained from vendors and estimates of the work completed by the vendors.

Auditing the Company's accounting for Accrued and Prepaid R&D Costs was complex because the Company’s analyses are dependent upon data obtained from external third-party service providers who directly perform services but also often act as intermediaries to those performing the underlying services. The determination of the balances when the Company has either not been invoiced or has not received information regarding actual costs incurred requires estimation of the stage of completion of certain services.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s process for accounting for Accrued and Prepaid R&D Costs, including management’s controls over completeness and accuracy of data used in determining these costs as well as management’s process for estimating work completed under the service agreements.

To test the Accrued and Prepaid R&D Costs, our audit procedures included, among others, i) confirming the completeness of the terms and conditions of significant R&D service agreements directly with the vendors; ii) testing the completeness and accuracy of the underlying inputs used in the Company’s analyses through verification of significant inputs, such as costs incurred and invoices paid, to the terms and conditions of the underlying agreements and information from the Company’s internal personnel and vendors; iii) testing significant assumptions used in estimating costs of services provided including meeting with personnel outside of the accounting department to discuss the basis for such assumptions; and iv) performing a hindsight analysis of invoices received subsequent to the balance sheet date.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.

San Mateo, California
February 27, 2025

Denali Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$174,960	$127,106
Short-term marketable securities	657,371	907,405
Prepaid expenses and other current assets	32,105	29,626
Total current assets	864,436	1,064,137
Long-term marketable securities	359,373	—
Property and equipment, net	55,236	45,589
Finance lease right-of-use asset	47,533	—
Operating lease right-of-use asset	22,861	26,048
Other non-current assets	24,741	18,143
Total assets	$1,374,180	$1,153,917
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,137	$9,483
Accrued expenses and other current liabilities	91,071	68,499
Total current liabilities	102,208	77,982
Operating lease liability, less current portion	36,673	44,981
Finance lease liability, less current portion	5,615	—
Total liabilities	144,496	122,963
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 144,220,986 and 138,385,498 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,768	1,711
Additional paid-in capital	2,764,880	2,144,811
Accumulated other comprehensive income	2,020	643
Accumulated deficit	(1,538,984)	(1,116,211)
Total stockholders’ equity	1,229,684	1,030,954
Total liabilities and stockholders’ equity	$1,374,180	$1,153,917

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue:
Collaboration revenue from customers(1)	$—	$330,531	$105,065
Other collaboration revenue	—	—	3,398
Total collaboration revenue	—	330,531	108,463
Operating expenses:
Research and development(2)	396,440	423,876	358,732
General and administrative	105,438	103,354	90,475
Total operating expenses	501,878	527,230	449,207
Gain from divestiture of small molecule programs	14,537	—	—
Loss from operations	(487,341)	(196,699)	(340,744)
Interest and other income, net	64,636	51,505	14,774
Loss before income taxes	(422,705)	(145,194)	(325,970)
Income tax expense	(68)	(30)	(21)
Net loss	(422,773)	(145,224)	(325,991)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	1,377	7,529	(4,387)
Comprehensive loss	$(421,396)	$(137,695)	$(330,378)
Net loss per share, basic and diluted	$(2.57)	$(1.06)	$(2.60)
Weighted average number of shares outstanding, basic and diluted	164,473,772	137,370,897	125,530,703
__________________________________________________
(1)Includes related-party collaboration revenue from customers of $295.5 million, and $3.2 million for the years ended December 31, 2023 and 2022, respectively.
(2)Includes expense for cost sharing payments to a related party of $17.7 million and $8.2 million for the years ended December 31, 2023 and 2022, respectively.

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	122,283,305	$1,548	$1,608,238	$(2,499)	$(644,996)	$962,291
Issuance of common stock in follow-on offering, net of issuance costs of $1,060	11,933,962	120	296,095	—	—	296,215
Issuances under equity incentive plans	911,555	10	14,445	—	—	14,455
Vesting of restricted stock units	837,096	8	(8)	—	—	—
Stock-based compensation	—	—	99,847	—	—	99,847
Net loss	—	—	—	—	(325,991)	(325,991)
Other comprehensive loss	—	—	—	(4,387)	—	(4,387)
Balance at December 31, 2022	135,965,918	$1,686	$2,018,617	$(6,886)	$(970,987)	$1,042,430
Issuances under equity incentive plans	1,232,526	12	17,808	—	—	17,820
Vesting of restricted stock units	1,187,054	13	(13)	—	—	—
Stock-based compensation	—	—	108,399	—	—	108,399
Net loss	—	—	—	—	(145,224)	(145,224)
Other comprehensive income	—	—	—	7,529	—	7,529
Balance at December 31, 2023	138,385,498	$1,711	$2,144,811	$643	$(1,116,211)	$1,030,954
Issuance of common stock and pre-funded warrants, net of issuance costs of $480	3,244,689	32	499,221	—	—	499,253
Issuances under equity incentive plans	1,288,609	13	17,376	—	—	17,389
Vesting of restricted stock units	1,302,190	12	(12)	—	—	—
Stock-based compensation	—	—	103,484	—	—	103,484
Net loss	—	—	—	—	(422,773)	(422,773)
Other comprehensive income	—	—	—	1,377	—	1,377
Balance at December 31, 2024	144,220,986	$1,768	$2,764,880	$2,020	$(1,538,984)	$1,229,684

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(422,773)	$(145,224)	$(325,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,795	16,726	10,383
Stock-based compensation expense	102,878	108,102	99,847
Net accretion of discounts on marketable securities	(35,117)	(43,952)	(1,637)
Non-cash adjustment to operating lease expense	(4,074)	(3,719)	(3,351)
Right-of-use asset amortization for finance lease	1,197	—	—
Non-cash gain from divestiture of small molecule programs	(14,537)	—	—
Other non-cash items	—	2	63
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,480)	(4,094)	(2,760)
Other non-current assets	603	—	—
Accounts payable	1,437	2,431	2,274
Accruals and other current liabilities	17,377	2,648	10,918
Contract liabilities	—	—	(31,313)
Related party contract liability	—	(290,532)	(3,149)
Other non-current liabilities	—	(379)	—
Net cash used in operating activities	(347,694)	(357,991)	(244,716)
Investing activities
Maturities of marketable securities	1,157,120	2,075,947	991,486
Purchases of marketable securities	(1,229,964)	(1,813,700)	(1,115,040)
Purchases of property and equipment	(15,912)	(12,939)	(17,833)
Net cash provided by (used in) investing activities	(88,756)	249,308	(141,387)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs of $480	499,253	—	—
Proceeds from public offering of common stock, net of issuance costs	—	—	296,215
Proceeds from exercise of awards under equity incentive plans	17,389	17,820	14,455
Payments for finance lease right-of-use asset	(32,338)	—	—
Net cash provided by financing activities	484,304	17,820	310,670
Net increase (decrease) in cash, cash equivalents and restricted cash	47,854	(90,863)	(75,433)
Cash, cash equivalents and restricted cash at beginning of year	128,681	219,544	294,977
Cash, cash equivalents and restricted cash at end of year	$176,535	$128,681	$219,544
Supplemental disclosures of cash flow information
Equity consideration received in the divestiture of small molecule programs (Note 13)	$15,000	$—	$—
Increase in right-of-use asset due to lessor assets	$7,051	$—	$—
Right-of-use asset obtained in exchange for new finance lease liabilities	$9,358	$—	$—
Property and equipment purchases accrued but not yet paid	$1,192	$553	$1,464
Cash paid for finance lease interest	$302	$—	$—
Issuance costs incurred but not yet paid	$—	$—	$224
Cash paid during the year for income taxes	$—	$3	$47
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
The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company had no off-balance sheet concentrations of credit risk.

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
Convertible Preferred Stock
The Company is authorized to issue 40.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2024 and 2023, the Company had no shares of preferred stock issued or outstanding.
Investments

The Company holds an equity investment in a venture-backed privately held company, Tenvie Therapeutics, Inc. ("Tenvie"). The privately held company is a Variable Interest Entity ("VIE"), but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE is limited to the value of the equity investment. The equity investment held by the Company lacks a readily determinable fair value and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investment for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no impairments during the year ended December 31, 2024.
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
Cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Consolidated Balance Sheets and $1.6 million of restricted cash for the letter of credit for the Company’s headquarters building lease which is included within other non-current assets in the Consolidated Balance Sheets as of December 31, 2024 and 2023.
Marketable Securities
The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, or short-term marketable securities or long-term marketable securities on the Consolidated Balance Sheets, are considered available-for-sale, and are reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.
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
Leases
The Company leases real estate and certain equipment for use in its operations. A determination is made as to whether an arrangement is a lease at inception. The Company recognizes finance and operating lease right-of-use ("ROU") assets, and finance and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. The Company adjusts ROU assets as needed for any lease incentives it receives and for assets it purchases that are regarded as landlord-owned. When determining the present value of lease payments, the Company uses its incremental borrowing rate on the date of lease commencement, or the rate implicit in the lease, if known. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed by management to be reasonably certain at lease inception.

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
Each of these Payments received under license, option and collaboration agreements result in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenue. The Company may also receive reimbursement or make payments to a collaboration partner to satisfy cost sharing requirements. These payments are accounted for pursuant to ASC 808 and are recorded as an offset or increase to research and development expenses, respectively.
The Company recognizes revenue as it fulfills its obligations under each of its agreements. An asset is transferred when, or as, the customer obtains control of that asset, which for a service is considered to be as the services are received and used. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the service promised to the customer. Amounts received prior to satisfying the revenue recognition criteria are recorded as current or non-current contract liabilities in the Company’s Consolidated Balance Sheets, depending on when the performance obligation is expected to be satisfied.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development costs consist of salaries and other personnel related expenses, including associated stock–based compensation, consulting fees, lab supplies, and facility costs, as well as fees paid to other entities that conduct certain research, development and manufacturing activities on behalf of the Company. Where the Company shares costs with collaboration partners, such as in the Biogen Collaboration Agreement and the Takeda Collaboration Agreement, research and development expenses may include cost sharing reimbursements from or payments to the collaboration partner, respectively. Where the company has entered into an R&D funding arrangement, payments received will be recorded as a liability, and recognized an offset to research and development expenses as the underlying research and development costs are incurred.

Nonrefundable advance payments for goods and services that will be used or received in future research and development activities are deferred and recognized as expense in the period in which the related goods are delivered or services are performed. There can be judgment involved in measuring the research and development expenses to be recognized in a particular period. In some cases, expense is recorded using an underlying assumption of the progress to completion of specific activities. For example, costs may be recognized based on the passage of time for activities that span reporting periods. If the provision of services is not linear then this assumption could impact the amount of expense recognized. The level of judgment varies based on the nature of the services being performed and the underlying support obtained. For some activities, such as for certain clinical trials, expense is recorded based on information obtained from vendors as an intermediary to those performing the underlying services, such as contract research organizations. These estimates are inherently more judgmental since the quality and availability of the underlying data may vary. The determination of whether an arrangement meets the definition of an R&D funding arrangement under ASC730 requires judgment, including an assessment of the nature of the arrangement, the funding party’s rights and exposure to research and development risks. Further, the timing of recognition of the funding is also subject to the judgments of the underlying research and development costs.
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
The calculation of our current provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, interpretation of current tax laws and possible outcomes of future tax audits. The Company has established reserves to address potential exposures related to tax positions that could be challenged by tax authorities. Any changes in tax law or interpretation of tax law and the resolutions of potential tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

Comprehensive Loss
Comprehensive loss is composed of net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. The weighted-average common shares outstanding as of December 31, 2024 includes pre-funded warrants to purchase shares of common stock that were issued in connection with the February 2024 private placement, as discussed further in Note 8 - "Common Stock".
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this accounting standard update retrospectively on December 31, 2024. Newly required disclosures has been included in Note 14 - "Segment Information".
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
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$126,728	$—	$—	$126,728
Short-term marketable securities:
U.S. government treasuries	629,400	—	—	629,400
Corporate debt securities	—	21,399	—	21,399
Commercial paper	—	6,572	—	6,572
Long-term marketable securities:
U.S. government treasuries	334,892	—	—	334,892
Corporate debt securities	—	24,481	—	24,481
Total	$1,091,020	$52,452	$—	$1,143,472

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$121,034	$—	$—	$121,034
Short-term marketable securities:
U.S. government treasuries	869,172	—	—	869,172
U.S. government agency securities	—	7,086	—	7,086
Commercial paper	—	31,147	—	31,147
Total	$990,206	$38,233	$—	$1,028,439

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company did not transfer any assets or liabilities between the fair value measurement levels during the years ended December 31, 2024 or 2023.
3.    Marketable Securities
All marketable securities were considered available-for-sale at December 31, 2024 and 2023. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$627,809	$1,618	$(27)	$629,400
Corporate debt securities	21,337	62	—	21,399
Commercial paper	6,572	—	—	6,572
Total short-term marketable securities	655,718	1,680	(27)	657,371
Long-term marketable securities:
U.S. government treasuries(2)	334,300	788	(196)	334,892
Corporate debt securities	24,354	127	—	24,481
Total long-term marketable securities	358,654	915	(196)	359,373
Total	$1,014,372	$2,595	$(223)	$1,016,744
______________________________________________
(1)Unrealized holding losses on 3 securities with an aggregate fair value of 64.0 million.
(2)Unrealized holding losses on 4 securities with an aggregate fair value of 114.0 million

	December 31, 2023
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries(1)	$868,174	$998	$—	$869,172
U.S. government agency securities	7,089	—	(3)	7,086
Commercial paper	31,147	—	—	31,147
Total	$906,410	$998	$(3)	$907,405
__________________________________________________
(1)Unrealized holding losses on 2 securities with an aggregate fair value of $7.1 million.
As of December 31, 2024 and 2023, some of the Company's marketable securities were in an unrealized loss position. The Company had not recognized an allowance for credit losses as of December 31, 2024 or 2023. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of the Company's investments were held in U.S. government securities, and the remainder were held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date had been in a loss position for less than twelve months or the loss is not material.
As of December 31, 2024 all of the Company’s marketable securities had an effective maturity of less than two years.
4.    Acquisition, License Agreement and Research and Development Funding Collaboration Agreement
Acquisition of F-star Gamma
In May 2018, the Company exercised an option to acquire all of the outstanding shares of F-star Gamma Limited ("F-Star Gamma") pursuant to a prenegotiated buy-out option agreement (the "Acquisition"). As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and the Company changed the entity’s name to Denali BBB Holding Limited. In addition, the Company became a direct licensee of certain intellectual property of F-star Biotechnology Limited (“F-Star Ltd”) by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”). The transaction was accounted for as an asset acquisition.

The Acquisition obligates the Company to make certain contingent payments to former shareholders and under the F-star Gamma license. In 2023, the Company incurred $30.0 million in R&D expenses associated with the achievement of a clinical milestone. There was no contingent consideration expense recognized for the years ended December 31, 2024 or 2022. Under this arrangement, the Company may be required to make additional contingent consideration payments of up to $210.0 million, consisting of up to $60.0 million in regulatory contingent payments and up to $150.0 million in commercial contingent payments.
Genentech License Agreement
In June 2016, the Company entered into an Exclusive License Agreement with Genentech, Inc. (“Genentech”), giving the Company access to Genentech’s LRRK2 inhibitor small molecule program for Parkinson's disease. The Company may owe Genentech milestone payments upon the achievement of certain development, regulatory, and commercial milestones, up to a maximum of $315.0 million in the aggregate, including up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. In addition, the Company may owe royalties on net sales of licensed products ranging from low to high single-digit percentages.
The Company has made a total of $25.0 million in consideration payments under the Genentech agreement, including $12.5 million in the year ended December 31, 2022 related to two clinical milestones. The Company has recognized $18.8 million of research and development expense, net of cost sharing reimbursements from Biogen, including $6.3 million in the year ended December 31, 2022. The Company did not recognize expenses under this agreement in the years ended December 31, 2024 and 2023.
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
Pursuant to this agreement, the Company received payments totaling $25.0 million during the year ended December 31, 2024, with the remainder to be paid upon achievement of operational milestones in the study. After the full $75.0 million in consideration has been paid, the third party will be eligible to receive low single-digit royalties from the Company on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease.
The Company determined that this arrangement is an R&D funding arrangement under ASC 730. As the third party is sharing in the risk associated with research and development activities with the Company, the development funding is recognized as an obligation to perform contractual services. Accordingly, payments received will be recorded as a liability, and recognized by the Company as a reduction to research and development expenses over the estimated Phase 2a study period as the underlying research and development costs are incurred. Under this arrangement, the Company recognized a $10.9 million offset to research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. The Company recorded a current deferred research and development funding liability of $14.1 million on the Consolidated Balance Sheet as of December 31, 2024.
5.    Collaboration Agreements

Biogen
In August 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) pursuant to which the Company granted Biogen a license to co-develop and co-commercialize Denali’s small molecule LRRK2 inhibitor program (the “LRRK2 Program”), an option in respect of each of (i) the Company’s amyloid beta program utilizing the Company's TransportVehicleTM ("TV") technology to cross the blood-brain barrier ("BBB") and (ii) one other unnamed program also utilizing the Company's TV technology platform (the “Option Programs”), and a right of first negotiation with respect to two additional unnamed programs for indications within Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis ("ALS") and multiple sclerosis ("MS") utilizing the Company's TV technology platform (the “ROFN Programs”), should the Company decide to seek a collaboration with a third party for such programs. The Provisional Biogen Collaboration Agreement was a binding agreement, which became effective on the closing of the Common Stock Purchase Agreement ("SPA"), as described further below. The Provisional Biogen Collaboration Agreement expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). Biogen made an upfront payment of $560.0 million upon execution of the Biogen Collaboration Agreement in October 2020, which was included in the transaction price at inception.
In August 2023, the Company and Biogen executed an Amendment (the “Biogen Amendment”) to the LRRK2 Agreement and ROFN and Option Agreement, pursuant to which Biogen waived its option to the second option program and its ROFN rights. In July 2024, Denali and Biogen executed a Side Letter to the ROFN and Option Agreement, pursuant to which, effective as of the date of the Side Letter, Biogen terminated its license to the Company's amyloid beta program utilizing the Company's TV technology platform, and granted Denali rights to data generated during the collaboration. The side letter also effected the immediate termination of the ROFN and Option Agreement; as such, the Company expects to receive no future milestone or royalty payments from Biogen related to the ROFN and Option Agreement.
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
Stock Purchase Agreement
In connection with the Provisional Biogen Collaboration Agreement, the Company entered into a common stock purchase agreement (the "Stock Purchase Agreement") with BIMA on August 5, 2020, pursuant to which the Company sold 13,310,243 shares of common stock (the “Shares”) to BIMA for an aggregate purchase price of $465.0 million. Management determined that it was appropriate to account for the Provisional Biogen Collaboration Agreement and the SPA as one arrangement because they were entered into at the same time with interrelated financial terms. This stock issuance resulted in a $44.9 million premium paid to the Company above the estimated fair value of the Company's common stock, which forms part of the transaction price at inception for the Biogen Collaboration Agreement. The shares of common stock owned by Biogen as of December 31, 2022 and through September 30, 2023, represented approximately 10% of the voting interest of the Company, and as such, Biogen was considered a related party as defined in ASC 850. In the quarter ended December, 2023, the percentage voting interest had declined such that Biogen was no longer considered a related party as defined in ASC 850.
Biogen Collaboration Agreement
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

The Company identified the LRRK2 Program license, the research services for the ATV:Abeta and TV programs (“Option Research Services”) and a material right for an option under the ROFN and Option Agreement as distinct performance obligations associated with the Biogen Collaboration Agreement. Further, the LRRK2 Development Activities was identified as a unit of account under ASC 808. The respective standalone value for each of the performance obligations was determined at inception by applying the SSP method and the transaction price of $604.9 million at inception was allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery, resolution of an option, or the provision of services.
The LRRK2 Program license was delivered on or around the effective date of the Biogen Collaboration Agreement and the revenue allocated to this performance obligation was recognized during the year ended December 31, 2020. The Option Research Services were delivered over time as the services are performed, with revenue being recognized over time based on costs incurred to perform the services. As of December 31, 2023, all revenue allocated to the Option Research Services had been recognized. The $288.9 million of revenue allocated to the material right for an option under the ROFN and Option Agreement was initially deferred as a contract liability, and was recognized in full during the year ended December 31, 2023, upon Biogen's ATV:Abeta option exercise, along with the $5.0 million option exercise fee paid upon opt in, which was fully allocated to the material right. The LRRK2 Development Activities cost sharing reimbursements or expenses are being recognized over time as earned or incurred, since this is believed to directly correlate to the value of the services performed.

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

As of December 31, 2024, the Company had earned $5.0 million in option fee payments, but had not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi
In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule CNS and peripheral receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitors contributed by Sanofi and by the Company would be developed and commercialized. When the Sanofi Collaboration Agreement became effective in November 2018, Sanofi paid us $125.0 million upfront. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments totaling up to approximately $495.0 million upon achievement of certain clinical, regulatory and sales milestone events for the Peripheral Products. Such milestone payments include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, Europe and in Japan for three indications. Sanofi has made payments of $35.0 million for Peripheral Product clinical milestones through December 31, 2024, and payments of $65.0 million for CNS Product clinical milestones through the sale date. On February 24, 2025, Denali and Sanofi executed a side letter terminating Sanofi's license to the CNS Products program including SAR443820/DNL788. Subsequent to this side letter, the Company expects to receive no future milestone or royalty payments from Sanofi related to the CNS Products program. The Company will receive variable royalties on net sales for Peripheral Products sold worldwide, each as further described below.
Sanofi will be responsible, at its cost, for conducting activities relating to the development and commercialization of all Peripheral Products. Denali will be entitled to receive tiered royalties in the low- to mid- teen percentages on net sales of Peripheral Products.

The Company believes that the Sanofi Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Arrangements. The Company also believes that Sanofi meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for all of the performance obligations identified at inception except for the Alzheimer's Disease Services. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for guidance where the performance obligation does not fall under ASC 606, and determined that for any future cost sharing, the guidance in ASC 730, Research and Development should be applied.
The Company identified the CNS program license, the Peripheral program license, the Phase 1 and Phase 2 trials for CNS Products for Alzheimer’s disease ("Alzheimer's Disease Services"), and the Phase 1b trial for DNL747 for ALS and associated activities ("Retained Activities") as distinct performance obligations associated with the Sanofi Collaboration Agreement. The respective standalone value for each of the performance obligations was determined at inception by applying the SSP method and the transaction price at inception was allocated based on the relative SSP method with revenue recognition timing to be determined either by delivery or the provision of services.
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
During the years ended December 31, 2023 and 2022, the Company earned clinical milestones of $25.0 million and $50.0 million, respectively. These milestones were recognized in collaboration revenue from customers in the Consolidated Statement of Operations and Comprehensive Loss during for the years ended December 31, 2023 and 2022, respectively, since the associated performance obligation has been satisfied. There were no milestones recognized in collaboration revenue from customers in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2024.
The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and no contract liability remains on the Consolidated Balance Sheets as of December 31, 2024 or 2023. The Company did not record any receivable associated with the Sanofi Collaboration Agreement on the Consolidated Balance Sheets as of December 31, 2024 or 2023.
In assessing the Sanofi Collaboration Agreement, management exercised considerable judgment in estimating revenue to be recognized. Management applied judgment in determining the separate performance obligations, in estimating the selling price, in determining when control was transferred to Sanofi for the licenses, and in estimating total future costs when using the input method.

As of December 31, 2024, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.

Takeda
Takeda Collaboration Agreement

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by the Company's BBB delivery technology and intended for the treatment of neurodegenerative disorders. The programs subject to the Takeda Collaboration Agreement were the Company’s ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. In February 2019, the agreement was amended to replace the ATV:BACE1/Tau program with the ATV:Tau program, and in March 2022, Takeda and the Company agreed to terminate activity on the ATV:Tau program. Subsequent to the ATV:Tau termination, total preclinical milestone payments that Takeda owed under the Takeda Collaboration Agreement was $55.0 million for all three programs, all of which had been earned and received as of December 31, 2022.
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
PTV:PGRN and ATV:TREM2 Collaboration Agreements
In November and December 2021, Takeda exercised its options to jointly develop and commercialize the PTV:PGRN and ATV:TREM2 programs, respectively, triggering the option fee of $5.0 million for each program, which formed the transaction price at contract inception for each contract, all of which was allocated to the underlying Technology License in each Collaboration Agreement which was delivered on or around the effective date of the respective Collaboration Agreement. Management determined that the opt-in by Takeda on the PTV:PGRN and ATV:TREM2 programs represent two new contracts with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement" and the "ATV:TREM2 Collaboration Agreement"), both effective in December 2021 upon payment of the respective option fees. From inception of the PTV:PGRN Collaboration Agreement and the ATV:TREM2 Collaboration Agreement through December 31, 2024, there was no change to the terms of either agreement; In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 program on February 26, 2025, as per the terms of the Takeda Collaboration Agreement. The ATV:TREM2 program termination will become effective 60 days following the notice date.

For each contract, upon option exercise, the Company identified a single performance obligation under ASC 606, and initially one unit of account under ASC 808 associated with each of the PTV:PGRN and ATV:TREM2 Collaboration Agreements. The performance obligation was the delivery of a co-exclusive license under the intellectual property the Company controls related to the PTV:PGRN or ATV:TREM2 program ("PTV:PGRN Technology License" or "ATV;TREM2 Technology License"), and the unit of account is the obligation to share in responsibility and costs for global development of PTV:PGRN or ATV:TREM2 Products pursuant to a mutually agreed upon development plan and budget ("PTV:PGRN Development Activities" or "ATV:TREM2 Development Activities"), which both include JSC involvement. The PTV:PGRN Development Activities and JSC participation, and the ATV:TREM2 Development Activities and JSC participation are each considered to be single units of account since the activities are highly interrelated with the JSC involvement and these are not distinct in the context of the contract.
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
Under the PTV:PGRN Collaboration Agreement, Takeda may be obligated to pay the Company up to $140.0 million upon achievement of certain clinical milestone events and up to $100.0 million in regulatory milestone events relating to receipt of regulatory approval in the United States, certain European countries and Japan. Takeda may also be obligated to pay the Company up to $75.0 million upon achievement of a certain sales-based milestone. Further, the Company and Takeda share equally the development and commercialization costs, and, if applicable, the profits, for the PTV:PGRN program. Subsequent to the effective date of the termination of the ATV:TREM2 Collaboration Agreement, there will be no future milestones, cost, or profit sharing related to this agreement.
A $10.0 million milestone was triggered under the PTV:PGRN Collaboration Agreement upon achievement of a specified clinical milestone and recognized in collaboration revenue from customers in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2023. No product sales have been recorded under either agreement.
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

Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Takeda Collaboration Agreement:
Takeda Collaboration Agreement Services(1)	$—	$—	$51,916
PTV:PGRN Collaboration Agreement	—	10,000	—
Total Takeda Collaboration Revenue	—	10,000	51,916
Sanofi Collaboration Agreement:
CNS Program License	—	25,000	40,000
Peripheral Program License	—	—	10,000
Alzheimer's Disease Services(2)	—	—	3,398
Total Sanofi Collaboration Revenue	—	25,000	53,398
Biogen Collaboration Agreement:
ATV:Abeta Program License(3)	—	293,912	—
Option Research Services(2)	—	1,619	3,149
Total Biogen Collaboration Revenue	—	295,531	3,149
Total Collaboration Revenue	$—	$330,531	$108,463
_________________________________________________
(1)Revenue of $27.9 million for the year ended December 31, 2022 was included in the contract liability balance at the beginning of the year.
(2)Revenue was included in the contract liability balance at the beginning of the year.
(3)Revenue of $288.9 million for the year ended December 31, 2023 was included in the related-party contract liability balance at the beginning of the period.
Cost Sharing Payments and Reimbursements
Cost sharing payments to collaboration partners recorded as expenses in research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss, and cost sharing reimbursements from collaboration partners recorded as an offset to expense in research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Takeda Collaboration Agreement:
PTV:PGRN cost sharing (reimbursements)	$(4,789)	$(7,065)	$(11,276)
ATV:TREM2 cost sharing (reimbursements)	(1,147)	(5,100)	(6,954)
Total Takeda cost sharing (reimbursements)(1)	(5,936)	(12,165)	(18,230)
Biogen Collaboration Agreement: LRRK2 cost sharing payments(2)	16,742	17,678	8,187
Net cost sharing payments (reimbursements)	$10,806	$5,513	$(10,043)
________________________________________________
(1)Cost sharing reimbursements of $1.5 million and $2.7 million were recorded as a receivable within prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.
(2)Cost sharing payments due to Biogen of $2.5 million and $3.2 million were recorded within accounts payable on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

6.    Balance Sheet Components
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	As of December 31,
	2024	2023
Accounts receivable and other receivables	$2,171	$3,420
Prepaid clinical research & development costs	6,473	10,178
Prepaid manufacturing and other research & development costs	16,196	12,192
Other prepaid assets and other current assets	7,265	3,836
Total prepaid expenses and other current assets	$32,105	$29,626
Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2024	2023
Leasehold improvements	$46,905	$41,238
Laboratory equipment	40,554	36,985
Manufacturing equipment	15,998	9,722
Computer equipment and purchased software	1,841	1,741
Furniture and fixtures	1,980	1,906
Total property and equipment	107,278	91,592
Less: accumulated depreciation	(52,042)	(46,003)
Total property and equipment, net	$55,236	$45,589
Depreciation expense was $7.8 million, $16.7 million and $10.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation expense for the year ended December 31, 2023 includes $7.9 million of accelerated depreciation on leasehold improvements due to the Company terminating the previous SLC Lease in March 2023.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	As of December 31,
	2024	2023
Accrued compensation	$24,728	$21,590
Accrued clinical and other research & development costs	22,822	19,035
Accrued manufacturing costs	12,779	15,462
Operating lease liability, current	8,308	7,260
Finance lease liability, current	3,726	—
Deferred research and development funding liability, current	14,129	—
Other accrued costs and current liabilities	4,579	5,152
Total accrued expenses and other current liabilities	$91,071	$68,499
7.    Commitments and Contingencies

Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), a 148,020 rentable square feet building in South San Francisco, California (the "Headquarters"). The Headquarters Lease has a contractual term of 10 years which ends on March 31, 2029, after which the Company has an option to extend the lease term for a further ten years. The Company determined that this renewal was not reasonably certain at lease inception. The accounting lease commencement date was determined to be August 1, 2018.
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

In April 2023, the Company entered into a new lease in Salt Lake City (the "SLC Lease") for a 59,336 square foot laboratory, office and warehouse premises with a contractual term of approximately 15 years, and undiscounted lease payments of approximately $13.4 million, which was subsequently amended in October 2023. The Company has the option to extend the lease term for a period of ten years at the end of the lease term. The accounting lease commencement date was determined to be August 1, 2024, the date the Company was deemed to have obtained control over the property, at which time the lease was determined to be a finance lease and the lease liability and ROU asset were recorded on the Consolidated Balance Sheets. Included in the ROU asset as of December 31, 2024 are $41.6 million of assets purchased by the Company, which are considered to be owned by the landlord.
Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease, lease classification, the lease consideration, and the commencement date of the leases, and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rates of the Company's operating and finance leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rates, management considered observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the leases recognized under ASC 842 during the year ended December 31, 2024.

Operating lease costs, including variable lease costs recognized under ASC 842, were $7.2 million for the year ended December 31, 2024 and $8.0 million for each of the years ended December 31, 2023 and 2022. Variable lease costs were $5.1 million, $4.4 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Finance lease costs representing amortization of ROU assets and interest on lease liability were $1.2 million and $0.3 million, respectively, for the year ended December 31, 2024. There were no finance lease costs for the years ended December 31, 2023 and 2022.

The following table contains a summary of other information pertaining to the Company’s leases for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating cash flows from operating lease	$11,417	$11,345	$11,189

	As of December 31,
	2024	2023	2022
Weighted-average remaining lease term (in years):
Operating lease	4.3 years	5.3 years	6.2 years
Finance lease	14.3 years	—	—
Weighted-average discount rate applied (%):
Operating lease	9.0%	9.0%	8.9%
Finance lease	13.7%	—%	—%
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating and finance lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2024 (in thousands):

Year Ended December 31:	Operating Lease	Finance Lease
2025	$11,793	$4,446
2026	12,182	794
2027	12,584	811
2028	13,001	829
2029	4,381	848
Thereafter	—	8,814
Total undiscounted lease payments	53,941	16,542
Less: present value adjustment	(8,960)	—
Less: imputed interest	—	(7,201)
Total future minimum lease payments	$44,981	$9,341

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

Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is not expected to be before November 2029. As of December 31, 2024 and 2023, the Company had total non-cancellable purchase commitments under the DMSA of $36.7 million and $37.6 million, respectively.
During the years ended December 31, 2024, 2023 and 2022, the Company incurred costs of $34.1 million, $39.5 million, and $28.6 million, respectively, and made payments of $36.6 million, $37.1 million, and $23.9 million respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $24.1 million and $34.8 million, as of December 31, 2024 and 2023, respectively, with certain amounts subject to cost sharing with Takeda. Further, the Company had other commitments of $2.2 million and $1.6 million as of both December 31, 2024 and 2023, respectively.
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
The Pre-Funded Warrants were classified as a component of permanent equity in the Company’s consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the Pre-Funded Warrants issued in the private placement were outstanding as of December 31, 2024.

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
The 2017 Plan provides that the number of shares reserved and available for issuance under the 2017 Plan will automatically increase each January 1, beginning on January 1, 2019, by the lesser of (i) 10.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In 2024, common stock available for issuance under the 2017 Plan was increased by approximately 6.8 million shares as a result of this automatic increase provision. As of December 31, 2024 and 2023, there were approximately 14.3 million and 12.5 million common shares available for the Company to grant under the 2017 Plan, respectively.
Stock Option Activity
The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	16,490,551	$27.34	5.97	$61,982
Granted	4,902,211	20.82
Exercised	(968,588)	12.76
Forfeited	(1,764,024)	31.51
Balance at December 31, 2024	18,660,150	$25.99	5.94	$48,266
Vested and expected to vest at December 31, 2024	17,850,279	$27.14	6.19	$32,311
Exercisable at December 31, 2024	11,650,342	$28.61	4.84	$31,781
Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $10.6 million, $12.1 million, and $12.6 million as of December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023, and 2022 the weighted-average grant-date fair value of the options vested was $23.61, $24.30, and $23.96 per share, respectively. The weighted-average grant date fair value of all options granted during the years ended December 31, 2024, 2023 and 2022 was $12.99, $17.95, and $26.00 per share, respectively.

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
The following assumptions were used in estimating the fair value of grants during the year ended:

December 31,
	2024	2023	2022
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	64.5% - 66.0%	67.6% - 69.6%	65.1% - 66.3%
Risk-free interest rate	3.7% - 4.5%	3.4% - 4.8%	1.5% - 4.3%
Dividend yield	—	—	—
Restricted Stock Activity
We grant restricted stock units ("RSUs") under the 2017 Plan. The fair value of restricted stock underlying the RSUs is determined based on the closing market price of the Company's common stock on the date of grant.

Aggregated information regarding RSUs granted under the Plan for the year ended December 31, 2024 is summarized below:

	Number of Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2023	3,635,157	$35.60
Granted	2,580,174	21.01
Vested and released	(1,302,190)	37.13
Forfeited	(784,627)	28.62
Unvested and expected to vest at December 31, 2024	4,128,514	$27.33
The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by outstanding RSUs as of December 31, 2024. The total intrinsic value of RSUs expected to vest was $84.1 million as of December 31, 2024. During the years ended December 31, 2023 and 2022 the weighted-average grant-date fair value of RSUs granted was $27.38 and $37.55, respectively. The total fair value of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $27.6 million, $31.6 million, and $29.4 million, respectively.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$59,146	$62,901	$60,196
General and administrative	43,732	45,201	39,651
Total	$102,878	$108,102	$99,847
As of December 31, 2024, total unamortized stock-based compensation expense was $180.6 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.4 years.
There was no tax benefit realized related to awards vested or exercised during the years ended December 31, 2024, 2023 and 2022. There is no deferred tax benefit on total stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 since the company has recorded a full valuation allowance on all deferred tax assets.
10.    Defined Contribution Plan
The Company sponsors a 401(k) retirement savings plan for the benefit of its employees, including Denali's named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $3.0 million, $3.2 million and $2.8 million for the years ended December 31, 2024, 2023, and 2022 respectively.
11.    Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$—	$—	$—
U.S. State	—	—	7
Foreign	68	30	14
Total Current	$68	$30	$21

Deferred:
U.S. Federal	$—	$—	$—
U.S. State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Total provision for income taxes	$68	$30	$21
The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Taxes at the U.S. statutory tax rate	21.0%	21.0%	21.0%
Change in valuation allowance	(25.0)	(27.3)	(25.1)
Research tax credits	5.6	14.5	4.9
Stock-based compensation	(2.1)	(3.2)	(0.5)
Nondeductible acquisition-related costs	—	(3.5)	—
Impact of IRC 162m	(0.2)	(0.7)	—
Other	0.7	(0.8)	(0.4)
Total provision for income taxes	—%	—%	(0.1)%
Deferred Income Taxes

The components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$113,397	$89,273
Tax credit carryforwards	124,922	95,808
Research expense capitalization	176,094	119,349
Lease liabilities	11,760	12,663
Stock-based compensation	57,766	53,226
Fixed assets	6,671	—
Accruals and other	13,447	17,453
Gross deferred tax assets	504,057	387,772
Valuation allowance	(487,714)	(375,795)
Net deferred tax assets	16,343	11,977
Deferred tax liabilities:
Property and equipment	—	(5,663)
Lease right-of-use assets	(16,343)	(6,314)
Net deferred tax assets	$—	$—
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2024 and 2023. There was an increase in the net valuation allowance of $111.9 million during the year ended December 31, 2024.
As of December 31, 2024, the Company has federal net operating loss (“NOL”) carryforwards of approximately $436.6 million, which are available to reduce future taxable income, and has federal R&D and orphan drug tax credits of approximately $64.2 million and $56.9 million respectively, both of which may be used to offset future tax liabilities. The federal NOL and federal tax credit carryforwards will begin to expire in 2034. The Company also has state NOL carryforwards of approximately $310.9 million, which are available to reduce future taxable income, and has state tax credits of approximately $44.4 million which may be used to offset future tax liabilities. The state NOL will begin to expire in 2031 and the state tax credit carryforwards will be carried forward indefinitely.
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2024	2023	2022
Unrecognized tax benefits at January 1	$26,175	$19,371	$13,699
Additions for tax positions taken in a prior year	162	168	135
Additions for tax positions taken in the current year	7,424	6,636	5,537
Reductions for tax positions taken in the prior year	—	—	—
Unrecognized tax benefits at December 31	$33,761	$26,175	$19,371
If recognized, none of the unrecognized tax benefits would reduce the effective tax rate for the year ended December 31, 2024. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2024, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
12.    Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(422,773)	$(145,224)	$(325,991)

Denominator:
Weighted average number of:
Common stock shares outstanding	142,626,390	137,370,897	125,530,703
Private placement pre-funded warrants	21,847,382	—	—
Total	164,473,772	137,370,897	125,530,703
Net loss per share	$(2.57)	$(1.06)	$(2.60)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Potentially dilutive securities, including all options issued and outstanding, ESPP shares issuable, and restricted shares subject to future vesting, that were not included in the diluted per share calculations for all periods presented because they would be anti-dilutive totaled approximately 23.2 million, 20.5 million, and 18.2 million shares as of December 31, 2024, 2023, and 2022, respectively.

13.    Divestiture of Preclinical Small Molecule Programs
On March 1, 2024, the Company divested certain assets, including specified intellectual property, tangible assets, and equipment used to conduct early stage small molecule drug discovery ("Divested Assets") through an Asset Purchase and License Agreement (the "Asset Purchase Agreement") executed with Tenvie. Additionally, certain of the Company’s employees terminated their employment with the Company and became employees of Tenvie.
In exchange for the Divested Assets, the Company received equity consideration of $15.0 million in the form of a simple agreement for future equity (“SAFE”). In December 2024, the SAFE converted into 15.0 million shares of Tenvie's Series A Preferred Stock, par value $0.0001 per share, with a fair value of $15.0 million. Under the terms of the Asset Purchase Agreement, the Company is eligible to receive certain market valuation, development and sales based milestone payments up to approximately $1.2 billion in the form of either cash or equity at the election of Tenvie. The Company will also be entitled to receive future royalties on aggregate net sales of certain products, on a product-by-product and country-by-country basis during the periods of time commencing at the time of the first commercial sale of such product in such country, until the later of (i) the expiration of certain related patents, (ii) the expiration of Regulatory Exclusivity, or (iii) ten years after such first commercial sale.

In March 2024, Tenvie and the Company also entered into a sublease for approximately 12,000 square feet of office and lab space within the Company's corporate headquarters, and transition and research services agreement ("Service Agreements"). The sublease commenced in May 2024 and continues through September 2025, with one optional six month extension period. The Service Agreements provides access to the Company's equipment and the provision of certain specified administrative and research services to Tenvie for a period concurrent with the sublease term.

This divestiture did not meet the criteria for reporting discontinued operations as the sale does not represent a strategic shift in the Company’s business. The Company recognized a gain on divestiture of approximately $14.5 million in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2024, representing the difference between the fair value of the consideration received and the carrying amount of the Divested Assets.

The Company recorded the investment in the shares of Series A Preferred Stock at $15.0 million which represents the fair value of the shares on the date of issuance. There have been no subsequent observable price changes in orderly transactions for the identical or similar equity securities of Tenvie, and as such, the measurement of this investment remains unchanged, with the $15.0 million included within other non-current assets in the Consolidated Balance Sheet as of December 31, 2024.
14.    Segment Information
The Company has one operating segment with the goal to discover, develop and commercialize therapeutics (“Therapeutics”). The Company has not generated any revenue from product sales, and has no marketing or commercial product distribution costs. All revenue to date has been collaboration and license revenue from the Company’s collaboration agreements.
The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources.
The CODM, in alignment with the Company's overall corporate strategy and goals, analyses a variety of data to guide segment resource allocation, including program and portfolio scientific data, product market information and projections, probability of regulatory and commercial success, and the competitive environment. The CODM also reviews certain financial results included in the segment Loss from Operations which is reported on the Consolidated Statements of Operations and Comprehensive Loss as total Loss from Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The accounting policies of the Therapeutics segment are the same as those described in the summary of significant accounting policies.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Therapeutics Segment
	Year Ended December 31,
	2024	2023	2022
Total collaboration revenue	$—	$330,531	$108,463
Expenses
External research and development expenses - TV programs, including cost sharing	138,196	139,064	96,587
External research and development expenses - small molecule programs, including cost sharing	42,623	49,850	44,738
Other research and development expenses	62,715	74,518	73,390
Personnel related research and development expenses	152,906	160,444	144,017
Total research and development expenses	396,440	423,876	358,732
Personnel related general and administrative expenses	73,505	73,668	64,147
Other general and administrative expenses	31,933	29,686	26,328
Total general and administrative expenses	105,438	103,354	90,475
Segment operating expenses	501,878	527,230	449,207
Segment gain from divestiture of small molecule programs	14,537	—	—
Segment loss from operations	(487,341)	(196,699)	(340,744)
Segment interest and other income, net	64,636	51,505	14,774
Segment loss before income taxes	$(422,705)	$(145,194)	$(325,970)

There is no difference between the segment loss before income taxes and total consolidated loss before income taxes for the years ended December 31, 2024, 2023 and 2022.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Denali Therapeutics Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Denali Therapeutics Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Denali Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Mateo, California
February 27, 2025

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As disclosed in the table below, during the fourth quarter of 2024, certain of our directors adopted a “Rule 10b5-1 trading arrangement”. This plan provides for the sale of our common stock and is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(1)	Maximum Total Shares of Common Stock to be Sold Under the Plan(2)
Carole Ho, M.D.	Chief Medical Officer	12/11/2024	3/12/2026	373,374
Alexander Schuth, M.D.	Chief Operating and Financial Officer	12/30/2024	3/31/2026	176,026
__________________________________________________
(1)The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
(2)This amounts represents the maximum total shares that could be sold under the plan, but the amounts may change for executive officers due to the sale of shares to satisfy tax withholding requirements.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter ended December 31, 2024.
Entry into a Material Definitive Agreement
On February 24, 2025, Denali and Sanofi executed a side letter terminating the CNS program portion of their Collaboration Agreement dated October 29, 2018. Under the Collaboration Agreement, certain CNS and peripheral RIPK1 small molecule inhibitors (the "CNS Products" and "Peripheral Products," respectively) were to be developed and commercialized. The side letter terminated provisions of the Collaboration Agreement relating to CNS Products, including Sanofi’s obligations to make milestones or other payments to Denali on future development and commercialization of CNS Products, and delineated the parties' ongoing rights and obligations.

Sanofi will continue to develop eclitasertib (SAR443122/DNL758), a Peripheral Product discovered by us, and licensed to Sanofi under the Collaboration Agreement. Sanofi is currently conducting a Phase 2 clinical trial for eclitasertib in patients with UC, and we remain eligible to receive milestones and tiered royalties on net sales for Peripheral Products sold worldwide.
Entry into a Material Definitive Agreement
In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 program on February 26, 2025, as per the terms of the Takeda Collaboration Agreement dated January 3, 2018. Under the Takeda Collaboration Agreement, Denali had granted Takeda options with respect to the ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs in exchange for an upfront payment of $40.0 million and an additional $110.0 million under a February 2018 share purchase agreement. The Takeda Collaboration Agreement became effective in February 2018, following satisfaction of certain requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The ATV:Tau program was substituted for the ATV:BACE1/Tau program via amendment of the Takeda Collaboration Agreement in February 2019, and in March 2022, the parties mutually agreed to terminate activity on the ATV:Tau program. Takeda exercised its option for the PTV:PGRN program in November 2021 and the parties have continuing obligations with respect to this program under the Takeda Collaboration Agreement. We are eligible to receive payments under the Takeda Collaboration Agreement for PTV:PGRN upon the achievement of certain clinical and sales-based milestones or upon achievement of certain regulatory milestones relating to regulatory approval in the United States, certain European countries, and Japan. Further, we and Takeda share equally the development and commercialization costs, and, if applicable, will share the profits, for the PTV:PGRN program.
Takeda exercised its option for the ATV:TREM2 program in December 2021. On February 26, 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, we received notice of Takeda's election to terminate the ATV:TREM2 program effective sixty days following the date of the notice from Takeda, or earlier if mutually agreed by the parties. Takeda's notice terminated provisions of the Collaboration Agreement relating to the ATV:TREM2 program, including those related to future milestones, cost or profit sharing.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2024, and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.1	11/18/2024
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-221522	4.2	11/27/2017
4.3#	Form of Pre-Funded Warrant (Amended)	10-Q	001-38311	4.1	5/7/2024
4.4	Description of the Registrant’s Common Stock.	—	—	—	Filed herewith
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-221522	10.1	11/27/2017
10.2+	2015 Stock Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-221522	10.2	11/13/2017
10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-221522	10.3	11/27/2017
10.4+	2017 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-221522	10.4	12/7/2017
10.5+	Offer Letter between the Registrant and Ryan J. Watts, Ph.D., dated November 10, 2017.	S-1	333-221522	10.5	11/13/2017
10.6+	Offer Letter between the Registrant and Alexander O. Schuth, M.D., dated November 10, 2017.	S-1	333-221522	10.6	11/13/2017
10.8+	Offer Letter between the Registrant and Carole Ho, M.D., dated November 10, 2017.	S-1	333-221522	10.8	11/13/2017
10.9	Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated September 24, 2015.	S-1	333-221522	10.9	11/13/2017
10.10Ü	Exclusive License Agreement between the Registrant and Genentech, Inc., dated June 17, 2016.	S-1	333-221522	10.10	11/13/2017
10.11Ü	License and Collaboration Agreement between the Registrant, F-star Gamma Limited, F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H. and F-star Biotechnology Limited, dated August 24, 2016.	S-1	333-221522	10.11	11/13/2017
10.12Ü	Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017.	S-1	333-221522	10.12	11/13/2017
10.12.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated January 18, 2018.	10-K	001-38311	10.12.1	3/19/2018
10.12.2#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated July 2, 2018.	10-Q	001-38311	10.1	11/8/2018
10.12.3#	Amendment No. 4 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated August 30, 2018.	10-Q	001-38311	10.2	11/8/2018
10.12.4#	Amendment No. 5 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated August 6, 2019.	10-K	001-38311	10.12.4	2/26/2021

10.12.5#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 11, 2020.	10-K	001-38311	10.12.5	2/26/2021
10.12.6#	Amendment No. 6 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated December 8, 2020.	10-K	001-38311	10.12.6	2/26/2021
10.12.7	Amendment No. 7 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated March 29, 2021.	10-K	001-38311	10.12.7	2/27/2023
10.12.8#	Amendment No. 8 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 8, 2022.	10-K	001-38311	10.12.8	2/27/2023
10.12.9	Amendment No. 9 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated December 7, 2022.	10-K	001-38311	10.12.9	2/27/2023
10.13+	Amended and Restated Key Executive Change in Control and Severance Plan.	10-Q	001-38311	10.6	11/5/2020
10.14+	Executive Incentive Compensation Plan.	S-1	333-221522	10.14	11/13/2017
10.15+	Amended and Restated Outside Director Compensation Policy.	10-K	001-38311	10.15	2/28/2022
10.16#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K/A	001-38311	10.16	7/13/2018
10.17	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.17	3/19/2018
10.18	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.	10-K	001-38311	10.18	3/19/2018
10.19	First Amendment to Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated May 2, 2018.	10-Q	001-38311	10.1	8/9/2018
10.20Ü	Amended and Restated Gamma IP License Agreement between the Registrant and F-star Gamma Limited, dated August 24, 2016.	10-Q/A	001-38311	10.2	12/6/2018
10.21Ü	Side Letter between the Registrant and F-star Gamma Limited, dated May 21, 2018.	10-Q	001-38311	10.3	8/9/2018
10.22Ü	Share Purchase Agreement between the Registrant and F-star Gamma Limited, dated May 30, 2018.	10-Q/A	001-38311	10.4	12/6/2018
10.23#	Collaboration and License Agreement between registrant and Genzyme Corporation ("Sanofi"), dated October 29, 2018.	10-K	001-38311	10.25	3/12/2019
10.24	Common Stock Purchase Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.1	11/5/2020
10.25#	Provisional LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.2	11/5/2020
10.26	Standstill and Stock Restriction Agreement between the Registrant and Biogen Inc., dated September 22, 2020.	10-Q	001-38311	10.3	11/5/2020

10.27#	Definitive LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated October 4, 2020.	10-Q	001-38311	10.4	11/5/2020
10.28#	Definitive Right of First Negotiation, Option and License Agreement between the Registrant and Biogen Inc., dated October 6, 2020.	10-Q	001-38311	10.5	11/5/2020
10.29#	Side Letter between the Registrant and F-star Gamma Limited, dated June 30, 2021.	10-Q	001-38311	10.1	8/4/2021
10.30#	Amendment to Definitive LRRK2 Agreement and Waiver of and Amendment to Right of First Negotiation, Option, and License Agreement.	10-Q	001-38311	10.1	11/7/2023
10.31	Securities Purchase Agreement, dated February 27, 2024, by and among the Company and the Purchasers named therein	8-K	001-38311	10.1	2/27/2024
10.32	Nominating Agreement by and among the Company and Investor	8-K	001-38311	10.2	2/27/2024
10.33	Compensation Recovery Policy (“Clawback Policy”)	10-K	001-38311	10.34	2/28/2024
10.34#	Denali - Biogen Side Letter	10-Q	001-38311	10.10	8/1/2024
19.1	Denali Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities as amended through March 31, 2023.	10-K	001-38311	10.35	2/28/2024
21.1	Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Filed herewith

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

Ü	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
#	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
+	Indicates management contract or compensatory plan.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	February 27, 2025	By:	/s/ Ryan J. Watts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan J. Watts	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Ryan J. Watts, Ph.D.

/s/ Alexander O. Schuth	Chief Operating and Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Alexander O. Schuth, M.D.

/s/ Vicki Sato	Chairperson of our Board of Directors	February 27, 2025
Vicki Sato, Ph.D.

/s/ Jennifer Cook	Director	February 27, 2025
Jennifer Cook

/s/ Jay Flatley	Director	February 27, 2025
Jay Flatley

/s/ Erik Harris	Director	February 27, 2025
Erik Harris

/s/ Peter Klein	Director	February 27, 2025
Peter Klein

/s/ Steve E. Krognes	Director	February 27, 2025
Steve E. Krognes

/s/ David Schenkein	Director	February 27, 2025
David Schenkein, M.D.

/s/ Marc Tessier-Lavigne	Director	February 27, 2025
Marc Tessier-Lavigne, Ph.D.

/s/ Nancy A. Thornberry	Director	February 27, 2025
Nancy A. Thornberry