Form 10-Q
period 2025-03-31
Denali Therapeutics Inc.
filed 2025-05-06
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of April 30, 2025 was 145,276,299. This number does not include 26,046,065 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of April 30, 2025 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in February 2024. See Note 7 — Common Stock to the registrant’s condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$56,947	$174,960
Short-term marketable securities	760,979	657,371
Prepaid expenses and other current assets	60,712	32,105
Total current assets	878,638	864,436
Long-term marketable securities	235,844	359,373
Property and equipment, net	57,765	55,236
Finance lease right-of-use asset	50,199	47,533
Operating lease right-of-use asset	21,963	22,861
Other non-current assets	26,934	24,741
Total assets	$1,271,343	$1,374,180
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,458	$11,137
Accrued compensation	7,655	24,728
Accrued clinical and other research and development costs	27,908	22,822
Accrued manufacturing costs	14,579	12,779
Operating lease liability, current	8,585	8,308
Deferred research and development funding liability, current	17,338	14,129
Other accrued costs and current liabilities	7,354	8,305
Total current liabilities	91,877	102,208
Operating lease liability, less current portion	34,449	36,673
Finance lease liability, less current portion	5,598	5,615
Deferred research funding and development liability, less current portion	16,733	—
Total liabilities	148,657	144,496
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 145,251,258 shares and 144,220,986 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,778	1,768
Additional paid-in capital	2,790,825	2,764,880
Accumulated other comprehensive income	2,037	2,020
Accumulated deficit	(1,671,954)	(1,538,984)
Total stockholders' equity	1,122,686	1,229,684
Total liabilities and stockholders’ equity	$1,271,343	$1,374,180
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$116,227	$107,016
General and administrative	29,353	25,236
Total operating expenses	145,580	132,252
Gain from divestiture of small molecule programs	—	14,537
Loss from operations	(145,580)	(117,715)
Interest and other income, net	12,610	15,913
Net loss	(132,970)	(101,802)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	17	(1,939)
Comprehensive loss	$(132,953)	$(103,741)
Net loss per share, basic and diluted	$(0.78)	$(0.68)
Weighted average number of shares outstanding, basic and diluted	171,222,030	149,404,188

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	138,385,498	$1,711	$2,144,811	$643	$(1,116,211)	$1,030,954
Issuance of common stock and pre-funded warrants, net of issuance costs of $480	3,244,689	32	499,221	—	—	499,253
Issuances under equity incentive plans	130,214	1	1,021	—	—	1,022
Vesting of restricted stock units	752,455	7	(7)	—	—	—
Stock-based compensation	—	—	27,987	—	—	27,987
Net loss	—	—	—	—	(101,802)	(101,802)
Other comprehensive loss	—	—	—	(1,939)	—	(1,939)
Balance at March 31, 2024	142,512,856	$1,751	$2,673,033	$(1,296)	$(1,218,013)	$1,455,475

Balance at December 31, 2024	144,220,986	$1,768	$2,764,880	$2,020	$(1,538,984)	$1,229,684
Issuances under equity incentive plans	113,792	1	594	—	—	595
Vesting of restricted stock units	916,480	9	(9)	—	—	—
Stock-based compensation	—	—	25,360	—	—	25,360
Net loss	—	—	—	—	(132,970)	(132,970)
Other comprehensive income	—	—	—	17	—	17
Balance at March 31, 2025	145,251,258	$1,778	$2,790,825	$2,037	$(1,671,954)	$1,122,686
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(132,970)	$(101,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,325	2,162
Stock–based compensation expense	25,160	27,840
Net accretion of discounts on marketable securities	(3,888)	(10,516)
Non-cash adjustment to operating lease expense	(1,049)	(957)
Right-of-use asset amortization for finance lease	887	—
Non-cash gain from divestiture of small molecule programs	—	(14,537)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(28,607)	(18,766)
Other non-current assets	(943)	—
Accounts payable	(2,639)	635
Accruals and other current liabilities	(6,477)	2,321
Deferred research and development funding liability, less current portion	16,733	—
Net cash used in operating activities	(131,468)	(113,620)
Investing activities
Purchases of marketable securities	(137,926)	(834,157)
Maturities and sales of marketable securities	161,752	383,120
Purchases of property and equipment	(5,078)	(2,150)
Net cash provided by (used in) investing activities	18,748	(453,187)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs of $480	—	499,253
Proceeds from exercise of awards under equity incentive plans	595	1,022
Payments for finance lease right-of-use asset	(4,357)	—
Net cash (used in) provided by financing activities	(3,762)	500,275
Net decrease in cash, cash equivalents and restricted cash	(116,482)	(66,532)
Cash, cash equivalents and restricted cash at beginning of period	176,535	128,681
Cash, cash equivalents and restricted cash at end of period	$60,053	$62,149
Supplemental disclosures of cash flow information
Right-of-use asset obtained in exchange for new finance lease liabilities	$2,876	$—
Cash paid for finance lease interest	$181	$—
Equity consideration received in the divestiture of small molecule programs (Note 10)	$—	$15,000
Property and equipment purchases accrued but not yet paid	$488	$1,947
Issuance costs incurred but not yet paid	$—	$394

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

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025 (the "2024 Annual Report on Form 10-K"). The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the audited annual consolidated financial statements as of and for the period then ended. Certain information and footnote disclosures typically included in the Company's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards, if any, discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2025 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2024 Annual Report on Form 10-K. For further information with regard to the remainder of the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2024 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Company had no off-balance sheet concentrations of credit risk.

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

Investments
The Company holds an equity investment in a venture-backed privately held company, Tenvie Therapeutics, Inc. ("Tenvie"). The privately held company is a Variable Interest Entity ("VIE"), but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE is limited to the value of the equity investment. The equity investment held by the Company lacks a readily determinable fair value and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investment for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no impairments during three months ended March 31, 2025 and 2024.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are reported at fair value.
Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Condensed Consolidated Balance Sheets and restricted cash of $3.1 million and $1.6 million as of March 31, 2025 and December 31, 2024, respectively, which is included within other non-current assets in the Condensed Consolidated Balance Sheets.
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
Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. The weighted-average common shares outstanding as of March 31, 2025 includes pre-funded warrants to purchase shares of common stock that were issued in connection with the February 2024 private placement, as discussed further in Note 7 - "Common Stock".
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
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$44,248	$—	$—	$44,248
Short-term marketable securities:
U.S. government treasuries	721,065	—	—	721,065
Corporate debt securities	—	39,914	—	39,914
Long-term marketable securities:
U.S. government treasuries	216,459	—	—	216,459
Corporate debt securities	—	19,385	—	19,385
Total	$981,772	$59,299	$—	$1,041,071

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$126,728	$—	$—	$126,728
Short-term marketable securities:
U.S. government treasuries	629,400	—	—	629,400
Corporate debt securities	—	21,399	—	21,399
Commercial paper	—	6,572	—	6,572
Long-term marketable securities:
U.S. government treasuries	334,892	—	—	334,892
Corporate debt securities	—	24,481	—	24,481
Total	$1,091,020	$52,452	$—	$1,143,472

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels for the three months ended March 31, 2025 or for the year ended December 31, 2024.

3.    Marketable Securities
All marketable securities were considered available-for-sale at March 31, 2025 and December 31, 2024. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$719,287	$1,802	$(24)	$721,065
Corporate debt securities	39,766	148	—	39,914
Total short-term marketable securities	759,053	1,950	(24)	760,979
Long-term marketable securities:
U.S. government treasuries	216,057	413	(11)	216,459
Corporate debt securities	19,324	61	—	19,385
Total long-term marketable securities	235,381	474	(11)	235,844
Total	$994,434	$2,424	$(35)	$996,823

	December 31, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$627,809	$1,618	$(27)	$629,400
Corporate debt securities	21,337	62	—	21,399
Commercial paper	6,572	—	—	6,572
Total short-term marketable securities	655,718	1680	(27)	657,371
Long-term marketable securities:
U.S. government treasuries	334,300	788	(196)	334,892
Corporate debt securities	24,354	127	0	24,481
Total long-term marketable securities	358,654	915	(196)	359,373
Total	$1,014,372	$2,595	$(223)	$1,016,744

As of March 31, 2025 and December 31, 2024, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of March 31, 2025 or December 31, 2024. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of March 31, 2025, all of the Company’s marketable securities have an effective maturity of less than two years.

4.    Research and Development Funding Collaboration Agreement
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
Pursuant to this agreement, the Company received payments totaling $25.0 million in 2024, with a further $25.0 million triggered and received in March and April 2025, respectively. The remaining $25.0 million will trigger upon achievement of operational milestones in the study. After the full $75.0 million in consideration has been paid, the third party will be eligible to receive low single-digit royalties from the Company on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease.
The Company determined that this arrangement is an R&D funding arrangement under ASC 730. As the third party is sharing in the risk associated with research and development activities with the Company, the development funding is recognized as an obligation to perform contractual services. Accordingly, payments received will be recorded as a liability, and recognized by the Company as a reduction to research and development expenses over the estimated Phase 2a study period as the underlying research and development costs are incurred. Under this arrangement, the Company recognized a $5.1 million offset to research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025. The Company recorded current and non-current deferred research and development funding liabilities of $17.3 million and $16.7 million, respectively, and a receivable of $25.0 million on the Condensed Consolidated Balance Sheet as of March 31, 2025. There was no offset to research and development expenses recognized the three months ended March 31, 2024. As of March 31, 2024, a liability of $12.5 million was recorded within deferred research funding liability, current on the Condensed Consolidated Balance Sheet.

5.    Collaboration Agreements
Biogen

In October 2020, the Company entered into a Definitive Collaboration and License Agreement (“LRRK2 Agreement”), pursuant to which it granted Biogen a license to co-develop and co-commercialize its small molecule LRRK2 inhibitor program (the “LRRK2 Program”), and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”), pursuant to which it granted an option and right of first negotiation to certain of the Company's programs utilizing our TransportVehicleTM ("TV") platform, including its amyloid beta program (collectively the "Biogen Collaboration Agreement"), with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”). The details of the Biogen Collaboration Agreement, the August 2023 amendment to the ROFN and Option Agreement, and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the 2024 Annual Report on Form 10-K.

On July 26, 2024, Denali and Biogen executed a Side Letter to the ROFN and Option Agreement, pursuant to which, effective as of the date of the Side Letter, Biogen terminated its license to the ATV:Abeta program enabled by Denali’s TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease, and granted Denali rights to data generated during the collaboration. The side letter also effected the immediate termination of the ROFN and Option Agreement; as such, the Company expects to receive no future milestone or royalty payments from Biogen related to the ATV:Abeta program. There were no changes to the terms of the LRRK2 Agreement during the three months ended March 31, 2025 or 2024.

The Company has no remaining performance obligations under the Biogen Collaboration Agreement, and therefore no contract liability remained on the Condensed Consolidated Balance Sheets as of March 31, 2025 or December 31, 2024. As of March 31, 2025, the Company has not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of March 31, 2025 or December 31, 2024.
On February 24, 2025, Denali and Sanofi executed a side letter terminating Sanofi's license to the central nervous system ("CNS") Products program including SAR443820/DNL788. Subsequent to this side letter, the Company expects to receive no future milestone or royalty payments from Sanofi related to the CNS Products program.
Under the Sanofi Collaboration Agreement, the Company is eligible to receive milestone payments totaling up to approximately $495.0 million upon achievement of certain clinical, regulatory and sales milestone events for Peripheral Products, and variable royalties on worldwide net sales. As of March 31, 2025, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.

Takeda
In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"). The details of the Takeda Collaboration Agreement are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K. There are no remaining performance obligations or potential payments remaining under the initial Takeda Option and Collaboration Agreement.
The opt-in by Takeda on the PTV:PGRN and ATV:TREM2 programs represented two new contracts with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement" and the "ATV:TREM2 Collaboration Agreement"), both of which became effective in December 2021. The details of the PTV:PGRN Collaboration Agreement are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K.
In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 collaboration program on February 26, 2025, as per the terms of the Takeda Option and Collaboration Agreement. The ATV:TREM2 program termination became effective 60 days following the notice date, and subsequently, there are no future milestones, cost, or profit sharing related to this agreement.
As of March 31, 2025, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.
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

	Three Months Ended March 31,
	2025	2024
Takeda Collaboration Agreement:
PTV:PGRN cost sharing (reimbursements)	$(1,511)	$(1,200)
ATV:TREM2 cost sharing (reimbursements)	(152)	(513)
Total Takeda cost sharing (reimbursements)(1)	(1,663)	(1,713)
Biogen Collaboration Agreement: LRRK2 cost sharing payments(2)	4,651	4,789
Net cost sharing payments (reimbursements)	$2,988	$3,076
_________________________________
(1)Cost sharing reimbursements of $1.7 million and $1.5 million were recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.
(2)Cost sharing payments due to Biogen of $4.7 million and $2.5 million were recorded within accounts payable on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

6.     Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"). In April 2023, the Company entered into a finance lease for its clinical manufacturing site in Salt Lake City (the "SLC Lease"). Both leases are further described in Note 7, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K. Within the total ROU assets for the SLC Lease, the Company recorded assets of $44.3 million and $41.6 million as of March 31, 2025 and December 31, 2024, respectively, which were purchased by the Company but are considered to be owned by the landlord. The current finance lease liability is included in other accrued costs and current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025.
There were no changes to the terms of the leases recognized under ASC 842 during the three months ended March 31, 2025 or 2024.
Operating lease costs, excluding variable lease costs, were $1.9 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. Variable lease costs related to the operating lease were $1.4 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. Finance lease costs representing amortization of ROU assets and interest on lease liability were $0.9 million and $0.2 million, respectively, for the three months ended March 31, 2025. There was no finance lease costs for the three months ended March 31, 2024.
The following tables contain a summary of other information pertaining to the Company’s leases for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash flows from operating lease	$2,885	$2,793

	As of March 31,
	2025	2024
Weighted-average remaining lease term (in years):
Operating lease	4.1 years	5.1 years
Finance lease	14.0 years	—
Weighted-average discount rate applied (%):
Operating lease	9.0%	9.0%
Finance lease	13.7%	—%

The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating and finance lease liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2025 (in thousands):

Year Ended December 31:	Operating Lease	Finance Lease
2025 (nine months)	$8,908	$3,462
2026	12,182	794
2027	12,584	811
2028	13,001	829
2029	4,381	848
Thereafter	—	8,814
Total undiscounted lease payments	51,056	15,558
Less: present value adjustment	(8,022)	—
Less: imputed interest	—	(7,021)
Total future minimum lease payments	$43,034	$8,537
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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is not expected to be before January 2028. As of March 31, 2025 and December 31, 2024, the Company had total non-cancellable purchase commitments under the DMSA of $21.9 million and $36.7 million, respectively.
During the three months ended March 31, 2025 and 2024, the Company incurred costs of $2.6 million and $16.4 million, respectively, and made payments of $6.0 million and $13.5 million, respectively, for the development and manufacturing services rendered under the DMSA.
In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $46.8 million and $24.1 million, as of March 31, 2025 and December 31, 2024, respectively, with certain amounts subject to cost sharing with Takeda.

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

The Pre-Funded Warrants were classified as a component of permanent equity in the Company’s consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the Pre-Funded Warrants issued in the private placement were outstanding as of March 31, 2025.
8.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 9, "Stock-Based Awards" to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K.
Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2025:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2024	18,660,150	$25.99
Granted	3,780,107	21.09
Exercised	(113,792)	5.23
Forfeited	(131,732)	26.38
Balance at March 31, 2025	22,194,733	$25.26
Vested and expected to vest at March 31, 2025	21,384,862	$26.19
Exercisable at March 31, 2025	12,853,171	$28.35

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.08	6.08
Volatility	64.8% - 65.3%	64.5% - 64.6%
Risk-free interest rate	4.0% - 4.5%	3.9% - 4.0%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the three months ended March 31, 2025:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2024	4,128,514	$27.33
Granted	1,702,450	21.07
Vested and released	(916,480)	33.57
Forfeited	(65,369)	23.43
Unvested and expected to vest at March 31, 2025	4,849,115	$24.00
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$15,137	$16,342
General and administrative	10,023	11,498
Total	$25,160	$27,840
9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(132,970)	$(101,802)

Denominator:
Weighted average number of:
Common stock shares outstanding	145,175,965	140,245,132
Private placement pre-funded warrants	26,046,065	9,159,056
Total	171,222,030	149,404,188
Net loss per share	$(0.78)	$(0.68)
Potentially dilutive securities, including options issued and outstanding, Employee Stock Purchase Plan (“ESPP”) shares issuable, and restricted shares subject to future vesting that were not included in the diluted per share calculations for the periods presented because they would be anti-dilutive totaled approximately 27.4 million and 24.4 million shares as of March 31, 2025 and March 31, 2024, respectively.
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

The Company recorded the investment in the shares of Series A Preferred Stock at $15.0 million which represents the fair value of the shares on the date of issuance. There have been no subsequent observable price changes in orderly transactions for the identical or similar equity securities of Tenvie, and as such, the measurement of this investment remains unchanged, with the $15.0 million included within other non-current assets in the Condensed Consolidated Balance Sheet as of March 31, 2025.

11.    Segment Information
The Company has one operating segment with the goal to discover, develop and commercialize therapeutics (“Therapeutics”). There have been no material changes to the Company's segment structure, the basis of segmentation, or the measurement basis for segment profit or loss or segment assets, compared to those disclosed in Note 14, "Segment Information", to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K.
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Therapeutics Segment
	Three Months Ended March 31,
	2025	2024
Expenses
External research and development expenses - TV programs, including cost sharing	$41,987	$35,684
External research and development expenses - small molecule programs, including cost sharing	8,854	13,121
Other research and development expenses	25,117	15,881
Personnel related research and development expenses	40,269	42,330
Total research and development expenses	116,227	107,016
Personnel related general and administrative expenses	18,738	19,085
Other general and administrative expenses	10,615	6,151
Total general and administrative expenses	29,353	25,236
Segment operating expenses	145,580	132,252
Segment gain from divestiture of small molecule programs	—	(14,537)
Segment loss from operations	(145,580)	(117,715)
Segment interest and other income, net	12,610	15,913
Segment loss before income taxes	$(132,970)	$(101,802)

There is no difference between the segment loss before income taxes and total consolidated loss before income taxes for the three months ended March 31, 2025 and 2024.

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

Forward-looking statements include, but are not limited to, statements about:

•the progress, success, cost, and timing of our development activities, preclinical studies, and clinical trials, and in particular the development of our blood-brain barrier (“BBB”) platform, programs, and biomarkers, including the initiation and completion of studies or trials and related preparatory work, enrollment in such trials, the timing of when data from clinical trials will become available, the advancement of new molecule entities into clinical development and related timing, and the filing of investigational new drug applications or clinical trial applications;

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

•the terms and conditions of licenses granted to us and our ability to license and/or acquire additional intellectual property relating to our product candidates and Transport Vehicle ("TV");

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

•the impact of adverse economic conditions such as instability in the financial services sector, rising interest rates, rising inflation, changes in currency exchange rates and currency controls, and increased labor market competition;

•the impact of increased geopolitical uncertainty, the global pandemic, tariffs and trade barriers, and related global economic disruptions and social conditions on our business; and

•our financial performance.

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
Overview
Key elements of our strategy include:

1)Discover and develop a new class of barrier-crossing therapeutics by leveraging our TransportVehicleTM ("TV") platforms and deep expertise in the blood-brain barrier ("BBB") biology to enhance the delivery of biotherapeutics to the brain and throughout the body.

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

Our clinical programs are as follows:

•Tividenofusp alfa (DNL310, ETV:IDS), composed of iduronate-2-sulfatase ("IDS") fused to TV, is designed to deliver IDS into cells and tissues throughout the body, including the brain by crossing the BBB, with the goal of addressing the behavioral, cognitive, and physical manifestations of MPS II (Hunter syndrome);

•DNL126 (ETV:SGSH), composed of N-sulfoglucosamine sulfohydrolase ("SGSH") fused to TV, is designed to deliver SGSH into cells and tissues throughout the body, including the brain by crossing the BBB, with the goal of treating MPS IIIA (Sanfilippo syndrome);

•TAK-594/DNL593 (PTV:PGRN), composed of PGRN fused to TV, is designed to restore PGRN levels in the brain with the goal of treating frontotemporal dementia ("FTD") associated with a mutation in the granulin ("GRN") gene and is being developed in collaboration with Takeda;

•BIIB122/DNL151, a small molecule LRRK2 inhibitor, is being developed in collaboration with Biogen for the potential treatment of Parkinson's disease ("PD"); and

•Eclitasertib (SAR443122/DNL758), a peripheral and non-central nervous system ("CNS") penetrant small molecule RIPK1 inhibitor, is being developed by Sanofi to address peripheral inflammatory diseases such as ulcerative colitis ("UC").

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

Key operational and financing milestones in 2025 to date include:

•In January 2025, we announced topline results that the primary endpoint was not met in Regimen G of the Phase 2/3 HEALEY ALS Platform Trial evaluating DNL343 in the treatment of ALS. In March 2025, we provided an update that additional analyses did not demonstrate a treatment effect on neurofilament light ("NfL"), a biomarker of neuronal damage, over the 24-week, double-blind period and in a subset of participants that completed an additional 28 weeks in the open-label active treatment extension. Based on these outcomes, the active treatment extension in Regimen G was discontinued. Overall, DNL343 was found to be generally well tolerated;

•In January 2025, we announced that the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy Designation for tividenofusp alfa (DNL310) for the treatment of individuals with MPS II. In February 2025, at the WORLD Symposium conference, we presented the primary analysis of the Phase 1/2 study in 47 participants with Hunter syndrome in the 24-week treatment period and additional long-term follow-up. In May 2025, we completed a rolling submission of a Biologics License Application ("BLA") for tividenofusp alfa under the accelerated approval pathway;

•In February 2025, we and Sanofi executed a side letter terminating Sanofi's license to the CNS Products program including SAR443820/DNL788;

•In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 program on February 26, 2025, as per the terms of the Takeda Collaboration Agreement. The ATV:TREM2 program termination became effective in April 2025;

•In March 2025, we officially opened our clinical biomanufacturing facility in Salt Lake City, Utah, expanding U.S. manufacturing capabilities and strengthening supply chain control and operational efficiency;

•In April 2025, we announced productive collaboration and discussions with the FDA under the START program (“Support for clinical Trials Advancing Rare Disease Therapeutics”) around the potential for an accelerated development and approval path for DNL126 in the treatment of Sanfilippo syndrome; and

•In May 2025, Biogen announced completion of enrollment in the Phase 2b LUMA study for early-stage Parkinson's disease with a readout expected in 2026.
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

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net losses of $133.0 million and $101.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.67 billion. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our TV platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of backup or next-generation molecules. We also track external expenses associated with our TV platform. These expenses include external expenses incurred by us relating to our Takeda Collaboration Agreement and Biogen Collaboration Agreement. All external costs associated with earlier stage programs, or that benefit the entire portfolio, are tracked as a group. We also incur personnel and other operating expenses for our research and development programs which are presented in aggregate. These expenses primarily relate to salaries and benefits, stock-based compensation, facility expenses including rent and depreciation, and lab consumables. Where we share costs with our collaboration partners, such as in our Biogen Collaboration Agreement and Takeda Collaboration Agreement, research and development expenses may include cost sharing reimbursements from, or payments to, our collaboration partners. Further, where we receive R&D funding from third parties, this may be recognized as a reduction to research and development expenses.

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
General and Administrative

General and administrative expenses include personnel related expenses, such as salaries, benefits, travel and stock-based compensation expense, expenses for outside professional services, pre-commercialization activities, and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent, depreciation and other expenses related to our office and research and development facility not otherwise included in research and development expenses. We expect to increase our administrative headcount as we prepare for commercialization of Tividenofusp alfa (DNL310, ETV:IDS) and advance our other product candidates through clinical development, which will increase our general and administrative expenses.

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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, investment income earned on our cash, cash equivalents, and marketable securities, and sublease income, as well as an offset for interest expense on our finance lease liability.

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$116,227	$107,016	$9,211	9%
General and administrative	29,353	25,236	4,117	16
Total operating expenses	145,580	132,252	13,328	10
Gain from divestiture of small molecule programs	—	14,537	(14,537)	*
Loss from operations	(145,580)	(117,715)	(27,865)	24
Interest and other income, net	12,610	15,913	(3,303)	(21)
Net loss	$(132,970)	$(101,802)	$(31,168)	31%
__________________________________________________
*Percentage is not meaningful.

Research and development expenses. Research and development expenses were $116.2 million and $107.0 million for the three months ended March 31, 2025 and 2024, respectively.

The following table provides a breakdown of our research and development expenses by category (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
External research and development expenses - TV programs, including cost sharing	$41,987	$35,684	$6,303	18%
External research and development expenses - small molecule programs, including cost sharing	8,854	13,121	(4,267)	(33)
Other research and development expenses	25,117	15,881	9,236	58
Personnel related expenses(1)	40,269	42,330	(2,061)	(5)
Total research and development expenses	$116,227	$107,016	$9,211	9%
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $15.1 million and $16.3 million for the three months ended March 31, 2025 and 2024, respectively, reflecting a decrease of $1.2 million.

The increase in research and development expenses of approximately $9.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily attributable to an increase of $6.3 million related to our TV programs, driven by increased spend on both clinical programs such as DNL126 and preclinical programs, such as our OTV franchise, as well as an increase of $9.2 million in other research and development expenses, including lab consumables, consultants and general facilities costs, driven in part by the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah. These increases were partially offset by a $2.1 million decrease in personnel-related expenses, including lower salaries and stock-based compensation, and a reduction in expenses related to small molecule programs. The decline in small molecule program expenses was primarily due to the Collaboration and Development Funding Agreement entered into with an unrelated third party, under which, starting in the second quarter of 2024, funding earned offsets LRRK2 program expenses.

General and administrative expenses. General and administrative expense was $29.4 million and $25.2 million for the three months ended March 31, 2025, and 2024, respectively. The increase of $4.1 million was primarily driven by activities related to the submission of the BLA for tividenofusp alfa, which was completed in May 2025, and preparations for a commercial launch.
Gain from divestiture of small molecule programs. For a full description, see Item 2. Components of Operating Results included in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, we had cash, cash equivalents and marketable securities in the amount of $1.05 billion. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.
Through March 31, 2025 we have obtained aggregate net proceeds of approximately $754.4 million from public offerings of our common stock, including $296.2 million obtained through the sale of 11.9 million shares of common stock in October 2022. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through March 31, 2025.
Further, in February 2024 we received net proceeds of approximately $499.3 million from our private placement through the sale of approximately 3.2 million shares of common stock and pre-funded warrants to purchase approximately 26.0 million shares of our common stock.
In February 2025, we established a registered “at-the-market” facility for the potential future sale of up to $400.0 million of shares of common stock from time to time by entering into an equity distribution agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC as sales agents. The previous equity distribution agreement and related “at-the-market” facility entered into in February 2022 was terminated in February 2025. To date, no shares have been sold under either equity distribution agreement. All sales under the current equity distribution agreement are conditioned upon satisfaction of customary closing conditions.

Through March 31, 2025, we have received $115.0 million, $225.0 million, $565.0 million and $25.0 million, pursuant to our collaboration and research and development funding agreements with Takeda, Sanofi, Biogen and an unrelated third party, respectively. These payments include upfront, option and milestone payments. Additionally, we have received $50.0 million and $16.2 million in gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $1.67 billion as of March 31, 2025. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of March 31, 2025, we had total undiscounted lease payment obligations of $66.6 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments as of March 31, 2025 of $68.7 million, with certain amounts subject to cost sharing with Takeda. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. Further, we may be required to make contingent payments under existing arrangements upon the achievement of defined clinical, regulatory and commercial milestones in certain programs, including contingent consideration payments to former shareholders of F-star under the F-star Gamma license, and milestone and royalty payments to Genentech under the Genentech License Agreement. These commitments are more fully described in Note 6 "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Note 4, "Acquisition, License Agreement and Research and Development Funding Collaboration Agreement" and Note 7, "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of our Annual Report on Form 10-K filed on February 27, 2025.

Our future funding requirements, including changes to and new commitments, will depend on many factors, including:

•our ability to obtain regulatory approval for our product candidates, establish sales and marketing capabilities, and successfully market such approved product candidates;

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

•our ability and success in securing manufacturing relationships with third parties or in operating a manufacturing facility;

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(131,468)	$(113,620)
Net cash provided by (used in) investing activities	18,748	(453,187)
Net cash (used in) provided by financing activities	(3,762)	500,275
Net decrease in cash, cash equivalents and restricted cash	$(116,482)	$(66,532)
Net Cash Used In Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $131.5 million, which consisted of a net loss of $133.0 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net accretion of discounts on marketable securities, and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.

Net Cash Provided By (Used In) Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $18.7 million, which consisted of $161.8 million in proceeds from the maturities of marketable securities, partially offset by $137.9 million of purchases of marketable securities and $5.1 million capital expenditures to purchase property and equipment.
Net Cash (Used In) Provided By Financing Activities

During the three months ended March 31, 2025, cash used in financing activities was $3.8 million which consisted of the aggregate of $4.4 million of payments related to our finance lease, partially offset by the $0.6 million in proceeds from the exercise of stock options and the Company's ESPP.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the three months ended March 31, 2025.
Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2025, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.05 billion as of March 31, 2025, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. Our net losses were $133.0 million and $101.8 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.67 billion.

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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offering completed in October 2022, payments received from our collaboration agreements with Biogen, Sanofi, Takeda, and a strategic private offering transaction completed in February 2024. We have a diversified portfolio with numerous programs at various stages of research, discovery, preclinical, and clinical development. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects and advance our programs through preclinical and clinical development.

As of March 31, 2025, we had $1.05 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as geopolitical uncertainty, rising inflation or interest rates, the imposition of tariffs, risks associated with transactions denominated in foreign currency, or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Investment in biopharmaceutical product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy or potency or an acceptable safety profile, gain regulatory approval, or become commercially viable. To date, we have invested substantially all of our efforts and financial resources to identify, acquire intellectual property for, and develop our TV platform and our programs, including conducting preclinical studies and clinical trials, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

•delays due to changes in FDA staffing, priorities, or leadership;

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

We could also encounter delays if a clinical trial is suspended or terminated by us or our collaborators, by the data safety monitoring board for such trial, or by any regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, developments in trials conducted by us or our competitors for related technology that raise regulatory concerns about risk to patients of the technology broadly, or lack of adequate funding to continue the clinical trial.

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

Our inability to enroll and retain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays and retention challenges in our clinical trials may increase development costs for our product candidates, delay our ability to obtain clinical data, and jeopardize our ability to obtain marketing approval for the sale of our product candidates.
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

Even if such clinical trials are successfully completed, we cannot guarantee that the FDA will approve the product candidates for the proposed indications, and more trials could be required before we submit our product candidates for approval. For instance, although we have submitted a biologics license application ("BLA") for accelerated approval of DNL310, we expect the FDA will require us to conduct a confirmatory trial post any approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, or to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval, such as requiring us to narrow our indications to a smaller subset, may also limit its commercial potential.

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

Our most advanced product candidates, DNL310, DNL126, BIIB122/DNL151, eclitasertib (SAR443122/DNL758), and TAK-594/DNL593, are currently our only clinical stage product candidates. Adverse events and other side effects may result from higher dosing, repeated dosing, and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates. For example, in August 2023, together with our collaboration partner Takeda, we made the strategic decision to discontinue clinical development of TAK-920/DNL919 in Alzheimer's disease following a clinical hold by the FDA.

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

A number of large pharmaceutical and biotechnology companies are developing products for the treatment of the neurodegenerative and lysosomal storage disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease, Hunter syndrome, Sanfilippo syndrome, and ALS. Companies that we are aware are developing therapeutics in the neurodegenerative and lysosomal storage disease areas include companies with significant financial resources. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

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

We have initiated the build-out of our sales and marketing infrastructure and may enter into arrangements with third parties for commercialization of DNL310 and future product candidates. There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

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

•the clinical indications for which the product candidate is approved by FDA, EMA, or other regulatory agencies;

•product labeling or product insert requirements of the FDA, EMA, or other comparable foreign regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;

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
Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Moreover, regulatory authorities may fail to approve companion diagnostics that we contemplate using with our therapeutic product candidates. We have not submitted for, or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Changes to the leadership and staffing at federal agencies may impact our clinical development and timelines.

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

•regulatory authorities may fail to approve our manufacturing processes, test procedures and specifications, or facilities or those of our third-party manufacturers; and

•the approval policies or regulations of the regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC, USPTO, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. Agency staffing changes may disrupt normal operations of federal agencies, including the FDA. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our clinical development plans, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.

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

Although we have begun to manufacture biologic therapeutics in our Utah site, we currently rely on third-party manufacturers for the manufacture of many of our materials for preclinical studies and clinical trials, and expect to continue to do so for the foreseeable future for a portion of our materials for preclinical studies, clinical trials, and commercial supply.
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

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality, and delivery schedules. Unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements, including recently imposed tariffs which may impact certain of our key raw materials that we import, could impact our cost of goods for our product candidates. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our larger competitors. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the "America Invents Act"), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our TV platform, product candidates or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Further, changes in the leadership or staffing of the PTO and other federal agencies may lead to new policies and changes in the regulations that may impact the timelines of our patents applications.

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

In addition to seeking patents for our TV platform, product candidates and other technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

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
We may not be successful in obtaining, through acquisitions, in-licenses or otherwise, necessary rights to our TV platform, product candidates or other technologies.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to BBB technology and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our TV platform, product candidates, and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our TV platform, product candidates, and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our TV platform, product candidates, and other technologies might assert are infringed by our current or future TV platform, product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our TV platform, product candidates, or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our TV platform, product candidates, or other technologies, could be found to be infringed by our TV platform, product candidates, or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our TV platform, product candidates, or other technologies may infringe. Generative artificial intelligence ("AI") resources that are publicly available may also present a risk that a company may inadvertently obtain, incorporate, or use a third party's intellectual property.

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

As of March 31, 2025, we had approximately 443 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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

Business disruptions, including as a result of geopolitical events and global pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.

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

•potentially reduced protection for intellectual property rights;

•difficulties in compliance with non-U.S. laws and regulations;

•changes in non-U.S. regulations and customs, tariffs, and trade barriers;

•changes in non-U.S. currency exchange rates and currency controls;

•changes in a specific country’s or region’s political or economic environment;

•trade protection measures, import or export licensing requirements, or other restrictive government actions by U.S. or non-U.S. governments;

•differing reimbursement regimes, including price controls;

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

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

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

•market conditions in the pharmaceutical and biotechnology sectors; and

•other events or factors affecting general economic, industry, and market conditions, including bank failures or instability in the financial services sector, geopolitical events such as war and armed conflict, natural disasters, and public health crises.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock, and their respective affiliates beneficially own a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P. ("Baker Brothers"), if Baker Brothers were to beneficially own at least 10% of our common stock, we would have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, one individual designated by Baker Brothers, subject to customary conditions and exceptions.

This concentration of ownership may result in such holders exerting influence over us and may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities

On February 27, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain existing accredited investors for the private placement of (i) 3,244,689 shares of our common stock at a price of $17.07 per share and (ii) pre-funded warrants to purchase an aggregate of 26,046,065 shares of our common stock (the “Pre-Funded Warrants”) at a purchase price of $17.06 per Pre-Funded Warrant. The private placement closed on February 29, 2024, at which time we received net proceeds of approximately $499.3 million. The Pre-Funded Warrants are exercisable at an exercise price of $0.01 and will be exercisable until exercised in full. The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage not in excess of 19.99%, in the case of an increase, by providing at least 61 days’ prior notice to the Company. We have also granted a certain investor certain director nomination and additional registration rights, subject to certain exceptions, conditions, and limitations. We intend to use the net proceeds from the private placement to support our ongoing research and development activities, the acceleration and expansion of our proprietary BBB-crossing TV technology, as well as general corporate purposes and working capital. We have invested the funds received in short-term and long-term, interest-bearing investment-grade securities and government securities. We filed a registration statement to register the shares of common stock sold in the private placement (including the shares of common stock underlying the Pre-Funded Warrants) on March 22, 2024.

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
ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first quarter ended March 31, 2025.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

10.1#	Notice of Partial Termination from Genzyme Corporation to the Registrant, dated February 24, 2025	—	—	—	Filed herewith
10.2#	Notice of Partial Termination from Takeda Pharmaceutical Company Limited to the Registrant, dated February 25, 2025	—	—	—	Filed herewith
10.3	Amended Outside Director Compensation Policy	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	May 6, 2025	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2025	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)