Form 10-Q
period 2025-06-30
Denali Therapeutics Inc.
filed 2025-08-11
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of August 5, 2025 was 146,212,278. This number does not include 26,046,065 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of August 5, 2025 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in February 2024. See Note 7 — Common Stock to the registrant’s condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$141,207	$174,960
Short-term marketable securities	757,745	657,371
Prepaid expenses and other current assets	35,754	32,105
Total current assets	934,706	864,436
Long-term marketable securities	78,463	359,373
Property and equipment, net	58,717	55,236
Finance lease right-of-use asset	50,363	47,533
Operating lease right-of-use asset	21,022	22,861
Other non-current assets	22,970	24,741
Total assets	$1,166,241	$1,374,180
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,844	$11,137
Accrued compensation	12,068	24,728
Accrued clinical and other research and development costs	23,379	22,822
Accrued manufacturing costs	9,028	12,779
Operating lease liability, current	8,871	8,308
Deferred research and development funding liability, current	19,861	14,129
Other accrued costs and current liabilities	7,006	8,305
Total current liabilities	91,057	102,208
Operating lease liability, less current portion	32,110	36,673
Finance lease liability, less current portion	5,577	5,615
Deferred research funding and development liability, less current portion	10,444	—
Total liabilities	139,188	144,496
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 145,685,442 shares and 144,220,986 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,783	1,768
Additional paid-in capital	2,820,404	2,764,880
Accumulated other comprehensive income	939	2,020
Accumulated deficit	(1,796,073)	(1,538,984)
Total stockholders' equity	1,027,053	1,229,684
Total liabilities and stockholders’ equity	$1,166,241	$1,374,180
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$102,696	$91,399	$218,923	$198,415
General and administrative	32,267	25,194	61,620	50,430
Total operating expenses	134,963	116,593	280,543	248,845
Gain from divestiture of small molecule programs	—	—	—	14,537
Loss from operations	(134,963)	(116,593)	(280,543)	(234,308)
Interest and other income, net	10,844	17,567	23,454	33,480
Net loss	$(124,119)	$(99,026)	$(257,089)	$(200,828)
Net loss per share, basic and diluted	$(0.72)	$(0.59)	$(1.50)	$(1.26)
Weighted average number of shares outstanding, basic and diluted	171,449,847	168,831,329	171,336,568	159,117,759
Comprehensive loss
Net loss	$(124,119)	$(99,026)	$(257,089)	$(200,828)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(1,098)	(1,363)	(1,081)	(3,302)
Comprehensive loss	$(125,217)	$(100,389)	$(258,170)	$(204,130)

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	144,220,986	$1,768	$2,764,880	$2,020	$(1,538,984)	$1,229,684
Issuances under equity incentive plans	455,335	5	4,647	—	—	4,652
Vesting of restricted stock units	1,009,121	10	(10)	—	—	—
Stock-based compensation	—	—	50,887	—	—	50,887
Net loss	—	—	—	—	(257,089)	(257,089)
Other comprehensive loss	—	—	—	(1,081)	—	(1,081)
Balance at June 30, 2025	145,685,442	$1,783	$2,820,404	$939	$(1,796,073)	$1,027,053

Balance at March 31, 2025	145,251,258	$1,778	$2,790,825	$2,037	$(1,671,954)	$1,122,686
Issuances under equity incentive plans	341,543	4	4,053	—	—	4,057
Vesting of restricted stock units	92,641	1	(1)	—	—	—
Stock-based compensation	—	—	25,527	—	—	25,527
Net loss	—	—	—	—	(124,119)	(124,119)
Other comprehensive loss	—	—	—	(1,098)	—	(1,098)
Balance at June 30, 2025	145,685,442	$1,783	$2,820,404	$939	$(1,796,073)	$1,027,053

Balance at December 31, 2023	138,385,498	$1,711	$2,144,811	$643	$(1,116,211)	$1,030,954
Issuance of common stock and pre-funded warrants, net of issuance costs of $480	3,244,689	32	499,221	—	—	499,253
Issuances under equity incentive plans	657,522	7	7,771	—	—	7,778
Vesting of restricted stock units	835,873	7	(7)	—	—	—
Stock-based compensation	—	—	53,196	—	—	53,196
Net loss	—	—	—	—	(200,828)	(200,828)
Other comprehensive loss	—	—	—	(3,302)	—	(3,302)
Balance at June 30, 2024	143,123,582	$1,757	$2,704,992	$(2,659)	$(1,317,039)	$1,387,051

Balance at March 31, 2024	142,512,856	$1,751	$2,673,033	$(1,296)	$(1,218,013)	$1,455,475
Issuances under equity incentive plans	527,308	5	6,750	—	—	6,755
Vesting of restricted stock units	83,418	1	(1)	—	—	—
Stock-based compensation	—	—	25,210	—	—	25,210
Net loss	—	—	—	—	(99,026)	(99,026)
Other comprehensive loss	—	—	—	(1,363)	—	(1,363)
Balance at June 30, 2024	143,123,582	$1,757	$2,704,992	$(2,659)	$(1,317,039)	$1,387,051
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(257,089)	$(200,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,370	4,104
Stock–based compensation expense	50,547	52,940
Net accretion of discounts on marketable securities	(6,585)	(20,574)
Non-cash adjustment to operating lease expense	(2,161)	(1,976)
Right-of-use asset amortization for finance lease	1,798	—
Non-cash gain from divestiture of small molecule programs	—	(14,537)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,650)	(20,336)
Other non-current assets	3,022	—
Accounts payable	(43)	4,523
Accruals and other current liabilities	(14,151)	(18,496)
Deferred research and development funding liability	16,176	10,340
Net cash used in operating activities	(206,766)	(204,840)
Investing activities
Purchases of marketable securities	(137,926)	(955,802)
Maturities and sales of marketable securities	323,965	608,120
Purchases of property and equipment	(9,356)	(6,936)
Net cash provided by (used in) investing activities	176,683	(354,618)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs of $480	—	499,253
Proceeds from exercise of awards under equity incentive plans	4,652	7,778
Payments for finance lease right-of-use asset	(6,791)	—
Net cash (used in) provided by financing activities	(2,139)	507,031
Net decrease in cash, cash equivalents and restricted cash	(32,222)	(52,427)
Cash, cash equivalents and restricted cash at beginning of period	176,535	128,681
Cash, cash equivalents and restricted cash at end of period	$144,313	$76,254
Supplemental disclosures of cash flow information
Equity consideration received in the divestiture of small molecule programs (Note 10)	$—	$15,000

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

During the six months ended June 30, 2025 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2024 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2024 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Company had no off-balance sheet concentrations of credit risk.

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

Investments
The Company holds an equity investment in a venture-backed privately held company, Tenvie Therapeutics, Inc. ("Tenvie"). The privately held company is a Variable Interest Entity ("VIE"), but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE is limited to the value of the equity investment. The equity investment held by the Company lacks a readily determinable fair value and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investment for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no impairments during the three and six months ended June 30, 2025 and 2024.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are reported at fair value.
Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Condensed Consolidated Balance Sheets and restricted cash of $3.1 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively, which is included within other non-current assets in the Condensed Consolidated Balance Sheets.
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
Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. The weighted-average common shares outstanding as of June 30, 2025 and June 30, 2024 include pre-funded warrants to purchase shares of common stock that were issued in connection with the February 2024 private placement, as discussed further in Note 7 - "Common Stock".
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
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$109,037	$—	$—	$109,037
Short-term marketable securities:
U.S. government treasuries	720,131	—	—	720,131
Corporate debt securities	—	37,614	—	37,614
Long-term marketable securities:
U.S. government treasuries	66,852	—	—	66,852
Corporate debt securities	—	11,611	—	11,611
Total	$896,020	$49,225	$—	$945,245

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$126,728	$—	$—	$126,728
Short-term marketable securities:
U.S. government treasuries	629,400	—	—	629,400
Corporate debt securities	—	21,399	—	21,399
Commercial paper	—	6,572	—	6,572
Long-term marketable securities:
U.S. government treasuries	334,892	—	—	334,892
Corporate debt securities	—	24,481	—	24,481
Total	$1,091,020	$52,452	$—	$1,143,472

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels for the six months ended June 30, 2025 or for the year ended December 31, 2024.

3.    Marketable Securities
All marketable securities were considered available-for-sale at June 30, 2025 and December 31, 2024. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$719,188	$1,014	$(71)	$720,131
Corporate debt securities	37,498	116	—	37,614
Total short-term marketable securities	756,686	1,130	(71)	757,745
Long-term marketable securities:
U.S. government treasuries	66,664	188	—	66,852
Corporate debt securities	11,568	43	—	11,611
Total long-term marketable securities	78,232	231	—	78,463
Total	$834,918	$1,361	$(71)	$836,208

	December 31, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$627,809	$1,618	$(27)	$629,400
Corporate debt securities	21,337	62	—	21,399
Commercial paper	6,572	—	—	6,572
Total short-term marketable securities	655,718	1,680	(27)	657,371
Long-term marketable securities:
U.S. government treasuries	334,300	788	(196)	334,892
Corporate debt securities	24,354	127	—	24,481
Total long-term marketable securities	358,654	915	(196)	359,373
Total	$1,014,372	$2,595	$(223)	$1,016,744

As of June 30, 2025 and December 31, 2024, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of June 30, 2025 or December 31, 2024. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of June 30, 2025, all of the Company’s marketable securities have an effective maturity of less than two years.

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
The Company determined that this arrangement is an R&D funding arrangement under ASC 730. As the third party is sharing in the risk associated with research and development activities with the Company, the development funding is recognized as an obligation to perform contractual services. Accordingly, payments received will be recorded as a liability, and recognized by the Company as a reduction to research and development expenses over the estimated Phase 2a study period as the underlying research and development costs are incurred. Under this arrangement, the Company recognized a $3.8 million and $8.8 million offset to research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025, respectively, and the Company recognized a $2.3 million offset to research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for both the three and six months ended June 30, 2024.The Company recorded current and non-current deferred research and development funding liabilities of $19.9 million and $10.4 million, respectively on the Condensed Consolidated Balance Sheet as of June 30, 2025. The Company recorded a current deferred research and development funding liability of $14.1 million on the Consolidated Balance Sheet as of December 31, 2024.

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

On July 26, 2024, Denali and Biogen executed a Side Letter to the ROFN and Option Agreement, pursuant to which, effective as of the date of the Side Letter, Biogen terminated its license to the ATV:Abeta program enabled by Denali’s TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease, and granted Denali rights to data generated during the collaboration. The side letter also effected the immediate termination of the ROFN and Option Agreement; as such, the Company expects to receive no future milestone or royalty payments from Biogen related to the ATV:Abeta program. There were no changes to the terms of the LRRK2 Agreement during the three and six months ended June 30, 2025 or 2024.

The Company has no remaining performance obligations under the Biogen Collaboration Agreement, and therefore no contract liability remained on the Condensed Consolidated Balance Sheets as of June 30, 2025 or December 31, 2024. As of June 30, 2025, the Company had not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly-owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of June 30, 2025 or December 31, 2024.
On February 24, 2025, Denali and Sanofi executed a side letter terminating Sanofi's license to the central nervous system ("CNS") Products program including SAR443820/DNL788. Subsequent to this side letter, the Company expects to receive no future milestone or royalty payments from Sanofi related to the CNS Products program.
Under the Sanofi Collaboration Agreement, the Company is eligible to receive milestone payments totaling up to approximately $495.0 million upon achievement of certain clinical, regulatory and sales milestone events for Peripheral Products, and variable royalties on worldwide net sales. As of June 30, 2025, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.

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
As of June 30, 2025, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Takeda Collaboration Agreement:
PTV:PGRN cost sharing (reimbursements)	$(1,439)	$(1,138)	$(2,935)	$(2,338)
ATV:TREM2 cost sharing (reimbursements)	(10)	(215)	(147)	(728)
Total Takeda cost sharing (reimbursements)(1)	(1,449)	(1,353)	(3,082)	(3,066)
Biogen Collaboration Agreement: LRRK2 cost sharing payments(2)	4,229	4,440	8,880	9,229
Net cost sharing payments (reimbursements)	$2,780	$3,087	$5,798	$6,163
_________________________________
(1)Cost sharing reimbursements of $1.4 million and $1.5 million were recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.
(2)Cost sharing payments due to Biogen of $4.2 million and $2.5 million were recorded within accounts payable on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

6.     Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"). In April 2023, the Company entered into a finance lease for its clinical manufacturing site in Salt Lake City (the "SLC Lease"). Both leases are further described in Note 7, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K. Within the total ROU assets for the SLC Lease, the Company recorded assets of $44.4 million and $41.6 million as of June 30, 2025 and December 31, 2024, respectively, which were purchased by the Company but are considered to be owned by the landlord. The current finance lease liability is included in other accrued costs and current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025.
There were no changes to the terms of the leases recognized under ASC 842 during the three and six months ended June 30, 2025 or 2024.
Operating lease costs, excluding variable lease costs, were $1.9 million and $3.8 million for the three and six months ended June 30, 2025, respectively, and $1.9 million and $3.9 million for the three and six months ended June 30, 2024, respectively. Variable lease costs related to the operating lease were $1.2 million and $2.5 million for the three and six months ended June 30, 2025, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2024, respectively. Finance lease costs representing amortization of ROU assets and interest on lease liability were $0.9 million and $0.2 million, respectively, for the three months ended June 30, 2025, and $1.8 million and $0.4 million, respectively, for the six months ended June 30, 2025. There was no finance lease costs for the three and six months ended June 30, 2024.
The following tables contain a summary of other information pertaining to the Company’s leases for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash flows from operating lease	$2,948	$2,854	$5,833	$5,647

	As of June 30,
	2025	2024
Weighted-average remaining lease term (in years):
Operating lease	3.8 years	4.8 years
Finance lease	13.8 years	—
Weighted-average discount rate applied (%):
Operating lease	9.0%	9.0%
Finance lease	13.7%	—%

The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating and finance lease liabilities recorded in the Condensed Consolidated Balance Sheet as of June 30, 2025 (in thousands):

Year Ended December 31:	Operating Lease	Finance Lease
2025 (six months)	$5,960	$1,736
2026	12,182	794
2027	12,584	811
2028	13,001	829
2029	4,381	848
Thereafter	—	8,814
Total undiscounted lease payments	48,108	13,832
Less: present value adjustment	(7,127)	—
Less: imputed interest	—	(6,840)
Total future minimum lease payments	$40,981	$6,992
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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is not expected to be before January 2028. As of June 30, 2025 and December 31, 2024, the Company had total non-cancellable purchase commitments under the DMSA of $9.1 million and $36.7 million, respectively.
During the three months ended June 30, 2025 and 2024, the Company incurred costs of $1.3 million and $6.2 million, respectively, and made payments of $4.9 million and $16.8 million, respectively, for the development and manufacturing services rendered under the DMSA. During the six months ended June 30, 2025 and 2024, the Company incurred costs of $3.9 million and $22.6 million, respectively, and made payments of $10.9 million and $30.3 million, respectively, for the development and manufacturing services rendered under the DMSA.

In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $57.8 million and $24.1 million, as of June 30, 2025 and December 31, 2024, respectively, with certain amounts subject to cost sharing with Takeda.
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

The Pre-Funded Warrants were classified as a component of permanent equity in the Company’s consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the Pre-Funded Warrants issued in the private placement were outstanding as of June 30, 2025.
8.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 9, "Stock-Based Awards" to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K.
Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2024	18,660,150	$25.99
Granted	4,360,279	20.25
Exercised	(113,792)	5.23
Forfeited	(306,693)	27.48
Balance at June 30, 2025	22,599,944	$24.97
Vested and expected to vest at June 30, 2025	21,790,073	$25.87
Exercisable at June 30, 2025	13,450,734	$28.16

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Six Months Ended June 30,
	2025	2024
Expected term (in years)	5.50- 6.08	5.50 - 6.08
Volatility	64.8% - 68.7%	64.5% - 66.0%
Risk-free interest rate	3.7% - 4.5%	3.9% - 4.5%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the six months ended June 30, 2025:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2024	4,128,514	$27.33
Granted	2,134,261	19.73
Vested and released	(1,009,121)	32.61
Forfeited	(125,780)	22.74
Unvested and expected to vest at June 30, 2025	5,127,874	$23.24
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$15,188	$14,364	$30,325	$30,706
General and administrative	10,199	10,736	20,222	22,234
Total	$25,387	$25,100	$50,547	$52,940
9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(124,119)	$(99,026)	$(257,089)	$(200,828)

Denominator:
Weighted average number of:
Common stock shares outstanding	145,403,782	142,785,264	145,290,503	141,515,199
Private placement pre-funded warrants	26,046,065	26,046,065	26,046,065	17,602,560
Total	171,449,847	168,831,329	171,336,568	159,117,759
Net loss per share	$(0.72)	$(0.59)	$(1.50)	$(1.26)
Potentially dilutive securities, including options issued and outstanding, Employee Stock Purchase Plan (“ESPP”) shares issuable, and restricted shares subject to future vesting that were not included in the diluted per share calculations for the periods presented because they would be anti-dilutive totaled approximately 28.5 million and 23.3 million shares as of June 30, 2025 and 2024, respectively.
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

This divestiture did not meet the criteria for reporting discontinued operations as the sale does not represent a strategic shift in the Company’s business. The Company recognized a gain on divestiture of approximately $14.5 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the six months ended June 30, 2024, representing the difference between the fair value of the consideration received and the carrying amount of the Divested Assets.

The Company recorded the investment in the shares of Series A Preferred Stock at $15.0 million which represents the fair value of the shares on the date of issuance. There have been no subsequent observable price changes in orderly transactions for the identical or similar equity securities of Tenvie, and as such, the measurement of this investment remains unchanged, with the $15.0 million included within other non-current assets in the Condensed Consolidated Balance Sheets as of both June 30, 2025 and December 31, 2024.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Therapeutics Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
External research and development expenses - TV programs, including cost sharing	$37,594	$30,247	$84,052	$65,931
External research and development expenses - small molecule programs, including cost sharing	2,787	12,596	11,641	25,717
Other research and development expenses	22,060	14,504	42,706	30,386
Personnel related research and development expenses	40,255	34,052	80,524	76,381
Total research and development expenses	102,696	91,399	218,923	198,415
Personnel related general and administrative expenses	20,115	17,105	38,853	36,190
Other general and administrative expenses	12,152	8,089	22,767	14,240
Total general and administrative expenses	32,267	25,194	61,620	50,430
Segment operating expenses	134,963	116,593	280,543	248,845
Segment gain from divestiture of small molecule programs	—	—	—	14,537
Segment loss from operations	(134,963)	(116,593)	(280,543)	(234,308)
Segment interest and other income, net	10,844	17,567	23,454	33,480
Segment loss before income taxes	$(124,119)	$(99,026)	$(257,089)	$(200,828)

There is no difference between the segment loss before income taxes and total consolidated loss before income taxes for the three and six months ended June 30, 2025 and 2024.

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

•In May 2025, Biogen announced completion of enrollment in the Phase 2b LUMA study for early-stage Parkinson's disease with a readout expected in 2026;

•In July 2025, we announced that the FDA accepted our BLA for tividenofusp alfa for priority review, assigning a Prescription Drug User Fee Act (PDUFA) target action date of January 5, 2026, and we continue to prepare for commercial launch; and

•In August 2025, we announced we reached alignment with the FDA that cerebrospinal fluid heparan sulfate (CSF HS) may be considered a reasonably likely surrogate endpoint to predict clinical benefit and may therefore be used to support accelerated approval of DNL126 for MPS IIIA. Additional 49-week data from the ongoing open-label Phase 1/2 study are consistent with previously announced 25-week data, demonstrating a significant reduction in CSF HS from baseline, including normalization, and a safety profile that supports continued development. Enrollment in the Phase 1/2 study is nearly complete, and planning is underway for a confirmatory global Phase 3 study.
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

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net losses of $124.1 million and $257.1 million for the three and six months ended June 30, 2025, respectively, and $99.0 million and $200.8 million for the three and six months ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of $1.80 billion. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our TV platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
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

Results of Operations
Comparison of the three and six months ended June 30, 2025 and 2024

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$102,696	$91,399	$11,297	12%
General and administrative	32,267	25,194	7,073	28
Total operating expenses	134,963	116,593	18,370	16
Loss from operations	(134,963)	(116,593)	(18,370)	16
Interest and other income, net	10,844	17,567	(6,723)	(38)
Net loss	$(124,119)	$(99,026)	$(25,093)	25%

	Six Months Ended June 30, 2025		Change
	2025	2024	$	%
Operating expenses:
Research and development	$218,923	$198,415	$20,508	10%
General and administrative	61,620	50,430	11,190	22
Total operating expenses	280,543	248,845	31,698	13
Gain from divestiture of small molecule programs	—	14,537	(14,537)	*
Loss from operations	(280,543)	(234,308)	(46,235)	20
Interest and other income, net	23,454	33,480	(10,026)	(30)
Net loss	$(257,089)	$(200,828)	$(56,261)	28%
__________________________________________________
*Percentage is not meaningful.

Research and development expenses. Research and development expenses were $102.7 million and $218.9 million for the three and six months ended June 30, 2025, compared to $91.4 million and $198.4 million for the three and six months ended June 30, 2024, respectively.

The following table provides a breakdown of our research and development expenses by category (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
External research and development expenses - TV programs, including cost sharing	$37,594	$30,247	$7,347	24%
External research and development expenses - small molecule programs, including cost sharing	2,787	12,596	(9,809)	(78)
Other research and development expenses	22,060	14,504	7,556	52
Personnel related expenses(1)	40,255	34,052	6,203	18
Total research and development expenses	$102,696	$91,399	$11,297	12%
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $15.2 million and $14.4 million for the three months ended June 30, 2025 and 2024, respectively, reflecting an increase of $0.8 million.

The increase in research and development expenses of approximately $11.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was primarily attributable to the following:

•an increase of $7.3 million in TV program external research and development expenses, primarily attributable to increased spend on multiple preclinical programs;
•an increase of $7.6 million in other research and development expenses, including lab consumables, consultants and general facilities costs, driven by the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah; and
•an increase of $6.2 million in personnel-related expenses, including salaries and stock-based compensation, primarily driven by higher headcount related to the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah.

These increases were partially offset by a $9.8 million decrease in small molecule external research and development expenses, primarily due to the winding down of activities related to the Phase 2/3 HEALEY ALS Platform Trial.

	Six Months Ended June 30, 2025		Change
	2025	2024	$	%
External research and development expenses - TV programs, including cost sharing	$84,052	$65,931	$18,121	27%
External research and development expenses - small molecule programs, including cost sharing	11,641	25,717	(14,076)	(55)
Other research and development expenses	42,706	30,386	12,320	41
Personnel related expenses(1)	80,524	76,381	4,143	5
Total research and development expenses	$218,923	$198,415	$20,508	10%
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $30.3 million and $30.7 million for the six months ended June 30, 2025 and 2024, respectively, reflecting a decrease of $0.4 million.

The increase in research and development expenses of approximately $20.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily attributable to the following:

•an increase of $18.1 million in external research and development expenses, primarily attributable to increased spend on multiple preclinical programs. There was also an increase in expenditure in our clinical stage programs, including a $2.5 million increase in spend on our DNL126 programs;
•an increase of $12.3 million in other research and development expenses, including lab consumables, consultants and general facilities costs, driven by the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah; and
•an increase of $4.1 million in personnel-related expenses, including salaries and stock-based compensation, primarily driven by higher headcount related to the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah.

These increases were partially offset by a $14.1 million decrease in small molecule external research and development expenses primarily attributable to the following:

•a decrease of $8.7 million related to the winding down of activities related to DNL343 including the Phase 2/3 HEALEY ALS Platform Trial;
•a decrease of $3.5 million related to offset R&D funding related to the Collaboration and Development Funding Agreement with an unrelated third party, under which, starting in the second quarter of 2024, funding earned offsets LRRK2 program expenses; and
•the divestiture of our preclinical small molecule programs in March 2024.

General and administrative expenses. General and administrative expense was $32.3 million and $25.2 million for the three months ended June 30, 2025, and 2024, respectively, and $61.6 million and $50.4 million for the six months ended June 30, 2025, and 2024, respectively. The increases of $7.1 million for the three month period, and $11.2 million for the six month period, were both primarily driven by activities related to preparations for a potential commercial launch for tividenofusp alfa.
Gain from divestiture of small molecule programs. For a full description, see Item 2. Components of Operating Results included in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, we had cash, cash equivalents and marketable securities in the amount of $977.4 million. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.
Through June 30, 2025 we have obtained aggregate net proceeds of approximately $754.4 million from public offerings of our common stock, including $296.2 million obtained through the sale of 11.9 million shares of common stock in October 2022. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through June 30, 2025.
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

Through June 30, 2025, we have received $115.0 million, $225.0 million, $565.0 million and $50.0 million, pursuant to our collaboration and research and development funding agreements with Takeda, Sanofi, Biogen and an unrelated third party, respectively. These payments include upfront, option and milestone payments. Additionally, we have received $51.7 million and $16.2 million in gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $1.80 billion as of June 30, 2025. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of June 30, 2025, we had total undiscounted lease payment obligations of $61.9 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments as of June 30, 2025 of $66.9 million, with certain amounts subject to cost sharing with Takeda. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. Further, we may be required to make contingent payments under existing arrangements upon the achievement of defined clinical, regulatory and commercial milestones in certain programs, including contingent consideration payments to former shareholders of F-star under the F-star Gamma license, and milestone and royalty payments to Genentech under the Genentech License Agreement. These commitments are more fully described in Note 6 "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Note 4, "Acquisition, License Agreement and Research and Development Funding Collaboration Agreement" and Note 7, "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of our Annual Report on Form 10-K filed on February 27, 2025.

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(206,766)	$(204,840)
Net cash provided by (used in) investing activities	176,683	(354,618)
Net cash (used in) provided by financing activities	(2,139)	507,031
Net decrease in cash, cash equivalents and restricted cash	$(32,222)	$(52,427)
Net Cash Used In Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $206.8 million, which consisted of a net loss of $257.1 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net accretion of discounts on marketable securities, and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.

Net Cash Provided By (Used In) Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $176.7 million, which consisted of $324.0 million in proceeds from the maturities of marketable securities, partially offset by $137.9 million of purchases of marketable securities and $9.4 million capital expenditures to purchase property and equipment.
Net Cash (Used In) Provided By Financing Activities

During the six months ended June 30, 2025, cash used in financing activities was $2.1 million which consisted of the aggregate of $6.8 million of payments related to our finance lease, partially offset by the $4.7 million in proceeds from the exercise of stock options and the Company's ESPP.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the six months ended June 30, 2025.
Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2025, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $977.4 million as of June 30, 2025, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease, and lysosomal storage diseases, including Hunter syndrome and Sanfilippo syndrome. We commenced operations in May 2015, have no products approved for commercial sale, and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our clinical-stage programs are in various phases ranging from Phase 1 through Phase 3. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred significant net losses since our inception. Our net losses were $124.1 million and $257.1 million for the three and six months ended June 30, 2025, respectively, and net losses of $99.0 million and $200.8 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1.80 billion.

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

•provide additional internal infrastructure to support our continued research and development operations and commercialization efforts;

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

As of June 30, 2025, we had $977.4 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as geopolitical uncertainty, rising inflation or interest rates, the imposition of tariffs, risks associated with transactions denominated in foreign currency, or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in January 2025, we announced that the Phase 2/3 HEALEY ALS Platform Trial evaluating DNL343 for ALS did not meet primary and key secondary endpoints. We may in the future advance product candidates into clinical trials and terminate such trials prior to their completion.
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

We have focused our research and development efforts on addressing neurodegenerative and lysosomal storage diseases. Collectively, efforts by biopharmaceutical companies in the fields of neurodegenerative and lysosomal storage diseases have seen limited success in drug development. There are few effective therapeutic options available for patients with neurodegenerative diseases, such as Alzheimer’s disease and Parkinson’s disease, and lysosomal storage diseases, such as Hunter syndrome and Sanfilippo syndrome. Our future success is highly dependent on the successful development of our TV platform and our product candidates for treating neurodegenerative and lysosomal storage diseases. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative and lysosomal storage diseases subjects us to a number of challenges, including engineering product candidates to cross the BBB to enable optimal concentration of the therapeutic in the brain and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

Our approach to the treatment of neurodegenerative and lysosomal storage diseases aims to identify and select targets with a genetic link to neurodegenerative and lysosomal storage diseases; identify and develop molecules that engage the intended target; identify and develop biomarkers, which are biological molecules found in blood, other bodily fluids, or tissues that are signs of a normal or abnormal process or of a condition or disease, to select the right patient population and demonstrate target engagement, pathway engagement, and impact on disease progression of our molecules; and engineer our molecules to cross the BBB and act directly in the brain. This strategy may not prove to be successful. We may not be able to discover, develop, and utilize biomarkers to demonstrate target engagement, pathway engagement, and the impact on disease progression of our molecules. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to novel treatments.
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

We cannot be certain that our current clinical trials or any future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Even if such clinical trials are successfully completed, we cannot guarantee that the FDA will approve the product candidates for the proposed indications, and more trials could be required before we submit our product candidates for approval. For instance, although the FDA has accepted our biologics license application ("BLA") for accelerated approval of DNL310, we expect the FDA will require us to conduct a confirmatory trial post any approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval, such as requiring us to narrow our indications to a smaller subset, may also limit its commercial potential.

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

A number of large pharmaceutical and biotechnology companies are developing products for the treatment of the neurodegenerative and lysosomal storage disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease, Hunter syndrome, and Sanfilippo syndrome. Companies that we are aware are developing therapeutics in the neurodegenerative and lysosomal storage disease areas include companies with significant financial resources. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, our large molecule product candidates may face competition from biosimilar products. In the United States, our large molecule product candidates, including DNL310, are regulated by the FDA as biologic products. We have sought approval for DNL310 pursuant to the biologics license application ("BLA") pathway and may do so for other large molecule product candidates in our pipeline. The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"), created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our large molecule product candidates.

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Moreover, regulatory authorities may fail to approve companion diagnostics that we contemplate using with our therapeutic product candidates. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Changes to the leadership and staffing at federal agencies may impact our clinical development and timelines.

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
We are seeking accelerated approval of DNL310. If successful, we expect the FDA will require us to conduct a confirmatory study to verify the predicted clinical benefit and safety profile. The results from the confirmatory study may not support the clinical benefit or safety profile, which would result in approval being withdrawn. The Food and Drug Omnibus Reform Act reformed the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

Since its enactment, there have been executive, judicial and congressional challenges to certain aspects of the ACA and IRA. It is unclear how future litigation or healthcare measures will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business. We expect that the ACA and IRA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for any product candidates that are approved, our ability to receive or set a price we believe is fair for our products, our ability to attract investment, our ability to generate revenue or achieve profitability, the level of taxes we are required to pay, and the availability of capital.
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

Further, various states, such as California, Massachusetts, and Washington have implemented privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personal information. Where state laws are more protective than HIPAA, we must comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California has enacted legislation, the California Consumer Privacy Act ("CCPA"), which, among other things, requires covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA, as amended and expanded by the California Privacy Rights Act ("CPRA"), requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. Numerous other states in the United States have proposed or enacted similar legislation. Further, some states have enacted more specific legislation, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. The U.S. federal government is also contemplating federal privacy legislation. Additionally, the U.S. Department of Justice recently implemented a final rule that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China (and other designated countries). The GDPR, UK GDPR, CCPA, CPRA, and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability.
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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our TV platform and any proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our TV platform, programs and product candidates, as well as other technologies that are important to our business. Our portfolio includes technology and product candidates that are in the early stages of development, and the corresponding intellectual property is also at an early stage. In addition, we cannot be certain that any patents we own or in-license in the United States adequately cover the Fc domain portion of our TV platform that binds to transferrin receptor, or adequately cover the antibodies, enzymes or proteins being developed in our TV-enabled programs. We have filed or intend to file patent applications on these aspects of our technology and product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within twelve months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our TV platform, programs and product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such TV platform, programs, product candidates, and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our TV platform, programs and product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In Europe, as of June 1, 2023, the Unitary Patent Court ("UPC") has exclusive jurisdiction over Unitary Patents and offers a uniform and specialized framework for patent litigation at the European level. Furthermore, European applications have the option, upon grant of a patent, of becoming a Unitary Patent and therefore subject to UPC. This is a significant change in European patent practice. As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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

The majority of our operations are conducted at our facility in South San Francisco, a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region, and doing so may be costly and difficult.

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

As of June 30, 2025, we had approximately 486 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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

Our directors, executive officers, holders of more than 5% of our outstanding stock, and their respective affiliates beneficially own a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the approval of significant corporate transactions and the election of directors, as with the recent board nomination and election of a director designated by Baker Brothers Life Sciences L.P. and 667, L.P. ("Baker Brothers") pursuant to a nominating agreement.

Any concentration of ownership may result in such holders exerting influence over us and may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
Issuer Purchases of Equity Securities

Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

Departure of Directors or Certain Officers

Marc Tessier-Lavigne, our co-founder and a Board member, has recently informed us of his intention to step down from the Board effective September 1, 2025 to focus on his increased commitments as CEO and Chairman of Xaira Therapeutics, Inc. The Board extends its gratitude to Marc for his significant contributions to Denali over the past decade. We wish him and Xaira continued success.
Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter ended June 30, 2025.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

10.1	Executed Affiliate Registration Rights Agreement, dated June 3, 2025	8-K	001-38311	10.1	6/3/2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	August 11, 2025	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2025	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)