Form 10-Q
period 2025-09-30
Denali Therapeutics Inc.
filed 2025-11-06
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of October 31, 2025 was 146,661,833. This number does not include 26,046,065 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of October 31, 2025 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations) sold in the registrant’s private placement in February 2024. See Note 7 — Common Stock to the registrant’s condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$90,963	$174,960
Short-term marketable securities	757,241	657,371
Prepaid expenses and other current assets	34,394	32,105
Total current assets	882,598	864,436
Long-term marketable securities	24,703	359,373
Property and equipment, net	53,732	55,236
Finance lease right-of-use asset	49,447	47,533
Operating lease right-of-use asset	20,035	22,861
Other non-current assets	25,106	24,741
Total assets	$1,055,621	$1,374,180
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,745	$11,137
Accrued compensation	18,358	24,728
Accrued clinical and other research and development costs	23,355	22,822
Accrued manufacturing costs	5,002	12,779
Operating lease liability, current	9,164	8,308
Deferred research and development funding liability, current	22,580	14,129
Other accrued costs and current liabilities	4,942	8,305
Total current liabilities	90,146	102,208
Operating lease liability, less current portion	29,686	36,673
Finance lease liability, less current portion	5,554	5,615
Deferred research funding and development liability, less current portion	4,038	—
Total liabilities	129,424	144,496
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 146,625,722 shares and 144,220,986 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,793	1,768
Additional paid-in capital	2,846,278	2,764,880
Accumulated other comprehensive income	1,101	2,020
Accumulated deficit	(1,922,975)	(1,538,984)
Total stockholders' equity	926,197	1,229,684
Total liabilities and stockholders’ equity	$1,055,621	$1,374,180
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$101,950	$98,238	$320,873	$296,653
General and administrative	35,484	24,949	97,104	75,379
Total operating expenses	137,434	123,187	417,977	372,032
Gain from divestiture of small molecule programs	—	—	—	14,537
Loss from operations	(137,434)	(123,187)	(417,977)	(357,495)
Interest and other income, net	10,532	15,995	33,986	49,475
Net loss	$(126,902)	$(107,192)	$(383,991)	$(308,020)
Net loss per share, basic and diluted	$(0.74)	$(0.63)	$(2.24)	$(1.89)
Weighted average number of shares outstanding, basic and diluted	172,421,492	169,456,988	171,702,183	162,589,325
Comprehensive loss
Net loss	$(126,902)	$(107,192)	$(383,991)	$(308,020)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	162	8,188	(919)	4,886
Comprehensive loss	$(126,740)	$(99,004)	$(384,910)	$(303,134)

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	144,220,986	$1,768	$2,764,880	$2,020	$(1,538,984)	$1,229,684
Issuances under equity incentive plans	1,042,249	11	5,224	—	—	5,235
Vesting of restricted stock units	1,362,487	14	(14)	—	—	—
Stock-based compensation	—	—	76,188	—	—	76,188
Net loss	—	—	—	—	(383,991)	(383,991)
Other comprehensive loss	—	—	—	(919)	—	(919)
Balance at September 30, 2025	146,625,722	$1,793	$2,846,278	$1,101	$(1,922,975)	$926,197

Balance at June 30, 2025	145,685,442	$1,783	$2,820,404	$939	$(1,796,073)	$1,027,053
Issuances under equity incentive plans	586,914	6	577	—	—	583
Vesting of restricted stock units	353,366	4	(4)	—	—	—
Stock-based compensation	—	—	25,301	—	—	25,301
Net loss	—	—	—	—	(126,902)	(126,902)
Other comprehensive income	—	—	—	162	—	162
Balance at September 30, 2025	146,625,722	$1,793	$2,846,278	$1,101	$(1,922,975)	$926,197

Balance at December 31, 2023	138,385,498	$1,711	$2,144,811	$643	$(1,116,211)	$1,030,954
Issuance of common stock and pre-funded warrants, net of issuance costs of $480	3,244,689	32	499,221	—	—	499,253
Issuances under equity incentive plans	948,705	10	13,224	—	—	13,234
Vesting of restricted stock units	1,261,137	11	(11)	—	—	—
Stock-based compensation	—	—	78,188	—	—	78,188
Net loss	—	—	—	—	(308,020)	(308,020)
Other comprehensive income	—	—	—	4,886	—	4,886
Balance at September 30, 2024	143,840,029	$1,764	$2,735,433	$5,529	$(1,424,231)	$1,318,495

Balance at June 30, 2024	143,123,582	$1,757	$2,704,992	$(2,659)	$(1,317,039)	$1,387,051
Issuances under equity incentive plans	291,183	3	5,453	—	—	5,456
Vesting of restricted stock units	425,264	4	(4)	—	—	—
Stock-based compensation	—	—	24,992	—	—	24,992
Net loss	—	—	—	—	(107,192)	(107,192)
Other comprehensive income	—	—	—	8,188	—	8,188
Balance at September 30, 2024	143,840,029	$1,764	$2,735,433	$5,529	$(1,424,231)	$1,318,495
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(383,991)	$(308,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,317	5,942
Stock–based compensation expense	75,682	77,800
Net accretion of discounts on marketable securities	(8,611)	(28,952)
Non-cash adjustment to operating lease expense	(3,305)	(3,025)
Right-of-use asset amortization for finance lease	2,713	431
Non-cash gain from divestiture of small molecule programs	—	(14,537)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,287)	(2,625)
Other non-current assets	1,305	(1,178)
Accounts payable	(4,112)	151
Accruals and other current liabilities	(12,262)	6,090
Deferred research and development funding liability	12,489	3,944
Net cash used in operating activities	(314,062)	(263,979)
Investing activities
Purchases of marketable securities	(188,555)	(1,056,263)
Maturities and sales of marketable securities	431,046	806,120
Purchases of property and equipment	(7,978)	(10,820)
Net cash provided by (used in) investing activities	234,513	(260,963)
Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs of $480	—	499,253
Proceeds from exercise of awards under equity incentive plans	5,235	13,234
Payments for finance lease right-of-use asset	(8,152)	(24,015)
Net cash (used in) provided by financing activities	(2,917)	488,472
Net decrease in cash, cash equivalents and restricted cash	(82,466)	(36,470)
Cash, cash equivalents and restricted cash at beginning of period	176,535	128,681
Cash, cash equivalents and restricted cash at end of period	$94,069	$92,211
Supplemental disclosures of cash flow information
Equity consideration received in the divestiture of small molecule programs (Note 10)	$—	$15,000

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

During the nine months ended September 30, 2025 there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2024 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2024 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company had no off-balance sheet concentrations of credit risk.

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

Investments
The Company holds an equity investment in a venture-backed privately held company, Tenvie Therapeutics, Inc. ("Tenvie"). The privately held company is a Variable Interest Entity ("VIE"), but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE is limited to the value of the equity investment. The equity investment held by the Company lacks a readily determinable fair value and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investment for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no impairments during the three and nine months ended September 30, 2025 and 2024.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are reported at fair value.
Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Condensed Consolidated Balance Sheets and restricted cash of $3.1 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively, which is included within other non-current assets in the Condensed Consolidated Balance Sheets.
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
Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. The weighted-average common shares outstanding as of September 30, 2025 and September 30, 2024 include pre-funded warrants to purchase shares of common stock that were issued in connection with the February 2024 private placement, as discussed further in Note 7 - "Common Stock".
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
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$25,645	$—	$—	$25,645
Short-term marketable securities:
U.S. government treasuries	721,058	—	—	721,058
Corporate debt securities	—	36,183	—	36,183
Long-term marketable securities:
Corporate debt securities	—	24,703	—	24,703
Total	$746,703	$60,886	$—	$807,589

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$126,728	$—	$—	$126,728
Short-term marketable securities:
U.S. government treasuries	629,400	—	—	629,400
Corporate debt securities	—	21,399	—	21,399
Commercial paper	—	6,572	—	6,572
Long-term marketable securities:
U.S. government treasuries	334,892	—	—	334,892
Corporate debt securities	—	24,481	—	24,481
Total	$1,091,020	$52,452	$—	$1,143,472

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels for the nine months ended September 30, 2025 or for the year ended December 31, 2024.

3.    Marketable Securities
All marketable securities were considered available-for-sale at September 30, 2025 and December 31, 2024. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$719,784	$1,276	$(2)	$721,058
Corporate debt securities	36,094	89	—	36,183
Total short-term marketable securities	755,878	1,365	(2)	757,241
Long-term marketable securities:
Corporate debt securities	24,614	89	—	24,703
Total long-term marketable securities	24,614	89	—	24,703
Total	$780,492	$1,454	$(2)	$781,944

	December 31, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$627,809	$1,618	$(27)	$629,400
Corporate debt securities	21,337	62	—	21,399
Commercial paper	6,572	—	—	6,572
Total short-term marketable securities	655,718	1,680	(27)	657,371
Long-term marketable securities:
U.S. government treasuries	334,300	788	(196)	334,892
Corporate debt securities	24,354	127	—	24,481
Total long-term marketable securities	358,654	915	(196)	359,373
Total	$1,014,372	$2,595	$(223)	$1,016,744

As of September 30, 2025 and December 31, 2024, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of September 30, 2025 or December 31, 2024. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of September 30, 2025, all of the Company’s marketable securities have an effective maturity of less than two years.

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
The Company determined that this arrangement is an R&D funding arrangement under ASC 730. As the third party is sharing in the risk associated with research and development activities with the Company, the development funding is recognized as an obligation to perform contractual services. Accordingly, payments received will be recorded as a liability, and recognized by the Company as a reduction to research and development expenses over the estimated Phase 2a study period as the underlying research and development costs are incurred. Under this arrangement, the Company recognized an offset to research and development expenses of $3.7 million and $12.5 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025, respectively, and $2.5 million and $4.8 million for the three and nine months ended September 30, 2024, respectively. The Company recorded current and non-current deferred research and development funding liabilities of $22.6 million and $4.0 million, respectively on the Condensed Consolidated Balance Sheet as of September 30, 2025. The Company recorded a current deferred research and development funding liability of $14.1 million on the Consolidated Balance Sheet as of December 31, 2024.

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

On July 26, 2024, Denali and Biogen executed a Side Letter to the ROFN and Option Agreement, pursuant to which, effective as of the date of the Side Letter, Biogen terminated its license to the ATV:Abeta program enabled by Denali’s TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease, and granted Denali rights to data generated during the collaboration. The side letter also effected the immediate termination of the ROFN and Option Agreement; as such, the Company expects to receive no future milestone or royalty payments from Biogen related to the ATV:Abeta program. There were no changes to the terms of the LRRK2 Agreement during the three and nine months ended September 30, 2025 or 2024.

The Company has no remaining performance obligations under the Biogen Collaboration Agreement, and therefore no contract liability remained on the Condensed Consolidated Balance Sheets as of September 30, 2025 or December 31, 2024. As of September 30, 2025, the Company had not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly-owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of September 30, 2025 or December 31, 2024.
On February 24, 2025, Denali and Sanofi executed a side letter terminating Sanofi's license to the central nervous system ("CNS") Products program including SAR443820/DNL788. Subsequent to this side letter, the Company expects to receive no future milestone or royalty payments from Sanofi related to the CNS Products program.
Under the Sanofi Collaboration Agreement, the Company is eligible to receive milestone payments totaling up to approximately $495.0 million upon achievement of certain clinical, regulatory and sales milestone events for Peripheral Products, and variable royalties on worldwide net sales. As of September 30, 2025, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.

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
As of September 30, 2025, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Takeda Collaboration Agreement:
PTV:PGRN cost sharing (reimbursements)	$(1,929)	$(1,211)	$(4,864)	$(3,549)
ATV:TREM2 cost sharing (reimbursements)	—	(208)	(147)	(936)
Total Takeda cost sharing (reimbursements)(1)	(1,929)	(1,419)	(5,011)	(4,485)
Biogen Collaboration Agreement: LRRK2 cost sharing payments(2)	4,100	4,965	12,980	14,194
Net cost sharing payments (reimbursements)	$2,171	$3,546	$7,969	$9,709
_________________________________
(1)Cost sharing reimbursements of $1.9 million and $1.5 million were recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.
(2)Cost sharing payments due to Biogen of $4.1 million and $2.5 million were recorded within accounts payable on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

6.     Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"). In April 2023, the Company entered into a finance lease for its clinical manufacturing site in Salt Lake City (the "SLC Lease"). Both leases are further described in Note 7, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K. Upon completion of construction in the second quarter of 2025, the Company recorded total assets of approximately $47.4 million within the Finance lease ROU asset, which were purchased by the Company but are considered to be owned by the landlord. The current finance lease liability is included in other accrued costs and current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2025.
There were no changes to the terms of the leases recognized under ASC 842 during the three and nine months ended September 30, 2025 or 2024.
Operating lease costs, excluding variable lease costs, were $1.9 million and $5.7 million for the three and nine months ended September 30, 2025, respectively, and $1.9 million and $5.8 million for the three and nine months ended September 30, 2024, respectively. Variable lease costs related to the operating lease were $1.5 million and $4.1 million for the three and nine months ended September 30, 2025, respectively, and $1.6 million and $3.9 million for the three and nine months ended September 30, 2024, respectively.
Finance lease costs representing amortization of ROU assets and interest on lease liability were $0.9 million and $0.2 million, respectively, for the three months ended September 30, 2025, and $2.7 million and $0.5 million, respectively, for the nine months ended September 30, 2025. Finance lease costs representing amortization of ROU assets and interest on lease liability were $0.4 million and $0.1 million, respectively, for both the three and nine months ended September 30, 2024.
The following tables contain a summary of other information pertaining to the Company’s leases for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash flows from operating lease	$2,980	$2,885	$8,813	$8,532

	As of September 30,
	2025	2024
Weighted-average remaining lease term (in years):
Operating lease	3.6 years	4.6 years
Finance lease	13.5 years	14.5 years
Weighted-average discount rate applied (%):
Operating lease	9.0%	9.0%
Finance lease	13.7%	13.7%

The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating and finance lease liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2025 (in thousands):

Year Ended December 31:	Operating Lease	Finance Lease
2025 (three months)	$2,980	$195
2026	12,182	794
2027	12,584	811
2028	13,001	829
2029	4,381	848
Thereafter	—	8,814
Total undiscounted lease payments	45,128	12,291
Less: present value adjustment	(6,278)	—
Less: imputed interest	—	(6,661)
Total future minimum lease payments	$38,850	$5,630
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
Commitments
Effective September 2017, the Company entered into a Development and Manufacturing Services Agreement as amended (“DMSA”) with Lonza Sales AG (“Lonza”) for the development and manufacture of biologic products. Under the DMSA, the Company will execute purchase orders based on project plans authorizing Lonza to provide development and manufacturing services with respect to certain of the Company's antibody and enzyme products, and will pay for the services provided and batches delivered in accordance with the DMSA and project plan. Unless earlier terminated, the DMSA will expire when all development and manufacturing services are completed, which is not expected to be before January 2028. As of September 30, 2025 and December 31, 2024, the Company had total non-cancellable purchase commitments under the DMSA of $7.5 million and $36.7 million, respectively.
During the three months ended September 30, 2025 and 2024, the Company incurred costs of $0.7 million and $6.0 million, respectively, and made payments of $1.0 million and $1.9 million, respectively, for the development and manufacturing services rendered under the DMSA. During the nine months ended September 30, 2025 and 2024, the Company incurred costs of $4.6 million and $28.6 million, respectively, and made payments of $11.9 million and $32.2 million, respectively, for the development and manufacturing services rendered under the DMSA.

In the normal course of business, the Company enters into other firm purchase commitments primarily related to research and development activities. The Company had contractual obligations under certain clinical and manufacturing agreements other than the DMSA of $31.9 million and $24.1 million, as of September 30, 2025 and December 31, 2024, respectively, with certain amounts subject to cost sharing with Takeda.
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

The Pre-Funded Warrants were classified as a component of permanent equity in the Company’s consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the Pre-Funded Warrants issued in the private placement were outstanding as of September 30, 2025.
8.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 9, "Stock-Based Awards" to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K.
Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2024	18,660,150	$25.99
Granted	4,800,129	19.70
Exercised	(700,706)	1.68
Forfeited	(472,987)	26.27
Expired	(844,371)	0.68
Balance at September 30, 2025	21,442,215	$26.37
Vested and expected to vest at September 30, 2025	21,442,215	$26.37
Exercisable at September 30, 2025	13,292,134	$29.41

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Nine Months Ended September 30,
	2025	2024
Expected term (in years)	5.50- 6.08	5.50 - 6.08
Volatility	64.8% - 68.7%	64.5% - 66.0%
Risk-free interest rate	3.6% - 4.5%	3.7% - 4.5%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the nine months ended September 30, 2025:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2024	4,128,514	$27.33
Granted	2,572,097	18.84
Vested and released	(1,362,487)	32.32
Forfeited	(160,762)	21.84
Unvested and expected to vest at September 30, 2025	5,177,362	$21.97
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$15,178	$14,141	$45,503	$44,847
General and administrative	9,957	10,719	30,179	32,953
Total	$25,135	$24,860	$75,682	$77,800
9.    Net Loss Per Share
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(126,902)	$(107,192)	$(383,991)	$(308,020)

Denominator:
Weighted average number of:
Common stock shares outstanding	146,375,427	143,410,923	145,656,118	142,151,719
Private placement pre-funded warrants	26,046,065	26,046,065	26,046,065	20,437,606
Total	172,421,492	169,456,988	171,702,183	162,589,325
Net loss per share	$(0.74)	$(0.63)	$(2.24)	$(1.89)
Potentially dilutive securities, including options issued and outstanding, Employee Stock Purchase Plan (“ESPP”) shares issuable, and restricted shares subject to future vesting that were not included in the diluted per share calculations for the periods presented because they would be anti-dilutive totaled approximately 27.4 million and 22.7 million shares as of September 30, 2025 and 2024, respectively.
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

The Company recorded the investment in the shares of Series A Preferred Stock at $15.0 million which represents the fair value of the shares on the date of issuance. There have been no subsequent observable price changes in orderly transactions for the identical or similar equity securities of Tenvie, and as such, the measurement of this investment remains unchanged, with the $15.0 million included within other non-current assets in the Condensed Consolidated Balance Sheets as of both September 30, 2025 and December 31, 2024.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Therapeutics Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
External research and development expenses - TV programs, including cost sharing	$35,157	$35,436	$119,209	$101,367
External research and development expenses - small molecule programs, including cost sharing	2,048	12,227	13,689	37,944
Other research and development expenses	23,008	15,257	65,714	45,643
Personnel related research and development expenses	41,737	35,318	122,261	111,699
Total research and development expenses	101,950	98,238	320,873	296,653
Personnel related general and administrative expenses	22,079	17,643	60,932	53,833
Other general and administrative expenses	13,405	7,306	36,172	21,546
Total general and administrative expenses	35,484	24,949	97,104	75,379
Segment operating expenses	137,434	123,187	417,977	372,032
Segment gain from divestiture of small molecule programs	—	—	—	14,537
Segment loss from operations	(137,434)	(123,187)	(417,977)	(357,495)
Segment interest and other income, net	10,532	15,995	33,986	49,475
Segment loss before income taxes	$(126,902)	$(107,192)	$(383,991)	$(308,020)

There is no difference between the segment loss before income taxes and total consolidated loss before income taxes for the three and nine months ended September 30, 2025 and 2024.

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

•Eclitasertib (SAR443122/DNL758), a peripheral and non-central nervous system ("CNS") penetrant small molecule RIPK1 inhibitor, is being developed by Sanofi to address peripheral inflammatory diseases such as ulcerative colitis ("UC");

•DNL628 (OTV:MAPT), composed of an antisense oligonucleotide ("ASO") against MAPT fused to TV, designed to suppress gene expression of MAPT encoding the tau protein with the goal of treating Alzheimer's disease ("AD"); and

•DNL952 (ETV:GAA), composed of acid alpha-glucosidase ("GAA") fused to TV and engineered to replace GAA in all tissues, with the goal of treating Pompe disease.

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	tividenofusp alfa, or DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
ETV:SGSH	DNL126	Ph 1/2	Sanfilippo syndrome Type A (MPS IIIA)	Denali
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda
LRRK2	BIIB122/DNL151	Ph 2a	Parkinson's disease	Denali
		Ph 2b		Joint with Biogen
RIPK1 (Peripheral)	eclitasertib, or SAR443122/DNL758	Ph 2	UC	Sanofi
OTV:MAPT	DNL628*	Ph 1b planned	Alzheimer’s disease	Denali
ETV:GAA	DNL952*	Ph 1 planned	Pompe disease	Denali
______________________________________________________________________________
*Regulatory application has been submitted to begin clinical testing

Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our TV platform, assembling our core capabilities in understanding key neurodegenerative and lysosomal storage disease pathways, operationalizing clinical trials, building manufacturing capabilities and establishing commercial capabilities.
Key operational milestones in 2025 to date include:

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

•In July 2025, we announced that the FDA accepted our BLA for tividenofusp alfa for priority review, assigning a Prescription Drug User Fee Act (PDUFA) target action date of January 5, 2026;

•In August 2025, we announced we reached alignment with the FDA that cerebrospinal fluid heparan sulfate (CSF HS) may be considered a reasonably likely surrogate endpoint to predict clinical benefit and may therefore be used to support accelerated approval of DNL126 for MPS IIIA. Additional 49-week data from the ongoing open-label Phase 1/2 study are consistent with previously announced 25-week data, demonstrating a significant reduction in CSF HS from baseline, including normalization, and a safety profile that supports continued development;

•In September 2025, we completed enrollment in the ongoing Phase 1/2 study of DNL126 to support an accelerated approval pathway in MPS IIIA, and a global Phase 3 confirmatory study is being planned;

•In October 2025, we announced that the FDA has extended its review timeline of the BLA seeking accelerated approval of tividenofusp alfa. The PDUFA target date has been extended from January 5, 2026, to April 5, 2026. We continue to prepare for commercial launch;

•In October 2025, we submitted a Clinical Trial Application ("CTA") for DNL628 (OTV:MAPT) to initiate clinical studies in Alzheimer’s disease; and

•In October 2025, we submitted an Investigational New Drug ("IND") application for DNL952 (ETV:GAA) to begin clinical studies in Pompe disease.
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

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net losses of $126.9 million and $384.0 million for the three and nine months ended September 30, 2025, respectively, and $107.2 million and $308.0 million for the three and nine months ended September 30, 2024. As of September 30, 2025, we had an accumulated deficit of $1.92 billion. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our TV platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Results of Operations
Comparison of the three and nine months ended September 30, 2025 and 2024

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$101,950	$98,238	$3,712	4%
General and administrative	35,484	24,949	10,535	42
Total operating expenses	137,434	123,187	14,247	12
Loss from operations	(137,434)	(123,187)	(14,247)	12
Interest and other income, net	10,532	15,995	(5,463)	(34)
Net loss	$(126,902)	$(107,192)	$(19,710)	18%

	Nine Months Ended September 30, 2025		Change
	2025	2024	$	%
Operating expenses:
Research and development	$320,873	$296,653	$24,220	8%
General and administrative	97,104	75,379	21,725	29
Total operating expenses	417,977	372,032	45,945	12
Gain from divestiture of small molecule programs	—	14,537	(14,537)	*
Loss from operations	(417,977)	(357,495)	(60,482)	17
Interest and other income, net	33,986	49,475	(15,489)	(31)
Net loss	$(383,991)	$(308,020)	$(75,971)	25%
__________________________________________________
*Percentage is not meaningful.

Research and development expenses. Research and development expenses were $102.0 million and $320.9 million for the three and nine months ended September 30, 2025, compared to $98.2 million and $296.7 million for the three and nine months ended September 30, 2024, respectively.

The following tables provide a breakdown of our research and development expenses by category (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
External research and development expenses - TV programs, including cost sharing	$35,157	$35,436	$(279)	(1)%
External research and development expenses - small molecule programs, including cost sharing	2,048	12,227	(10,179)	(83)
Other research and development expenses	23,008	15,257	7,751	51
Personnel related expenses(1)	41,737	35,318	6,419	18
Total research and development expenses	$101,950	$98,238	$3,712	4%
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $15.2 million and $14.1 million for the three months ended September 30, 2025 and 2024, respectively, reflecting an increase of $1.1 million.

The increase in research and development expenses of approximately $3.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily attributable to the following:

•an increase of $7.8 million in other research and development expenses, including lab consumables, consultants and general facilities costs, driven by the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah; and
•an increase of $6.4 million in personnel-related expenses, including salaries and stock-based compensation, primarily driven by higher headcount related to the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah.

These increases were partially offset by a $10.2 million decrease in small molecule external research and development expenses, primarily due to the winding down of activities related to the Phase 2/3 HEALEY ALS Platform Trial in 2025.

	Nine Months Ended September 30, 2025		Change
	2025	2024	$	%
External research and development expenses - TV programs, including cost sharing	$119,209	$101,367	$17,842	18%
External research and development expenses - small molecule programs, including cost sharing	13,689	37,944	(24,255)	(64)
Other research and development expenses	65,714	45,643	20,071	44
Personnel related expenses(1)	122,261	111,699	10,562	9
Total research and development expenses	$320,873	$296,653	$24,220	8%
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $45.5 million and $44.8 million for the nine months ended September 30, 2025 and 2024, respectively, reflecting an increase of $0.7 million.

The increase in research and development expenses of approximately $24.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily attributable to the following:

•an increase of $17.8 million in TV program external research and development expenses, primarily attributable to increased spend on multiple preclinical programs including OTV:MAPT and ETV:GAA, as well as an increase in expenses of $4.9 million on our DNL126 program. These increases were partially offset by a decrease in expenses related to our DNL310 program of $6.5 million;
•an increase of $20.1 million in other research and development expenses, including lab consumables, consultants and general facilities costs, driven by the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah; and
•an increase of $10.6 million in personnel-related expenses, including salaries and stock-based compensation, primarily driven by higher headcount related to the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah.

These increases were partially offset by a $24.3 million decrease in small molecule external research and development expenses primarily attributable to the following:

•a decrease of $16.3 million related to the winding down of activities related to our DNL343 program including the Phase 2/3 HEALEY ALS Platform Trial in 2025;
•a decrease of $7.8 million for our LRRK2 program related to the R&D funding from our Collaboration and Development Funding Agreement with an unrelated third party, under which, starting in the second quarter of 2024, program expenses were offset; and
•the divestiture of our preclinical small molecule programs in March 2024.

General and administrative expenses. General and administrative expense was $35.5 million and $24.9 million for the three months ended September 30, 2025, and 2024, respectively, and $97.1 million and $75.4 million for the nine months ended September 30, 2025, and 2024, respectively. The increases of $10.6 million for the three month period, and $21.7 million for the nine months ended, were both primarily driven by activities related to preparations for a potential commercial launch for tividenofusp alfa.
Gain from divestiture of small molecule programs. For a full description, see Item 2. Components of Operating Results included in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, we had cash, cash equivalents and marketable securities in the amount of $872.9 million. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.
Through September 30, 2025 we have obtained aggregate net proceeds of approximately $754.4 million from public offerings of our common stock, including $296.2 million obtained through the sale of 11.9 million shares of common stock in October 2022. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through September 30, 2025.
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

Through September 30, 2025, we have received $115.0 million, $225.0 million, $565.0 million and $50.0 million, pursuant to our collaboration and research and development funding agreements with Takeda, Sanofi, Biogen and an unrelated third party, respectively. These payments include upfront, option and milestone payments. Additionally, we have received $53.1 million and $16.2 million in gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $1.92 billion as of September 30, 2025. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, and certain clinical and manufacturing agreements, including the DMSA with Lonza Sales AG ("Lonza") for the development and manufacture of biologic products. As of September 30, 2025, we had total undiscounted lease payment obligations of $57.4 million. Under the DMSA with Lonza, and certain other clinical and manufacturing agreements, we had total non-refundable purchase commitments as of September 30, 2025 of $39.4 million. While the lease obligations span multiple years, the majority of the purchase commitments with Lonza and other clinical and manufacturing agreements are due within twelve months, with some spanning several years. Further, we may be required to make contingent payments under existing arrangements upon the achievement of defined clinical, regulatory and commercial milestones in certain programs, including contingent consideration payments to former shareholders of F-star under the F-star Gamma license, and milestone and royalty payments to Genentech under the Genentech License Agreement. These commitments are more fully described in Note 6 "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Note 4, "Acquisition, License Agreement and Research and Development Funding Collaboration Agreement" and Note 7, "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of our Annual Report on Form 10-K filed on February 27, 2025.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(314,062)	$(263,979)
Net cash provided by (used in) investing activities	234,513	(260,963)
Net cash (used in) provided by financing activities	(2,917)	488,472
Net decrease in cash, cash equivalents and restricted cash	$(82,466)	$(36,470)
Net Cash Used In Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $314.1 million, which consisted of a net loss of $384.0 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net accretion of discounts on marketable securities, and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash Provided By (Used In) Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $234.5 million, which consisted of $431.0 million in proceeds from the maturities of marketable securities, partially offset by $188.6 million of purchases of marketable securities and $8.0 million capital expenditures to purchase property and equipment.
Net Cash (Used In) Provided By Financing Activities

During the nine months ended September 30, 2025, cash used in financing activities was $2.9 million which consisted of the aggregate of $8.2 million of payments related to our finance lease, partially offset by the $5.2 million in proceeds from the exercise of stock options and the Company's ESPP.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the nine months ended September 30, 2025.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $872.9 million as of September 30, 2025, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. Our net losses were $126.9 million and $384.0 million for the three and nine months ended September 30, 2025, respectively, and net losses of $107.2 million and $308.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1.92 billion.

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

•general economic conditions; and

•addressing any delays in our clinical trials or other impacts from a global emergency.

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

As of September 30, 2025, we had $872.9 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as geopolitical uncertainty, rising inflation or interest rates, the imposition of tariffs, risks associated with transactions denominated in foreign currency, or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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
Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an investigational new IND, or a CTA, will result in the FDA or EMA, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Even if such clinical trials are successfully completed, we cannot guarantee that the FDA will approve the product candidates for the proposed indications, and more information or trials could be required before we submit our product candidates for approval. For instance, although the FDA has accepted our biologics license application ("BLA") for accelerated approval of DNL310, our PDUFA target date was extended to enable the submission of updated clinical pharmacology information in response to an information request from the FDA. It is also possible that the FDA could require us to conduct a confirmatory trial. To the extent that the results of such trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval, such as requiring us to narrow our indications to a smaller subset, may also limit its commercial potential.

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

Our most advanced product candidates, DNL310, DNL126, BIIB122/DNL151, eclitasertib (SAR443122/DNL758), TAK-594/DNL593, DNL628, and DNL952 are currently our only clinical stage product candidates. Adverse events and other side effects may result from higher dosing, repeated dosing, and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates. For example, in August 2023, together with our collaboration partner Takeda, we made the strategic decision to discontinue clinical development of TAK-920/DNL919 in Alzheimer's disease following a clinical hold by the FDA.

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

As of September 30, 2025, we had approximately 517 employees, all of whom were full-time. As our development plans and strategies develop, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
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

•failure to commercialize our TV platform;

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
ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As disclosed in the table below, during the third quarter of 2025, certain directors adopted a “Rule 10b5-1 trading arrangement”. This plan provides for the sale of our common stock and is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(1)	Maximum Total Shares of Common Stock to be Sold Under the Plan(2)
Steve Krognes	Director	9/10/2025	12/10/2026	180,000
__________________________________________________
(1)In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
(2)This amount represents the maximum total shares that could be sold under the plan, but the amounts may change for executive officers due to the sale of shares to satisfy tax withholding requirements.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the third quarter ended September 30, 2025.
Increase in Size of Board; Appointment of New Director

On November 4, 2025, the Company's Board of Directors ("Board") increased the size of the Board from eight members to nine members and appointed Tim Van Hauwermeiren to serve as a Class I director, with a term expiring at the Company’s 2027 annual meeting of the stockholders.

In accordance with the Company’s amended outside director compensation policy (the “Policy”), Mr. Van Hauwermeiren will receive annual cash compensation of $50,000 for his services as a member of the Board, payable quarterly in arrears on a pro-rata basis, and on November 4, 2025, Mr. Van Hauwermeiren was automatically granted an initial award of a nonstatutory stock option to purchase shares of the Company’s common stock and an initial award RSU, together having an aggregate company-assessed value of approximately $700,000. 60% of the value of the initial awards is in the Initial Option, while the remaining 40% is in the Initial RSU. For purposes of the Policy, the Company values RSUs as 1 RSU for every 2 shares subject to an option. The Initial Option vests as to 25% of the shares on the one-year anniversary of the grant date and as to 1/48th of the shares on each monthly anniversary of the grant date thereafter, provided that he remains a non-employee director through the applicable vesting date. The Initial RSU award vests over a four-year period, with 1/4th of the shares vesting on each anniversary of the grant date (or, for the last tranche that otherwise would vest on the fourth anniversary of the grant date, on such anniversary or, if earlier, on the day prior to the Company’s next annual meeting of stockholders occurring after the third anniversary of the grant date), provided that he remains a non-employee director through the applicable vesting date. Initial awards to Mr. Van Hauwermeiren were granted under and subject to terms of the Company’s 2017 Equity Incentive Plan.

Mr. Van Hauwermeiren will be eligible for equity awards on the same terms as other continuing non-employee members of the Board. The Policy provides that on the date of each annual meeting of stockholders, each non-employee director who has been a director for six months or more on the date of the annual meeting will automatically be granted a nonstatutory stock option to purchase shares of the Company’s common stock and a RSU, together having an aggregate company-assessed value of approximately $400,000. 60% of the value of the awards will be in the Annual Option, while the remaining 40% will be in the Annual RSU. Each Annual Option and Annual RSU will vest fully on the earlier of the one year anniversary of the grant date or the day prior to the next annual meeting of stockholders held after the grant date, provided that he remains a non-employee director through the applicable vesting date.

Mr. Van Hauwermeiren also executed the Company’s standard form of indemnification agreement, a copy of which has been filed as Exhibit 10.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-221522) filed with the Securities and Exchange Commission on December 7, 2017.

There is no arrangement or understanding between Mr. Van Hauwermeiren and any other persons pursuant to which Mr. Van Hauwermeiren was elected as a director. In addition, Mr. Van Hauwermeiren is not a party to any transaction, or series of transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K. The Board has determined that Mr. Van Hauwermeiren is independent under the applicable Nasdaq rules.
Departure of Chief Medical Officer

On November 6, 2025, the Company announced that Carole Ho, M.D., the Company's Chief Medical Officer and Head of Development, will be departing to pursue a new career opportunity. In connection with the announcement of Dr. Ho's departure, the Company also announced that Peter Chin, M.D., is assuming the role of Acting Chief Medical Officer and Head of Development. Dr. Chin joined the Company in 2019 and most recently served as Senior Vice President of the Enzyme TransportVehicle™ Franchise and Late-Stage Clinical Development. Dr. Ho will transition her responsibilities to Dr. Chin through late November 2025.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2025, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	November 6, 2025	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)