Form 10-K
period 2025-12-31
Denali Therapeutics Inc.
filed 2026-02-26
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.1 billion, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2025 of $13.99 per share. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of outstanding shares of the registrant’s common stock as of February 20, 2026 was 158,591,491 par value $0.01 per share, outstanding. This number does not include 28,331,779 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of February 20, 2026 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations). See Note 8 — Common Stock to the registrant’s consolidated financial statements.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2025 fiscal year ended December 31, 2025.

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

ITEM 1.     BUSINESS
Overview and Strategy

Our purpose is to bring the power of biotherapeutics to the whole body, including the brain, by discovering, developing, and delivering medicines for people living with serious diseases.

Historically, the blood-brain barrier has been a major challenge to the development of medicines for diseases of the central nervous system. While the blood-brain barrier protects the brain and is essential for our survival, it also prevents the delivery of medicines to the brain in sufficient quantities to have therapeutic effect. We have invented, developed, and validated a proprietary technology, called the TransportVehicleTM ("TV"), to address the blood-brain barrier challenge and enable a new class of barrier-crossing therapeutics. The TV has a modular design enabling delivery of large molecules, i.e., enzymes, oligonucleotides, and antibodies, to all tissues of the body, including the brain, by crossing the blood-brain barrier after systemic administration. Over the last few decades, large molecule biotherapeutics have enabled medical breakthroughs in treating a wide array of serious diseases, but with very limited success in central nervous system diseases. Now, with the invention and validation of our TV technology, we are leading the field in delivering on the potential of biotherapeutics to transform the lives of individuals with neurodegenerative diseases, lysosomal storage disorders, and other serious diseases.

We are building a broad portfolio of therapeutic candidates by investing in our TV franchises, i.e., Enzyme TV ("ETV"), Oligonucleotide TV ("OTV"), and Antibody TV ("ATV"), to advance programs for rare diseases, such as lysosomal storage diseases, and common diseases, such as Alzheimer's disease and Parkinson's disease. Our most advanced TV-enabled program is tividenofusp alfa (DNL310, ETV:IDS) for the potential treatment of mucopolysaccharidosis II ("MPS II", or Hunter syndrome). The biologics license application ("BLA") for tividenofusp alfa is under priority review for accelerated approval by the U.S. Food and Drug Administration ("FDA"), and we have established commercial readiness in anticipation of the Prescription Drug User Fee Act (PDUFA) target action date of April 5, 2026. Our TV-enabled clinical development portfolio also includes DNL126 (ETV:SGSH) for mucopolysaccharidosis IIIA (“MPS IIIA”, or Sanfilippo syndrome type A), DNL593 (PTV:PGRN) for frontotemporal dementia-granulin (“FTD-GRN”), DNL628 (OTV:MAPT) for Alzheimer’s disease, and DNL952 (ETV:GAA) for Pompe disease. We believe the combination of a clinically-validated delivery platform and a maturing therapeutic portfolio will position us for long-term success in our goal to deliver barrier-crossing, targeted, and effective medicines.

Key elements of our strategy include:

1)Discover: Advance a new class of barrier-crossing therapeutics by leveraging our TV platforms and deep expertise in blood-brain barrier biology to enhance the delivery of biotherapeutics to the brain and throughout the body.

2)Develop: Accelerate and expand a broad portfolio of TV-based product candidates to fully unlock the potential of barrier-crossing therapeutics, applying patient-informed development and driving biomarker-guided regulatory approvals.

3)Deliver: Launch initial products targeting rare lysosomal storage diseases as a strategic foundation for expansion into common neurodegenerative conditions and other serious diseases, while building integrated capabilities for long-term growth and profitability.

Our “D3X3” strategy reflects our next phase of execution and is anchored in our “Discover, Develop, Deliver” (D3) framework, with three-year objectives (X3) across our portfolio, as we transition from platform validation to delivery and scalable growth. Our goals are to (i) deliver two growing commercial brands, tividenofusp alfa (ETV:IDS) for Hunter syndrome and DNL126 (ETV:SGSH) for Sanfilippo syndrome type A, establishing the foundation for a durable rare disease franchise; (ii) achieve five clinical proof-of-concept readouts across our portfolio, including programs in Alzheimer’s disease (ATV:Abeta and OTV:MAPT), FTD-GRN (PTV:PGRN), Pompe disease (ETV:GAA), and Parkinson’s disease (LRRK2 inhibitor); and (iii) advance four to six additional TV-enabled programs into the clinic (Figure 1). We believe disciplined and efficient execution against these objectives will demonstrate the breadth and scalability of our TV platform, position us to deliver sustainable long-term growth, and advance our mission to unlock the full potential of biotherapeutics with the goal of transforming the lives of people living with serious diseases.
Figure 1: Denali’s D3X3 Three-Year Strategic Framework. Illustration of Denali’s evolution over time in the context of our Discover, Develop, Deliver (D3) foundation and three-year (D3X3) objectives (2026 - 2028) to deliver two growing brands, achieve five clinical proof-of-concept readouts, and advance four to six new clinical programs as we transition from platform validation to commercial delivery and scalable growth.

We expect our first potential product launches will be with tividenofusp alfa for MPS II followed by DNL126 for MPS IIIA. MPS II and MPS IIIA belong to a group of lysosomal storage diseases, which are caused by genetic mutations that lead to single-enzyme deficiencies. Lysosomal storage diseases afflict more than 30,000 individuals worldwide. About two-thirds of these diseases affect the central nervous system; however, the current standard treatment, enzyme replacement therapy, does not address central nervous system manifestations, even for the lysosomal storage diseases where enzyme replacement therapy is available. Our ETV therapeutics are designed as next-generation enzyme replacement therapies to address both central nervous system and somatic manifestations of lysosomal storage diseases. Our BLA submission for tividenofusp alfa under the accelerated approval pathway is based on alignment with the FDA that cerebrospinal fluid ("CSF") heparan sulfate may be used as a surrogate biomarker for MPS II. Likewise, given that CSF heparan sulfate is also the primary substrate in MPS IIIA, we have aligned with the FDA on an accelerated approval path for DNL126. Together, we expect these two programs to have a combined market opportunity of over $1 billion and to be the foundation of a broad commercial franchise of ETV-enabled enzyme replacement therapies with a collective market potential of over $5 billion.

We have established commercial readiness for tividenofusp alfa including continued dialogue with advocacy groups, prescribers and payers, and building a suite of patient support services and capabilities to enable access. We have established a right-sized team in commercial and medical affairs to support tividenofusp alfa and additional ETV launches, including DNL126 (ETV:SGSH) for MPS IIIA. We include PTV:PGRN as one of our ETV franchise programs as it has a similar mechanism of action in increasing levels of deficient or missing protein to improve lysosomal function. We have an active collaboration with Takeda Pharmaceutical Company Limited ("Takeda") for the development and commercialization of TAK-594/DNL593 (PTV:PGRN) for FTD-GRN. We are initiating clinical development with DNL952 (ETV:GAA) for late-onset Pompe disease, expanding the reach of our TV platform into muscle disease. We intend to commercialize these product candidates, if approved, in key markets and/or leverage partnerships or distributors to ensure optimal access for patients. Launching in rare indications first gives us the opportunity to build and establish our own commercial organization so that we are poised for success in larger indications over time.

In parallel, we are advancing TV-enabled programs for common neurodegenerative diseases, such as Alzheimer’s disease and Parkinson's disease, which afflict over 40 million individuals worldwide and have a market potential of over $5 billion per indication. We have advanced DNL628 (OTV:MAPT) targeting tau into a Phase 1b clinical study for Alzheimer’s disease, and we plan to submit a regulatory application in the first half of 2026 to begin clinical testing of DNL921 (ATV:Abeta) targeting amyloid plaques. Amyloid plaques and tau tangles are pathological hallmarks of Alzheimer's disease. We are targeting both of these pathologies with our ATV and OTV platforms, respectively, aiming to deliver the next generation of anti-amyloid therapeutics and a potential first-in-class anti-tau therapeutic. Preclinical studies with ATV:Abeta have demonstrated potential for better efficacy and safety compared to a standard antibody, with superior plaque reduction and very low rates of amyloid related imaging abnormalities ("ARIA"). Likewise, preclinical studies with OTV:MAPT have demonstrated robust and sustained reductions of tau protein. For late-stage development and commercialization in common indications, such as Alzheimer's disease, we may plan to initially leverage strategic collaborations that contribute existing global infrastructure.

In addition to our development programs for neurodegenerative and lysosomal storage diseases, we have a robust discovery effort to further expand our portfolio and capture the full potential of our TV platform to enhance delivery of biotherapeutics to all tissues in the body. We are also pursuing opportunities of unmet need in other disease areas including oncology. For example, we have engineered a bispecific ATV:HER2 antibody and have demonstrated preclinically improved peripheral anti-tumor activity as well as enhanced brain uptake of the bispecific ATV:HER2 as compared to a non-ATV HER2 antibody. The data support the potential for ATV:HER2 to treat HER2-positive peripheral tumors and brain metastases and further validate the potential for TV applications in oncology.

Our therapeutic portfolio also includes BIIB122/DNL151 (LRRK2 inhibitor) for Parkinson's disease, a small molecule drug candidate that does not use the TV platform but is engineered with optimized chemical and physical properties to cross the blood-brain barrier. Denali has an active collaboration with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) for the development and commercialization of BIIB122/DNL151. Biogen is conducting the global Phase 2b LUMA study, which is evaluating the ability of BIIB122 to slow disease progression as compared to placebo in participants with early-stage Parkinson's disease. A total of 650 participants were enrolled in LUMA and data are expected in mid-2026. In addition, Denali is conducting the complementary Phase 2a BEACON study in LRRK2-associated Parkinson's disease with the aim to generate biomarker and safety data to inform how LRRK2 inhibition may impact this disease.

In March 2025, we officially opened our clinical biomanufacturing facility in Salt Lake City, Utah, expanding our U.S. manufacturing capabilities and strengthening supply chain control and operational efficiency. We have begun manufacturing drug supply for clinical trials to support expansion of our TV-enabled therapeutic portfolio. We employ standard antibody manufacturing processes, including Chinese hamster ovary cell culture and Protein A affinity purification, which are compatible with existing global manufacturing infrastructure and enable efficient scale-up. We expect to continue a hybrid manufacturing strategy, utilizing both internal capabilities and external contract manufacturers for additional capacity, sterile fill-finish, and oligonucleotide synthesis, as appropriate, to support our pipeline and future commercial needs.

Collaborations and partnering are central components of our strategy to build, develop, and commercialize our portfolio of product candidates. We have numerous arrangements with biopharmaceutical companies, technology companies, academic institutions, foundations, and patient-focused data companies. Notable active arrangements include those with Biogen and Takeda as described above and Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi"), for the development and commercialization of SAR443122/DNL758 (peripherally restricted small molecule RIPK1 inhibitor) in ulcerative colitis. We hold significant development and commercialization rights to all of our central nervous system programs, including the programs which are subject to our collaboration agreements with Biogen and Takeda, where we share responsibility for clinical development and share commercialization rights in the United States and China. Our costs of developing programs associated with these collaborations are largely covered through upfront payments, expected incoming milestone and royalty payments, and cost sharing. We may seek additional strategic partnering opportunities as we strive to capture the full value of our portfolio and platforms.

We are guided by the core Denali Values of trust, growth, grit and unity. Our working culture seeks to develop quality leaders, emphasize continuous growth, and promote problem-solving and invention. We strive to manage our operations in a way that is sustainable and reduces our impact on the environment, including through a Green Alternative program, which provides researchers with information on suitable alternative chemicals that have a lower environmental impact for common solvents. Additionally, several waste streams have been segregated on-site for proper disposal or recycling, such as containers, food waste, plastics, styrofoam, and glass chemical containers, to maximize recycling and composting. We also maintain an ongoing commitment to corporate governance principles, with oversight of ESG matters by Denali's Board of Directors, and strong performance orientation in our compensation program.

Our TransportVehicleTM Platform

Historically, the blood-brain barrier has been a major challenge to the development of medicines for diseases of the central nervous system. As a tightly knit layer of endothelial cells lining the vasculature of the brain, the blood-brain barrier protects the brain from threats such as harmful substances and infections by closely regulating transport of molecules from the blood into and out of the brain. While the blood-brain barrier is essential for our survival, it also prevents the delivery of medicines to the brain in sufficient quantities to have therapeutic effect. We have pioneered and are developing a new class of biotherapeutics to directly address the blood-brain barrier challenge.

We invented, developed, and continue to optimize a proprietary technology, called the TransportVehicleTM ("TV"), to deliver our large molecule biotherapeutic candidates to the brain after systemic administration. Our research has shown that the TV platform enables efficient delivery of biotherapeutics throughout the body, including the brain and other tissues that are traditionally difficult to reach. By engaging endogenous receptor-mediated transport pathways, such as the transferrin receptor ("TfR"), the TV enhances distribution beyond the vasculature, supporting uptake in the central nervous system as well as peripheral tissues such as muscle, bone, and other organs. This whole-body delivery capability allows us to address diseases with both central and systemic manifestations using a single therapeutic approach. Our TV technology is modular and enables brain delivery of several classes of biotherapeutics including enzymes, oligonucleotides, antibodies, and other proteins (Figure 2).

Figure 2: Engineering brain delivery. Schematic of the TV platform and modalities, designed to cross the blood-brain barrier through receptor mediated transcytosis, leveraging endogenous receptors expressed on endothelial cells of the central nervous system vasculature.

Our TV technology is differentiated from other blood-brain barrier technologies through its engineering approach, which may provide superior therapeutic efficacy, safety, and tolerability through higher stability, exposure, and biodistribution as well as the potential for lower immunogenicity of drug candidates in the brain. Compared to conventional approaches that use the Fab portion (the "arms") of a full-length antibody to bind to the targeted blood-brain barrier receptor (e.g.,TfR), we use an Fc domain (the "legs") (Figure 3). We have engineered the blood-brain barrier receptor binding site into one of the Fc's (monovalent binding) and we can optimize binding affinity (how tightly the Fc binds its blood-brain barrier receptor target) and epitope (where the Fc binds its blood-brain barrier receptor target) to enhance brain delivery and limit receptor degradation. Clinical and preclinical studies with several of our TV-enabled product candidates demonstrated high concentrations and broad distribution in all explored regions of the central nervous system and in key central nervous system cell types and showed improved pharmacodynamic effects compared to standard biotherapeutics.
We can also modify the amino acid sequences in the Fc to enable "conditional effector function", which is important for optimal activity of certain molecules, such as ATV:Abeta, that require immune cell activity for therapeutic effect. By toggling effector function "on or off", the loss of reticulocytes (immature red blood cells) can be avoided, potentially limiting anemia, which is a known liability associated with targeting TfR. Further, as the blood-brain barrier receptor binding site is a short amino acid sequence integrated into the Fc, the TV maintains high fidelity to the natural protein and does not require appended sequences, thereby improving stability and limiting risk of immunogenicity and infusion-related reactions ("IRRs"). In addition, Fc engineering enables modularity for the broadest utility to transport biologics including enzymes, oligonucleotides, and antibodies.

Figure 3: Denali’s Fc-based TV technology is modular, designed to optimize brain delivery and safety, and is highly differentiated from conventional Fab-based approaches.

Across TV modalities, we have shown in preclinical and/or clinical studies that TV enables broader brain biodistribution, enhanced target engagement, and normalization of key disease biomarkers (Figure 4). More than 200 subjects have participated in clinical studies of our TV-enabled programs and more than 11,000 doses of TV-enabled therapeutics have been administered for up to over five years (as of November 3, 2025). We achieved proof of concept with safety and pharmacokinetic and pharmacodynamic data from Phase 1/2 clinical studies in patients and healthy volunteers, as well as data from several preclinical studies in mouse and nonhuman primate models. For example, we have demonstrated the ability to correct neurodegeneration observed as substantial reduction and normalization of levels of neurofilament light chain (“NfL”), a biomarker of neuronal damage, in the Phase 1/2 study of tividenofusp alfa for MPS II as well as in multiple animal models.

Figure 4: Left Panel: TV provides high and uniform deposition of ATV across the brain with systemic delivery; Middle Panel: TV enables sustained brain tau knockdown with OTV:MAPT systemic delivery; Right Panel: TV enables ETV:IDS to reduce serum NfL by >80%, achieving normal levels.

We believe that we can further expand our portfolio by targeting other blood-brain barrier receptors that may confer different properties from targeting TfR. For example, we are targeting CD98hc, an amino acid transporter highly expressed on the blood-brain barrier (Figure 5). Our preclinical studies have established TVCD98hc as a modular brain delivery platform with favorable kinetic, biodistribution, and safety properties distinct from previously reported blood-brain barrier platforms. We believe that the distinct properties of our two TV platforms, TVTfR and TVCD98hc may enable selection of the optimal platform for a given drug target thereby expanding our portfolio opportunities. In addition, we have developed a dual TV platform that engages both TfR and CD98hc, combining complementary brain delivery properties and providing additional flexibility to optimize brain exposure across a range of therapeutic programs.

Figure 5: TVTfR targets TfR and TVCD98hc targets CD98hc, an amino acid transporter. Both receptors are highly expressed on the blood-brain barrier and can be utilized for brain delivery of biotherapeutics.
Our Therapeutic Portfolio

Our therapeutic portfolio (Figure 6) currently includes five clinical-stage TV-enabled programs and more than ten programs in preclinical development and spans a broad range of investigational therapies for neurodegenerative diseases, lysosomal storage disorders, and other serious diseases. In addition to our current clinical development portfolio, we expect to advance four to six new molecule entities (“NMEs”) into clinical development over the next three years beginning in 2026. We discuss our most advanced programs in further detail below.

Figure 6: Our therapeutic portfolio is broad and diverse, spanning neurodegenerative diseases, lysosomal storage disorders, and other serious diseases that may be addressed by our TV platform for enabling and enhancing the delivery of biotherapeutics to target tissues.
Enzyme TransportVehicleTM Franchise
The Enzyme TransportVehicleTM ("ETV") franchise (Figure 7) represents our first potential commercial application of the TV platform and is designed to address significant unmet needs in lysosomal storage disorders, many of which have both central nervous system and systemic manifestations. By enabling efficient delivery of enzyme replacement therapies to the brain and throughout the body, the ETV franchise has the potential to improve upon existing standards of care that are limited by inadequate tissue distribution, and do not reach the brain in sufficient concentrations. We believe the ETV franchise offers a substantial near- and long-term commercial opportunity, supported by validated disease biology, established regulatory pathways, and the historically high success rates of approximately 80 percent of enzyme replacement therapies in rare genetic diseases.

The ETV franchise is intended to serve as the commercial and financial foundation of our business, with the anticipated launch of tividenofusp alfa for Hunter syndrome and the advancement of additional ETV programs, including DNL126 for Sanfilippo syndrome type A, DNL593 for FTD-GRN, and DNL952 for Pompe disease. Revenue generated from the ETV franchise is expected to support continued investment in our TV platform, enabling us to expand our pipeline across additional enzyme, antibody, and oligonucleotide-based therapeutics. Through this strategy, we aim to build a sustainable, revenue-generating rare disease business while funding the long-term development of our broader platform across neurodegenerative and other serious diseases.

Figure 7: Our ETV franchise is intended to deliver the next generation of enzyme replacement therapies designed to treat central nervous system and somatic manifestations of lysosomal storage diseases and other serious genetic diseases.
ETV Clinical Programs
Tividenofusp alfa (DNL310, ETV:IDS) Enzyme Replacement Therapy Program for MPS II (Hunter Syndrome)

MPS II, also called Hunter syndrome, is a rare genetic disease that affects over 2,000 individuals, primarily males, in commercially accessible geographies world-wide and leads to behavioral, cognitive, and physical symptoms ultimately resulting in shortened lifespan. MPS II is caused by mutations in the iduronate-2-sulfatase ("IDS") gene, which leads to a deficiency of the IDS enzyme responsible for the breakdown of the glycosaminoglycans ("GAGs") heparan sulfate and dermatan sulfate in lysosomes. Symptoms often begin emerging around age two and include physical complications, including organ dysfunction, joint stiffness, hearing loss and impaired growth leading to short stature, and neurocognitive symptoms with impaired development. The disease is characterized by a buildup of GAGs in lysosomes, the part of the cell that breaks down materials, including GAGs. The current standard of care enzyme replacement therapy partially treats the physical symptoms but does not cross the blood-brain barrier, and as a result, cognitive and behavioral symptoms experienced by the majority of patients with MPS II are not addressed. Therapies that address behavioral, cognitive, and somatic manifestations of the disease are one of the greatest unmet needs for this community.

Tividenofusp alfa (DNL310, ETV:IDS), composed of the IDS enzyme fused to TV, is designed to deliver IDS into cells and tissues throughout the body, including the brain by crossing the blood-brain barrier, with the goal of addressing behavioral, cognitive, and physical manifestations of Hunter syndrome (MPS II). In March 2021, the U.S. Food and Drug Administration granted Fast Track designation to tividenofusp alfa for the treatment of patients with MPS II. In May 2022, the European Medicines Agency ("EMA") granted tividenofusp alfa Priority Medicines designation. In January, 2025, the FDA granted tividenofusp alfa Breakthrough Therapy Designation for MPS II.

In September 2024, we announced a successful Type C meeting with FDA’s Center for Drug Evaluation and Research (“CDER”) providing a path to filing a BLA for accelerated approval and subsequent conversion to full approval for tividenofusp alfa based on the Phase 2/3 COMPASS study for the treatment of MPS II. Agreement was reached that a reduction in CSF heparan sulfate is reasonably likely to predict clinical benefit and can be used as a surrogate endpoint to support accelerated approval for tividenofusp alfa in MPS II.

In May 2025, we announced that the BLA was submitted under the accelerated approval pathway and included preclinical and clinical data on biomarkers (CSF and urine heparan sulfate and neurofilament light ("NfL")), safety data, and clinical data including liver volume, hearing thresholds, cognition, and adaptive behavior. In July 2025, we announced that the FDA accepted the BLA submission and assigned a PDUFA target action date of January 5, 2026. In October 2025, we announced that the FDA had extended its review timeline of the BLA and assigned a new PDUFA target date of April 5, 2026. The extension followed our submission of updated clinical pharmacology data in response to an information request from the FDA as part of the standard review process and was not related to efficacy, safety or biomarkers. The FDA classified the submission as a Major Amendment (MA) to the BLA, which, per FDA regulations, extended the review by three months. No additional data were requested by the FDA in the MA letter. We believe that the updated information submitted in the amendment does not affect the clinical pharmacology or benefit-risk conclusions of the BLA.
Tividenofusp alfa received Rare Pediatric Disease Designation (“RPDD”) status for the treatment of Hunter syndrome in January 2019. In December 2025, we announced ongoing dialogue with the FDA related to the eligibility of tividenofusp alfa to receive a Rare Pediatric Disease Priority Review Voucher (“PRV”) upon approval. Because we submitted a filing of our intent to request a PRV after the initial BLA submission, based on discussions with the FDA, we may not be eligible to receive the PRV. Therefore, we are not including any potential future proceeds from the sale of a PRV in our financial planning. We continue to work with the FDA and the FDA will determine whether to award a PRV upon approval of tividenofusp alfa.
The Late Cycle Meeting with the FDA has been completed and labeling discussions are ongoing. We are building our launch plans in partnership with the MPS II community, and we are engaged in prelaunch activities, including continued dialogue with advocacy groups, prescribers and payers, and building a suite of patient support services and capabilities to enable access. We have built a right-sized team in commercial and medical affairs to support tividenofusp alfa and additional ETV product launches.
We are also conducting the global Phase 2/3 COMPASS study, which will support global approval. The Phase 2/3 COMPASS study is being conducted in North America, South America, and Europe. The participants are randomized 2:1 to receive either tividenofusp alfa or idursulfase, respectively. Cohort A includes children ages ≥2 to <6 years with neuronopathic disease; cohort B includes children and adults ages ≥6 to <26 without neuronopathic disease. Cohort A enrollment of a total of 44 participants was completed in December 2025, and Cohort B continues to enroll participants with non-neuronopathic MPS II.
We have previously reported interim analyses from the Phase 1/2 study, and, most recently, the primary analysis upon which the BLA was based was published in The New England Journal of Medicine in January 2026 (Muenzer et al., NEJM, 2026).
The primary objective of the Phase 1/2 study was safety and tolerability, and secondary objectives evaluated central nervous system and peripheral effects of tividenofusp alfa by measuring the GAG heparan sulfate (HS) in cerebrospinal fluid (CSF) and urine, adaptive behavior and liver volume. The study evaluated treatment in 47 ERT-naïve (n=15) and previously treated (n=32) study participants (aged 0.3–13 [median, 5] years), ranging from less severe to severe disease variants. Safety and tolerability data were consistent with previously reported results from this Phase 1/2 trial (Table 1). The most common treatment-related adverse events were infusion-related reactions, which decreased in incidence with continued use (Figure 8A). At baseline, 19% of the participants had anemia of grade 1 or higher. Decreases in the hemoglobin level were observed early with tividenofusp alfa treatment but generally returned to baseline values (Figure 8B), were clinically manageable, and did not result in discontinuation of study participation. Causes of anemia are probably multifactorial, including nutritional deficiencies, frequent phlebotomy early in the study, and possible immune effects such as the formation of antidrug antibodies.

Table 1: Summary of Adverse Events in Phase 1/2 study of tividenofusp alfa (Muenzer et al., NEJM, 2026)

Figure 8: Infusion-Related Reactions and Hemoglobin Levels over Time. Infusion related reactions (A) decreased in frequency and severity over time and early decreases in hemoglobin levels (B) generally returned to baseline values, were clinically manageable, and did not result in discontinuation of study participation in the Phase 1/2 study of tividenofusp alfa (Muenzer et al., NEJM, 2026).

Results from key secondary endpoints included:

•Mean CSF levels of HS, the primary substrate found in high levels in the brain of individuals with MPS II, were reduced from baseline by 91% (95% CI, 90% to 92%; N=44) at Week 24 and maintained through Week 153 (92%; 95% CI, 90% to 93%; N=16). At Week 24, 93% of study participants reached levels within the range of children without MPS II (Figure 9).

•Mean urine HS levels were reduced by 88% (95% CI, 85% to 90%; N=40) from baseline at Week 24 and maintained through Week 153 (91%; 95% CI, 87% to 94%; N=10). At Week 24, 58% of participants reached levels in the range of children without MPS II (Figure 9).

•Serum neurofilament light (NfL) chain levels, a well-established biomarker of neuronal injury and an exploratory endpoint of the study, were reduced by 21% (95% CI, 5% to 35%; N=34) from baseline at Week 49. At Week 153, NfL was reduced by 76% (95% CI, 68% to 82%; N=13), and 85% of participants reached levels within the range of children without MPS II (Figure 9).

•Clinical results included normalization in liver volume after 24 weeks, and as shown in Figure 10, improvement in hearing thresholds across tested frequencies, and skill gains in most participants on measures of adaptive behavior and cognition.

2026 expected progress and milestones:

•Commercial launch pending approval with PDUFA target action date of April 5, 2026.
Figure 9: Treatment with tividenofusp alfa over a median duration of 2 years was associated with reductions in central nervous system and peripheral biomarkers of substrate accumulation and neuronal injury to levels within the range of unaffected children (Muenzer et al., NEJM 2026).

Figure 10: While on tividenofusp alfa, clinical outcomes showed skill gains relative to baseline on measures of adaptive behavior, cognition and hearing threshold improvement represented as pure tone average (PTA) (Muenzer et al., NEJM, 2026).
DNL126 (ETV:SGSH) Program for MPS IIIA (Sanfilippo Syndrome Type A)

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

DNL126 (ETV:SGSH) is composed of SGSH fused to TV, which is engineered to cross the blood-brain barrier via receptor mediated transcytosis into the brain and to enable broad delivery of SGSH into cells and tissues throughout the body with the goal of treating MPS IIIA. Preclinical data demonstrate that DNL126 improved lysosomal and microglial morphology, neurodegeneration, and cognitive function in adult MPS IIIA mice. Peripheral treatment with ETV:SGSH lowered substrate accumulation (heparan sulfate) in the brain and in CSF, which was correlated with improved cognitive behavioral performance in adult MPS IIIA mice.

In January 2024, we commenced dosing of participants with MPS IIIA in a multicenter, open-label, Phase 1/2 study to assess the safety, tolerability, pharmacokinetics, pharmacodynamics, and exploratory clinical efficacy of DNL126. The core study period is 25 weeks followed by an open-label extension period through 193 weeks. In June 2024, we announced that DNL126 was selected for the FDA's Support for Clinical Trials Advancing Rare disease Therapeutics ("START") program to accelerate the development of rare disease therapeutics, and collaborative engagement has commenced to support progress to a pre-BLA meeting.

In August 2025, we announced having reached alignment with the FDA’s CDER that cerebrospinal fluid heparan sulfate (CSF HS) may be considered a reasonably likely surrogate endpoint to predict clinical benefit and may therefore be used to support accelerated approval of DNL126 for MPS IIIA. We also announced that additional 49-week data from the ongoing open-label Phase 1/2 study were consistent with previously announced 25-week data, demonstrating a significant reduction in CSF HS from baseline, including normalization, and a safety profile that supports continued development.

The Phase 1/2 study completed enrollment of a total of 20 participants with MPS IIIA in September 2025. In February 2026, we reported preliminary results from the Phase 1/2 study at the WORLDSymposium. Preliminary data from 14 participants enrolled at the time of the clinical data cut-off (June 4, 2025) were presented, including biomarker results from the dose-finding cohorts (n=8) and safety data from the dose-finding and efficacy cohorts (n=14). Preliminary biomarker results from dose-finding cohorts showed treatment with DNL126 resulted in a mean reduction in cerebrospinal fluid heparan sulfate (CSF HS) of 80% (95% CI: 43% to 93%) and 61% in CSF GM3 (95% CI: 36% to 76%), a biomarker of lysosomal function, from baseline at Week 49 (Figure 11). Normalization of CSF HS and CSF GM3 levels was observed in three and six of seven individuals, respectively, with CSF samples available at Week 49. A mean reduction in urine HS of 83% (95% CI: 77% to 87%) from baseline was observed at Week 49, and improvement in liver volume was observed as early as Week 25 (Figure 12). Preliminary safety data from dose finding and efficacy cohorts up to the data cutoff date, including 13 of 14 participants treated for at least 24 weeks and 8 of 14 participants treated for at least 48 weeks, demonstrated that the safety profile of DNL126 is generally consistent with established enzyme replacement therapies. The most common treatment-related adverse events in the study were infusion-related reactions (Table 2).

2026 expected progress and milestones:

•Report preliminary data at WORLDSymposium (presented February 2026).
•Initiate activities to begin the Phase 3 confirmatory study.
Figure 11: Robust reductions from baseline in CSF heparan sulfate and CSF GM3 with normalization of levels in 3 and 6 of 7 participants, respectively, who had CSF samples at Week 49 after treatment with DNL126.

Figure 12: Substantial reductions from baseline in urine HS and liver volume at the first post-baseline time point where these endpoints were measured.

Preferred term	All cohorts (n = 14) [n (%)]
Infusion-related reaction	14 (100)
Upper respiratory infection	9 (64.3)
Vomiting	9 (64.3)
Nasal congestion	7 (50.0)
Cough	6 (42.9)
Diarrhea	5 (35.7)
Ear infection	5 (35.7)
Fall	5 (35.7)
Gastroenteritis	5 (35.7)
Irritability	5 (35.7)

Table 2: Treatment-Emergent Adverse Events (TEAEs) reported in >30% of participants (n=14) from dose-finding and efficacy cohorts as of the clinical cutoff date (June 4, 2025).
TAK-594/DNL593 (PTV:PGRN) Program for FTD-GRN
FTD is the most common form of dementia in people under 60 years of age. While the progression of symptoms varies by individual, FTD brings an inevitable decline in function together with changes in personality and social behaviors, and sometimes language and/or motor dysfunction. Mutations in the granulin ("GRN") gene, which encodes the progranulin ("PGRN") protein, generally result in reduced levels of PGRN and are among the most common genetic causes of FTD. It is estimated that FTD-GRN is 5-10% of the total FTD patient population, or more than 25,000 people worldwide. There are currently no approved medicines to stop or slow the progression of FTD or FTD-GRN.
TAK-594/DNL593 (PTV:PGRN) is an investigational, PGRN replacement therapy enabled by Denali's TV platform and designed to cross the blood-brain barrier and restore PGRN levels in the brain without interfering with normal PGRN transport and processing. As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Takeda to co-develop and co-commercialize TAK-594/DNL593 (PTV:PGRN). Preclinical proof of concept demonstrates that PTV enhances uptake of recombinant PGRN by multiple cell types in the brain, including neurons and microglia, as compared to non-PTV PGRN. In addition, TAK-594/DNL593 rescued both neurodegeneration and microglial dysfunction in PGRN-deficient mice. Our improved mechanistic understanding of the role of PGRN in lysosomal function indicates that intravenous delivery of TAK-594/DNL593 followed by PTV-enhanced transport to the brain may be an effective therapeutic approach to increase PGRN levels in lysosomes.
Together with Takeda, we initiated a Phase 1/2 clinical trial of TAK-594/DNL593 for FTD-GRN in 2022. Results from Part A of this study evaluating TAK-594/DNL593 in healthy subjects were presented at the Alzheimer's Association International Conference in July 2023. Single doses of TAK-594/DNL593 were generally well-tolerated and resulted in substantial increases in CSF PGRN levels, suggesting that brain delivery of TAK-594/DNL593 was achieved and that TAK-594/DNL593 has the potential to address PGRN deficiency (Figure 13).

Single Dose Serum PK and CSF PGRN in Healthy Participants

SERUM PK

Mean (±SD) DNL593 Serum Conc. (Folds of LLOQ)
100,000
1,000
10
0
100
200
300
400
500
Time Post Infusion Start (hours)
Cohort
A1
A2
A3
A4
A5

CSF PGRN (24HR)

Total CSF PGRN (ng/mL; Endogenous + DNL593)
105
100
60
40
20
0
BL
Placebo
A1
A2
A3
A4
A5
Cohort

Figure 13: Dose-dependent increase in CSF PGRN in healthy volunteers with intravenous TAK-594/DNL593.
In January 2024, Denali announced that enrollment and dosing were voluntarily paused in Part B of the Phase 1/2 study to implement protocol modifications. The pause was based on infusion-related reactions reported in two study participants, one Grade 2 and one Grade 3 in severity and both deemed serious adverse events. Both study participants’ infusion-related reactions resolved within the same day with infusion discontinuation and standard treatment measures. TAK-594/DNL593 was otherwise well-tolerated in the study, with all other adverse events reported as mild in severity. In August 2024, we announced that the protocol amendment for the Phase 1/2 study was finalized, allowing for premedication and other measures aimed at reducing the risk of infusion-related reactions, and prescreening of participants for Cohort B2 had begun. In January 2025, we announced that dosing was ongoing in the study. In February 2026, we announced that enrollment in the study is complete with a total of 40 participants with FTD-GRN enrolled.
2026 expected progress and milestones:
•Interim data from Phase 1/2 Part B study in participants with FTD-GRN.
DNL952 (ETV:GAA) for Pompe disease
Acid alpha-glucosidase ("GAA") is an enzyme that breaks down glycogen into glucose in the body's lysosomes. Pompe disease occurs due to lack of GAA enzyme activity, which leads to lysosomal glycogen accumulation and autophagic buildup resulting in cellular disruption. There are two types of Pompe disease: Infantile Onset Pompe Disease ("IOPD") and Late Onset Pompe Disease ("LOPD"). IOPD affects the heart and causes ventilatory failure leading to early death, typically before one year age if left untreated. LOPD can occur from early childhood through later decades in life and is characterized by slow progression, limb-girdle weakness leading to inability to walk, respiratory weakness leading to ventilator dependence, and central nervous system involvement. The estimated prevalence of Pompe disease is 5,000 to 10,000 people worldwide excluding India and China. The current standard of care is enzyme replacement therapy. Progressive motor weakness and respiratory failure remain unmet needs.
DNL952 (ETV:GAA) is composed of GAA fused to TV and is engineered to replace GAA in all tissues, including TfR-enabled biodistribution to muscle and brain, for the treatment of Pompe disease. In preclinical studies, compared to standard of care enzyme replacement therapies, ETV:GAA has demonstrated superior correction of glycogen load in the brain and in muscle tissue with normalization of lysosomal volume and correction of autophagy (Figure 14).

In November 2025, we announced submission of an Investigational New Drug ("IND") application to the FDA to begin clinical studies of DNL952. In December 2025, we announced that the IND application for the Phase 1 study of DNL952 has been placed on clinical hold. The FDA requested a protocol amendment to include a lower starting dose, revised inclusion criteria, certain safety monitoring commitments, and stopping rules. These requests were related to preclinical hypersensitivity reactions observed in GAA mouse models, which are commonly observed across all GAA enzyme replacement therapies in mice. The FDA did not request additional nonclinical studies. We submitted a response to the FDA in December 2025 and announced in January 2026 that the FDA lifted the clinical hold. We are proceeding with the planned Phase 1 study. As part of our global development strategy for DNL952, we submitted a Clinical Trial Application (“CTA”) in the UK and Europe in the first quarter of 2026.
The clinical development plan for DNL952 includes an initial Phase 1 study in participants with LOPD, with planned cohorts evaluating different dose regimens of DNL952 in participants previously treated with second-generation enzyme replacement therapies, as well as optional additional cohorts, including treatment-naïve participants. The study is intended to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of DNL952.
2026 expected progress and milestones:
•Initiate dosing in Phase 1 clinical study of DNL952 in participants with LOPD.
Figure 14: In a rodent model of Pompe, ETV:GAA is superior to standard of care, alglucosidase alfa (Alg.) and avalglucosidase alfa-ngpt (Aval.), in correction of glycogen load in brain and in muscle (left) and superior reduction of lysosomal volume and autophagy in muscle (right).
DNL111 (ETV:Gcase) for Parkinson's disease and Gaucher disease

Glucocerebrosidase ("GCase") is an enzyme that breaks down lipids in the lysosome. Aberrant GCase substrate storage drives lysosomal dysfunction and is associated with Gaucher disease and Parkinson's disease. Homozygous loss-of-function mutations in the GBA1 gene, which encodes the GCase enzyme, leads to Gcase enzyme deficiency resulting in Gaucher disease. Gaucher disease can be associated with debilitating symptoms including a swollen belly from spleen and liver enlargement; bone pain and easily fractured and weak bones; anemia resulting in fatigue. Some people with Gaucher disease have central nervous system involvement: abnormal eye movements, muscle rigidity, swallowing difficulties, and seizures. There are an estimated 10,000 to 15,000 people with Gaucher disease worldwide (excluding China and India). Approximately 10% of all Parkinson's disease patients are heterozygous carriers of a loss-of-function GBA1 mutation, leading to lysosomal dysfunction which is strongly associated with neuroinflammation/degeneration. There are an estimated 300,000 GBA-PD patients worldwide (excluding China and India). Peripheral enzyme replacement therapy is the current standard of care for Gaucher disease, and no GBA-PD specific treatments currently approved.

DNL111 is composed of an engineered GCase variant with improved potency, fused to TV to enable replacement of GCase in peripheral tissues and the brain via blood–brain barrier transport. In preclinical studies, ETV:GCase demonstrated enhanced substrate reduction in brain, liver, and serum compared to GCase enzyme alone. This engineered ETV:GCase approach may enable a stable, potent, brain-penetrant enzyme replacement therapy for Parkinson’s disease and Gaucher disease. DNL111 is currently in the IND-enabling stage of preclinical development.
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
DNL622 (ETV:IDUA) is composed of IDUA fused to TV, which is engineered to cross the blood-brain barrier via receptor-mediated transcytosis into the brain and to enable broad delivery of IDUA into cells and tissues throughout the body with the goal of treating MPS I. DNL622 is currently in the IND-enabling stage of preclinical development.
Alzheimer’s Disease Portfolio

Alzheimer’s disease represents a large and growing unmet medical need, and recent advances in biomarkers and disease-modifying therapies have increased confidence in the ability to intervene earlier and more effectively in the disease course. Despite these advances, existing antibody and nucleic acid therapeutic approaches are limited by suboptimal delivery to the brain, dose-related safety concerns, and, specific to antibodies or nucleic acid therapies respectively, difficultly engaging intracellular targets or the need for frequent or invasive administration. We believe that improved delivery of biotherapeutics across the blood-brain barrier is critical to achieving greater efficacy, improved safety, and more convenient dosing in Alzheimer’s disease, particularly as treatment paradigms shift toward earlier-stage and presymptomatic patient populations

Our approach to Alzheimer’s disease leverages the TV platform to enhance brain delivery of antibodies and oligonucleotide-based therapeutics targeting key disease-driving pathologies, including amyloid beta and tau. Our Alzheimer’s disease portfolio includes TV-enabled antibody programs designed to improve plaque clearance while potentially reducing vascular-related safety risks, as well as oligonucleotide programs intended to achieve broad and uniform distribution throughout the brain. We expect to use validated fluid and imaging biomarkers to inform patient selection, assess target engagement, and enable efficient clinical development. Through this strategy, we aim to apply the TV platform to address limitations of existing therapies and advance next-generation treatments with the potential to modify disease progression across multiple stages of Alzheimer’s disease.
DNL628 Oligonucleotide TransportVehicleTM Microtubule-Associated Protein Tau (OTV:MAPT) for Alzheimer’s disease
Oligonucleotide-based therapeutics, such as ASOs and siRNAs, are designed to modify gene expression and hold promise as therapeutics for neurological disorders. A major challenge in their development, however, is that oligonucleotides are unable to cross the blood-brain barrier on their own. Currently, oligonucleotides must be delivered directly to the central nervous system through invasive routes such as intrathecal delivery and still may not distribute uniformly throughout the brain where treatment is needed. We are using our OTV platform to enable brain delivery of oligonucleotides by crossing the blood-brain barrier following systemic administration.

In August 2024, our preclinical research related to OTV was published in Science Translational Medicine. Denali scientists describe using OTV, which is an engineered TV conjugated to an ASO, for delivery of therapeutic molecules to the mouse and nonhuman primate brain. Our research demonstrated that OTV can successfully cross the blood-brain barrier following intravenous administration and provide cumulative and sustained knockdown of the ASO target gene expression across multiple central nervous system regions and all major cell types, including endothelial cells, neurons, astrocytes, microglia, and oligodendrocytes. In comparison to other clinically relevant ASO delivery platforms, including intrathecal delivery of a non-TV-enabled ASO, systemic OTV enabled a much more uniform ASO biodistribution profile (Figure 15) and knockdown of the target.

Figure 15: OTV demonstrated uniform ASO deposition in the nonhuman primate brain with intravenous (IV) delivery in contrast to intrathecally administered oligonucleotides, which showed limited penetration into deeper brain regions and high localized exposure in the spinal cord (left panel). OTV delivered IV showed enhanced ASO deposition in brain regions that are challenging to target including the striatum and cerebellum (right panel).
DNL628 is our TV-enabled ASO program targeting microtubule-associated protein tau (MAPT) for the treatment of Alzheimer’s disease and other tauopathies. Using the TV platform, DNL628 is engineered to facilitate efficient delivery across the blood-brain barrier, with the goal of achieving sustained reduction of tau expression in relevant neuronal populations. DNL628 is designed to address key limitations of existing tau-targeted approaches by enabling systemic administration with broad and uniform distribution throughout the brain and reducing intracellular tau that is inaccessible to antibody-based approaches.

Preclinical studies in disease-relevant animal models expressing human tau demonstrated DNL628 achieved potent and durable reductions in MAPT RNA and tau protein levels following systemic dosing, with sustained knockdown observed well beyond the dosing period (Figure 16). These data support the potential for less frequent dosing and more uniform target engagement compared to existing approaches, which we believe may be important for achieving meaningful and durable therapeutic effects in tau-driven neurodegenerative diseases.
Figure 16: Brain MAPT RNA and tau protein knockdown (KD) persisted for >12 weeks after dosing with DNL628 in mice.

Based on these preclinical findings, we believe DNL628 has the potential to be a best-in-class tau-targeted therapy by combining potent tau reduction with improved brain distribution and a differentiated safety and convenience profile. By reducing total tau expression rather than targeting specific post-translational tau species, DNL628 is designed to broadly address tau pathology across disease stages and brain regions. The clinical development plan for DNL628 includes a Phase 1b multiple ascending dose study, which will evaluate safety, pharmacokinetics, and pharmacodynamic biomarkers of tau reduction. We expect to leverage cerebrospinal fluid and imaging biomarkers to assess target engagement and inform dose selection, with the goal of generating initial clinical biomarker data in the first half of 2027 to guide subsequent development decisions.

2026 expected progress and milestones:
•Initiate dosing in Phase 1b clinical study of DNL628 in participants with Alzheimer’s disease
DNL921 Antibody TransportVehicleTM Amyloid beta (ATV:Abeta) program for Alzheimer’s disease
The accumulation of Abeta plaque in the brain is a defining feature of Alzheimer's disease. Recently approved Abeta-directed antibody therapeutics were shown in clinical studies to reduce Abeta plaque and have modest efficacy in slowing disease progression; however, these therapies are limited by suboptimal brain distribution, dose- and exposure-related safety concerns, including amyloid-related imaging abnormalities (“ARIA”), and administration and safety monitoring requirements that may constrain broader or earlier use. As treatment paradigms increasingly shift toward earlier and potentially preclinical stages of Alzheimer’s disease, there remains a significant unmet need for therapies that can achieve more efficient and uniform brain target engagement with improved safety and dosing flexibility. Thus, there is a significant opportunity for improving the efficacy and safety of Abeta-directed antibodies, and we are using our ATV platform to develop the next generation of these therapies.

Our ATV:Abeta program utilizes the ATV platform to enable increased brain exposure and target engagement of Abeta plaques while avoiding ARIA. In preclinical studies in mice, ATV:Abeta was shown to be superior in reducing amyloid plaque load and oligomeric Abeta load (Figure 17) compared to a conventional Abeta antibody. ATV-enabled antibodies also essentially eliminate ARIA (Figure 18). These preclinical studies provide the first mechanistic understanding of how ARIA can be prevented by virtue of ATV-enabled brain delivery of Abeta antibodies through microvessels and largely bypassing arteries, which contain the majority of the vascular amyloid that is responsible for inducing ARIA. Furthermore, as published in Pizzo et al., Science, 2025, our unique Fc engineering allows for conditional effector function through a cisLALA mutation, which preserves the ability for ATV:Abeta to engage microglia for plaque phagocytosis while mitigating TfR-related hematology liabilities such as depletion of reticulocytes (Figure 18).
Figure 17: Preclinical mouse data showing superior amyloid plaque reduction (left), superior oligomeric plaque reduction (right) with DNL921 compared to a non-TV enabled anti-Abeta

Figure 18: Preclinical studies in a mouse model demonstrated that an ATV-enabled Abeta displays fewer to no ARIA events (left) and preservation of reticulocytes (right).

DNL921 (ATV:Abeta) is our TV-enabled antibody targeting amyloid beta and is designed to enhance brain delivery while maintaining antibody effector function in a differentiated molecular architecture. By incorporating the TV directly into the antibody structure, DNL921 is engineered to engage the transferrin receptor to facilitate receptor-mediated transport across the blood-brain barrier, enabling deeper and more uniform penetration into brain parenchyma compared to conventional antibodies. This integrated design is intended to improve plaque engagement throughout the brain while reducing perivascular localization, which we believe may contribute to vascular-related safety liabilities observed with existing therapies.

In preclinical studies, DNL921 demonstrated substantially greater amyloid plaque engagement and deeper brain penetration compared to first-generation anti-amyloid antibodies, with labeling observed across cortical and subcortical regions rather than being restricted to superficial or perivascular areas (Figure 19). In head-to-head comparisons with other transferrin receptor-enabled competitor molecules, DNL921 showed increased plaque binding efficiency at lower doses and reduced vascular engagement with higher engagement of plaque-associated microglia, which are involved in amyloid clearance (Figure 20). In preclinical studies comparing DNL921 with other TfR-based brain shuttle approaches in a humanized mouse model that allows for cross-platform comparisons (Figure 21), DNL921 demonstrated approximately two-fold higher brain concentrations. This increased brain uptake was associated with greater in vivo molecular stability, with a higher proportion of intact DNL921 maintained over time relative to Fab-based shuttle formats. In addition, DNL921 preserved effector function without inducing measurable reductions in reticulocytes, in contrast to certain TfR-binding molecules associated with hematologic effects.

1st Generation Anti-Abeta

DNL921

3000 µm

anti-Abeta
DNL921
Normalized Molecule Intensity in Plaque (AU)
0
5
10
15
20
0
500
1000
1500
2000
Distance from Surface (µm)

10 mg/kg, 24 hrs post-dose, iDISCO-cleared hemibrain; signal represents amyloid plaque engagement

Figure 19: Whole mount imaging of brains from a mouse model of Alzheimer’s disease reveals substantially improved engagement of antibody with plaque following dosing with DNL921 compared to a non-TV enabled anti-Abeta antibody.
Figure 20: Images show increased antibody associated with amyloid plaque and less vascular staining with DNL921 compared to a non-TV enabled Abeta antibody. The increased antibody engagement leads to increased engagement with plaque-associated microglia.

Figure 21: Studies comparing TV-enabled DN921 to molecules representing competitor TfR-based blood-brain barrier programs in a mouse model that expressed the full TfR extracellular domain reveals higher brain uptake and more intact molecule with DNL921 compared to competitor platforms.

Based on these data, we believe DNL921 has the potential to be a best-in-class amyloid beta therapy by combining efficient brain delivery, robust plaque engagement, and a differentiated safety profile that may enable lower doses, longer dosing intervals, or alternative routes of administration. The clinical development plan for DNL921 includes an initial Phase 1/1b study designed to evaluate safety, tolerability, pharmacokinetics, and biomarker-based measures of target engagement, including amyloid imaging and fluid biomarkers. The study is structured to enable rapid assessment of proof of mechanism and dose selection, with the potential to advance efficiently into later-stage clinical development. We expect to leverage validated biomarkers to inform patient selection and clinical decision making, with the goal of generating early clinical data to guide subsequent development in Alzheimer’s disease.

2026 expected progress and milestones:
•Initiate dosing in Phase 1/1b clinical study of DNL921 in healthy volunteers and participants with Alzheimer’s disease.
Our Small Molecule Programs
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

As described in more detail in “Business - Licenses and Collaborations” below, we are collaborating with Biogen to co-develop and co-commercialize our small molecule inhibitors of LRRK2 for Parkinson's disease. BIIB122/DNL151 is the most clinically advanced small molecule inhibitor of LRRK2 currently in clinical testing for Parkinson's disease. Biogen is conducting the global Phase 2b LUMA study, which commenced in May 2022 and is evaluating the efficacy and safety of BIIB122/DNL151 as compared to placebo. Enrollment of 650 participants with early-stage Parkinson's disease was completed in March 2025.

Results from Phase 1 and Phase 1b trials of BIIB122/DNL151 in healthy volunteers and patients with Parkinson's disease, respectively, showed robust target and pathway engagement as measured by pS935 LRRK2 and pT73 Rab10 (“pRab10”), respectively. Furthermore, reduction in total LRRK2 in the CSF demonstrated central target engagement, and a dose-dependent reduction in urine of the lysosomal lipid 22:6-bis(monoacylglycerol)phosphate (“BMP”), a biomarker of lysosomal function, suggested improvement of lysosomal function. BIIB122/DNL151 was generally well tolerated across a broad range of doses for up to 28 days, the longest treatment duration in both studies.

In February 2024, we announced the execution of a Collaboration and Development Funding Agreement in January 2024 with a third party related to a global Phase 2a study of BIIB122/DNL151, which Denali is operationalizing to evaluate safety and biomarkers associated with dosing BIIB122 in participants with Parkinson’s disease and confirmed pathogenic variants of LRRK2. This agreement includes committed funding of $75.0 million, of which $50.0 million has been received through 2025, and the remainder will be triggered based on operational milestones in the study. Biogen will continue to conduct the ongoing global Phase 2b LUMA study in early-stage Parkinson’s disease. Denali and Biogen will co-commercialize BIIB122/DNL151 assuming regulatory approval. The third party will be eligible to receive low single-digit royalties from Denali on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease, with royalty amounts varying based on the scope of the label.

In December 2024, we announced that dosing had commenced in the Phase 2a study, called BEACON, which is expected to enroll approximately 50 participants into a double-blind treatment period of three months followed by an open label extension.

2026 expected progress and milestones:

•Data from the Phase 2b LUMA study in early-stage PD in mid-2026.

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

Eclitasertib (SAR443122/DNL758) RIPK1 Inhibitor Program for Peripheral Inflammatory Diseases: UC

As part of our parallel development strategy, we have also developed peripherally-restricted RIPK1 inhibitor molecules, which are included as part of the collaboration agreement with Sanofi, described in more detail in “Business - Licenses and Collaborations” below. Sanofi is solely responsible for the development and commercialization of peripherally restricted RIPK1 inhibitors.

Sanofi is conducting a Phase 2 study of eclitasertib in patients with ulcerative colitis; data readout expected in the first half of 2026, as planned.
2026 expected progress and milestones:

•Data from the Phase 2 UC study in the first half of 2026.
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
LRRK2 Agreement

The LRRK2 Agreement includes our small molecule LRRK2 inhibitors (“LRRK2 Products”) that penetrate the BBB, including DNL201 and BIIB122/DNL151, as well as those that do not penetrate the BBB, with BIIB122/DNL151 currently proceeding in clinical development.

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

Payments
When the Sanofi Collaboration Agreement became effective in November 2018, Sanofi paid us $125.0 million upfront. Sanofi is required to make milestone payments totaling up to approximately $495.0 million upon achievement of certain clinical, regulatory and sales milestone events for the Peripheral Products. Such milestone payments include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, Europe and in Japan for three indications. Sanofi has made payments of $35.0 million for Peripheral Product clinical milestones through December 31, 2025, and a further $65.0 million for CNS Product clinical milestones through the same date. Subsequent to the side letter executed on February 24, 2025, we expect to receive no future milestone or royalty payments from Sanofi related to the CNS Products program. We will receive variable royalties on net sales for Peripheral Products sold worldwide, each as further described below.

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
Takeda Option and Collaboration Agreement
Overview

In January 2018, we entered into a Collaboration Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which we granted Takeda an option with respect to our ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. Takeda paid us a $40.0 million upfront payment related to the collaboration, and an additional $110.0 million under a share purchase agreement in February 2018. The Takeda Collaboration Agreement became effective in February 2018, following satisfaction of certain requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In February 2019, we amended the agreement to replace the ATV:BACE1/Tau program with the ATV:Tau program and in March 2022, the parties mutually agreed to terminate activity on the ATV:Tau program over which Takeda had its option to develop and commercialize jointly with the Company. Takeda exercised its option for the PTV:PGRN program in November 2021. Takeda exercised its option for the ATV:TREM2 program in December 2021. In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 program on February 26, 2025, as per the terms of the Takeda Collaboration Agreement. The ATV:TREM2 program termination became effective 60 days following the notice date.

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

As a result of the Acquisition, F-star Gamma became a wholly-owned subsidiary of the Company and we changed the entity’s name to Denali BBB Holding Limited. In addition, we became a direct licensee of certain intellectual property of F-star Ltd (by way of the Company’s assumption of F-star Gamma’s license agreement with F-star Ltd, dated August 24, 2016, (the “F-star Gamma License”)). We made initial exercise payments under the Purchase Agreement and the F-star Gamma License of $18.0 million in the aggregate, less the net liabilities of F-star Gamma, which were approximately $0.2 million. In addition, we are required to make contingent payments, to F-star Ltd and the former shareholders of F-star Gamma, up to a maximum amount following completion of the research phase of the F-star collaboration of $243.0 million in the aggregate upon the achievement of certain defined preclinical, clinical, regulatory and commercial milestones. These include up to $3.0 million in preclinical contingent payments, $30.0 million in clinical contingent payments, $60.0 million in regulatory contingent payments, including $36.0 million due upon regulatory approval of tividenofusp alfa in the United States, and $150.0 million in commercial contingent payments. We have made payments of $49.8 million through December 31, 2025 in the aggregate consisting of up-front, preclinical and clinical contingent consideration.

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

Our financial obligations upon entering the agreement with Genentech included an upfront payment of $8.5 million and a technology transfer fee of $1.5 million. In addition, we may owe Genentech milestone payments upon the achievement of certain development, regulatory and commercial milestones, up to a maximum of $315.0 million in the aggregate, which are subject to equal cost sharing with Biogen since execution of the Biogen Collaboration Agreement. These milestones include up to $37.5 million in clinical milestone payments, $102.5 million in regulatory milestone payments and $175.0 million in commercial milestone payments. We have made milestone payments to Genentech of $15.0 million through December 31, 2025.

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

Royalty Pharma Funding Agreement

In December 2025, we entered into a synthetic royalty funding agreement (the “Royalty Agreement”) with Royalty Pharma plc (“Royalty Pharma”). Pursuant to the Royalty Agreement, Royalty Pharma has agreed to provide us with up to $275.0 million in funding in exchange for a 9.25% royalty on future net sales of tividenofusp alfa. The transaction is subject to various closing conditions, including our achieving U.S. Food and Drug and Administration (FDA) accelerated approval of tividenofusp alfa on or before June 30, 2026. At the closing, Royalty Pharma will make an initial payment of $200.0 million. We will receive an additional payment of $75.0 million upon approval of tividenofusp alfa by the European Medicines Agency (EMA) on or before December 31, 2029. The royalty payments to Royalty Pharma will cease upon reaching a multiple of 3.0x, or 2.5x if achieved by the first quarter of 2039. We will retain all worldwide development and commercialization rights to tividenofusp alfa.
Manufacturing
We believe it is important to our business success to have a reliable, high-quality drug supply chain to support our preclinical and clinical development activities and, if approved, the commercialization of our product candidates. We currently rely on third-party contract development and manufacturing organizations (“CDMOs”) to manufacture and supply preclinical and clinical materials used in the development of our product candidates, and we have established relationships with several CDMOs, including Lonza Sales AG (“Lonza”), which provides development and manufacturing services with respect to certain of our biologic products on a fee-for-service basis. As we mature as a company and advance product candidates toward commercialization, securing and maintaining reliable, high-quality drug supply chains for each product candidate will be critical. We have established a third-party supply chain for tividenofusp alfa and, if approved for the treatment of Hunter syndrome, we plan to continue to rely on third-party contract manufacturers for its commercial supply.
Over time, we intend to complement our use of third-party manufacturers by selectively developing internal manufacturing capabilities, including for commercial supply, to support the advancement and commercialization of our product candidates.
In early 2025, we commenced operations at our clinical manufacturing site in Salt Lake City, Utah, expanding our clinical manufacturing capabilities for biologic therapeutics, including the manufacture of materials for toxicology studies and drug substance for human clinical studies. This facility represents an initial step in building internal manufacturing capabilities, with the goal of increasing flexibility and speed in advancing new investigational therapies into clinical trials.
Commercialization Plan
We do not currently have any approved drugs. The PDUFA date for our lead asset, tividenofusp alfa, is currently April 5, 2026. With this timeline in mind, over the course of 2025 we invested in building right-sized marketing, product distribution, and sales capabilities for the U.S. market. As of the date of this filing, we have established our U.S. commercial infrastructure to support a potential commercial launch following the PDUFA date. We expect to continue to refine these capabilities through and following launch, including distribution planning and logistics, to support the U.S. launch of tividenofusp alfa. In parallel, we are engaging in discussions with potential regional commercial partners regarding possible paths for selective expansion into certain markets outside the United States, subject to applicable regulatory requirements.

Our vision is to become a fully integrated, independent global leader in delivering the power of biotherapeutics to the whole body, including the brain, transforming the lives of people living with serious diseases. We apply our capabilities in discovery, development, manufacturing, and commercial in order to optimize speed, quality, and patient access to our medicines. We look to grow strategically both in terms of therapeutic areas of high unmet need, starting with lysosomal storage diseases and expanding into large neurodegenerative disorders and other serious diseases, as well as from a geographic perspective, with an initial focus on building a commercial presence in the United States and the European Union ("EU"), and establishing a network of specialized regional partners to access other major markets.
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

Our product candidates will compete with current therapies approved for the treatment of neurodegenerative diseases, which to date have been primarily targeted at treating the symptoms of such diseases rather than halting or slowing the progression of the disease. However, in addition to such currently approved therapies, we believe that our product candidates, if approved, may also compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions, including but not limited to:

•Alzheimer’s Disease: Treatments currently approved in some geographies for Alzheimer’s Disease include the amyloid beta-directed antibody therapies ADUHELM (Biogen), LEQEMBI (Eisai/Biogen), and KISLUNA (Eli Lilly). Additionally, potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Biogen/lonis, Arrowhead, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), Roche (including Genentech, its wholly owned subsidiary), AbbVie, Bristol Myers Squibb, Prothena, Regeneron, Alnylam, Eisai, and BioArctic in various stages of development.

•Parkinson’s Disease: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including Roche/Prothena (including Genentech, its wholly owned subsidiary), Ionis, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), AstraZeneca, Takeda, Oncodesign/Servier, Neuron23 and AbbVie in various stages of development.

•FTD-GRN: Potentially disease modifying therapeutics are being developed by several large and specialty pharmaceutical and biotechnology companies, including GSK/Alector, Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), Passage Bio, AviadoBio, Vesperbio, Arkuda Therapeutics, and Orchard Therapeutics in various stages of development.

•Lysosomal storage diseases: The currently approved treatments for lysosomal storage diseases are conventional enzyme-based therapies. Various BBB-penetrant and direct to CNS delivered ERTs and gene therapies are being developed by several large and specialty pharmaceutical and biotechnology companies, including JCR Pharmaceuticals, RegenxBio, Kyowa Kirin/Orchard Therapeutics, and Ultragenyx, and are in various stages of development.

In addition, companies are developing technologies that would compete directly with our TV technology. These include several large and specialty pharmaceutical and biotechnology companies developing BBB delivery technologies that utilize RMT, including JCR Pharmaceuticals, Roche (including Genentech, its wholly owned subsidiary), Eli Lilly (including Prevail Therapeutics, its wholly owned subsidiary), Abbvie, Regeneron, BioArctic, Alector, Bicycle Therapeutics, Ossianix, Vect-Horus, Sanofi, and ABL Bio, among others.
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

As of December 31, 2025, our owned and licensed patent portfolio includes over 1,600 patents and patent applications, including over 30 licensed U.S. issued patents and 40 owned U.S. issued patents, covering certain aspects of our proprietary technology, our product candidates, and related inventions and improvements. The patent portfolio also includes over 500 licensed patents issued in jurisdictions outside of the United States, and over 950 owned patents and patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For our product candidates and our TV platform, we generally pursue or in-license patent protection covering compositions of matter, methods of use, and manufacture.

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

ETV Platform and Programs

We own 12 patent families directed to our ETV platform and related products, including ETV:IDS, ETV:SGSH, ETV:GAA, ETV:Gcase, and ETV:IDUA. This includes 1 issued U.S. patent, which is expected to expire in 2038, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our ETV:IDS molecules, including DNL310. We also own 5 additional patent families directed to various aspects of our DNL310 program, which if issued, are expected to expire in 2039 or later, all not including any patent term adjustments and any patent term extensions. Of the 12 patent families, 3 families relate to the composition of matter of our ETV:SGSH structures, including DNL126. This includes 1 issued U.S. patent, which is expected to expire in 2041, not including any patent term adjustments and any patent term extensions. Any patents issuing from these families are expected to expire between 2039 and 2046, respectively, not including any patent term adjustments and any patent term extensions. Of the 12 patent families, 2 families relate to the composition of matter of our ETV:GAA structures, including DNL952. This includes 1 issued U.S. patent, which is expected to expire in 2044, not including any patent term adjustments and any patent term extensions.

PTV:PGRN Program

We own 4 patent families directed to our PTV:PGRN program. This includes 1 issued U.S. patent, which is expected to expire in 2040, not including any patent term adjustments and any patent term extensions, directed to the composition of matter of our PTV:PGRN molecules, including TAK-594/DNL593. We also own an additional patent family directed to the composition of matter of our PTV:PGRN structures, including TAK-594/DNL593, the earliest of which are expected to expire in 2039, not including any patent term adjustments and any patent term extensions. We also own additional patent families directed to various aspects of our TAK-594/DNL593 program, which, if issued, are expected to expire in 2039 or later, all not including any patent term adjustments and any patent term extensions. Our PTV:PGRN program is subject to our Takeda collaboration.

Oligonucleotide Transport Vehicle Platform and Programs
We own 7 patent families directed to our OTV platform, including OTV:MAPT and OTV:SNCA. These families are directed to compositions and methods of use of our OTVs, including DNL628 (OTV:MAPT) and DNL422(OTV:SNCA), and if issued, are expected to expire between 2042 and 2045, not including any patent term adjustments and any patent term extensions.
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

RIPK1 Inhibitor Program

Our RIPK1 program is subject to our collaboration agreement with Sanofi. We own 6 patent families directed to our RIPK1 inhibitor program. These include 13 issued U.S. patents, including one directed to the composition of matter of eclitasertib (SAR443122/DNL758), which is expected to expire in 2037, not including any patent term adjustments and any patent term extensions.

ATV:Abeta Program

We own 4 patent families directed to our ATV:Abeta program. This includes a family directed to our composition of matter of DNL921, which is expected to expire in 2046, not accounting for any patent term adjustments and any patent term extensions.

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

Preclinical Studies and IND

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate pharmacology, pharmacokinetics and toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with chemistry, manufacturing, and control information, analytical data, including pharmacology and toxicology information, any available clinical data or literature, investigator's brochure, and a proposed clinical protocol, among other information, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

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

NDA/BLA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with the proposed labeling, and information relating to the product's chemistry, manufacturing, and controls, among other information, to ensure consistent product quality, safety, and efficacy. In short, the NDA or BLA is a request for approval to market the drug or biologic for the specified indication(s) and must contain sufficient evidence of efficacy, acceptable safety profile, and appropriate quality attributes. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use and/or from a number of alternative sources, including but not limited to studies initiated by investigators or cooperative clinical groups. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2026 user fee schedule, effective through September 30, 2026, the user fee for an application requiring clinical data, such as an NDA or BLA, is $4,682,003. PDUFA also imposes an annual program fee for each marketed human drug or biologic of $442,213. Fee waivers or reductions are available in certain limited circumstances. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs for an orphan indication submission.

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

Before approving an NDA or BLA, the FDA may conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. Further, FDA’s “real time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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

In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act.
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

For example, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration, as well as new legislative, executive, and other administration actions implemented by the government may impact our clinical development and timelines.
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

In August 2022, Congress passed the Inflation Reduction Act of 2022 ("IRA"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries. These include allowing the federal government to negotiate a maximum price paid by Medicare for certain single source drugs responsible for significant Medicare spending, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. The impact of these legislative, executive, and administrative actions, and any future healthcare measures and agency rules implemented by the new administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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
U.S. Physician Payment Transparency (“Sunshine Act”) and Open Payments

The Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations require certain pharmaceutical and biological product manufacturers to collect and report annually to the Centers for Medicare & Medicaid Services (“CMS”) information regarding payments and other transfers of value provided to U.S. physicians, certain other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by such individuals. CMS makes this information publicly available through the Open Payments program.

Although we are not currently subject to the Sunshine Act’s reporting requirements with respect to commercial activities, we expect that, upon obtaining FDA approval of our lead asset, tividenofusp alfa, and commencing commercialization in the United States, we will become subject to these requirements. As we prepare for potential commercialization, we are continuing to develop and implement policies, procedures, systems, and internal controls designed to identify, track, review, and report applicable payments and other transfers of value accurately and in a timely manner.

Compliance with the Sunshine Act and Open Payments program will require ongoing investment in compliance infrastructure and may result in increased operational complexity and administrative burden. Information disclosed through Open Payments is publicly available and may be subject to review, dispute, and scrutiny by healthcare providers, regulators, payors, the media, and the public. Such disclosure may result in reputational risk, misinterpretation of reported data, or increased scrutiny of our interactions with healthcare providers.
The regulatory requirements governing Open Payments are complex and continue to evolve, including through changes in interpretation, expansion of covered recipients, and modifications to reporting thresholds and categories. Failure to comply with applicable Sunshine Act reporting and recordkeeping requirements, whether due to errors in data collection, interpretation, or reporting, or the actions of third parties acting on our behalf, could subject us to civil monetary penalties, enforcement actions, and reputational harm, which could adversely affect our business, financial condition and results of operations.
Financial Information about Segments

We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. See "Note 14 - Segment information" in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Employees and Human Capital Resources

As of December 31, 2025, we had approximately 503 full-time employees. A large majority of our employees work out of our headquarters location in South San Francisco, CA, with the remainder working remotely or out of our locations in Salt Lake City, Utah and Zurich, Switzerland.

Our human capital strategy is to inspire talented individuals to contribute to our mission through a combination of financial incentives, opportunities for professional growth, and a supportive, values-driven culture. We offer competitive compensation packages comprised of cash-based salaries and bonus opportunities as well as long-term equity incentive grants. We support our employees and their dependents with a comprehensive benefits package, which includes a 401(k) match and the opportunity to participate in an Employee Stock Purchase Plan. We foster professional growth through formal and informal learning opportunities, and encourage frequent feedback through our continuous engagement management approach. Our culture is rooted in our core Denali values of trust, growth, grit, and unity, and we collaboratively strive towards our company goal of delivering effective medicines to transform the lives of people living with neurodegenerative, lysosomal, and other serious diseases.

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

Unity and Collaboration. Denali embraces differences and acknowledges the value that multiple perspectives brings to problem-solving. Employee-led teams spearhead action-oriented programs, such as social responsibility through volunteerism and investment in STEM-focused outreach. To foster an inclusive workplace, we enable multiple avenues for employees to raise concerns, including an anonymous hotline and direct access to our human resources department.

Training and Development. We believe training and development are an important part of creating a safe, productive, fair, and equal environment. We encourage continuous feedback, improvement, and growth for our employees. We provide technical, leadership and compliance training to all employees in several formats, including through live seminars, online trainings and professional organizations. Managers are given training to hone their supervisory skills and better support their employees’ development; they are, in turn, accountable for continuously engaging with employees and providing ongoing feedback and support.

Flexible Work Options. Denali values workplace flexibility and hybrid ways of working, and has a policy which we believe balances more workplace flexibility with time together to collaborate and connect in person. We use tools and technology designed to help us optimize productivity and collaboration.
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

Risks Related to Our Business, Financial Condition and Capital Requirements
We are in the clinical stages of drug development, have no approved products, and may never become profitable.

We are a clinical-stage biopharmaceutical company with a limited operating history, focused on developing therapeutics for neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease, and lysosomal storage diseases, including Hunter syndrome and Sanfilippo syndrome. We commenced operations in May 2015, have no products approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. Our clinical-stage programs are in various phases ranging from Phase 1 through Phase 3. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidates, or manufactured a commercial scale product. Our limited operating history makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by biopharmaceutical companies, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.
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
We have incurred significant net losses since our inception. Our net losses were $512.5 million, $422.8 million, and $145.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $2.05 billion.
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

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offerings completed in October 2022 and December 2025, payments received from our collaboration agreements with Biogen, Sanofi, Takeda, and a strategic private offering transaction completed in February 2024. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects and advance our programs through preclinical and clinical development.

As of December 31, 2025, we had $966.2 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as geopolitical uncertainty, rising inflation or interest rates, the imposition of tariffs, risks associated with transactions denominated in foreign currency, or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.
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
One of our strategies is to identify and pursue clinical development of additional product candidates. We currently have several programs in the research, discovery, and preclinical stages of development. Identifying, developing, obtaining regulatory approval for, and commercializing additional product candidates for the treatment of neurodegenerative and lysosomal storage diseases will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you with any assurance that we will be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved, or assemble sufficient resources to identify, acquire, develop, or, if approved, commercialize additional product candidates. If we make incorrect determinations regarding the viability, indication size, or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates
We are heavily dependent on the successful development of our TV platform and the programs currently in our pipeline. We cannot give any assurance that any of our product candidates will receive regulatory, including marketing, approval, which is necessary before they can be commercialized.

Investment in biopharmaceutical product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy or potency, or an acceptable safety profile, gain regulatory approval, or become commercially viable. To date, we have invested substantially all of our efforts and financial resources to identify, acquire intellectual property for, and develop our TV platform and our programs, including conducting preclinical studies and clinical trials, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for any of the reasons set forth in these Risk Factors. In that event, we may be forced to abandon our development efforts for a program or programs, which could have a material adverse effect on our business.

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

We may encounter substantial delays in our clinical trials or difficulties enrolling patients, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
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

•delays involving our clinical trial sites, including delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, delays in identifying, recruiting and training suitable clinical investigators, and delays in obtaining required IRB approval at each clinical trial site;

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

•delays in identifying, recruiting, and enrolling suitable patients to participate in our clinical trials;

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

•delays due to changes in the staffing, priorities, or leadership of the FDA or other regulatory authorities, or changes to regulatory approval policies or regulations;

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

Our product candidates have been subject to clinical holds in the past and we cannot assure you that others will not be subject to new, partial, or full clinical holds in the future. For example, in August 2023, following imposition of a clinical hold by the FDA, we announced that we and Takeda would discontinue clinical development of TAK-920/DNL919 in Alzheimer’s disease. Additionally, in December 2025, we announced that DNL952 was placed on clinical hold. Although protocol amendments were implemented for DNL952 and the program resumed, there could be safety findings or concerns that result in additional pauses, protocol modifications, or permanent discontinuation of development. Any clinical holds by the FDA, if not timely lifted, could impact our development plans.

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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment and retention in our clinical trials for a variety of reasons, including:

•the size and nature of the patient population, the proximity of patients to trial sites, and the size of the study population required for analysis of the trial's primary endpoints;

•the patient eligibility criteria defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;

•the design of the trial;

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
Our inability to enroll and retain a sufficient number of patients for our clinical trials may increase development costs for our product candidates, delay our ability to obtain clinical data and/or obtain marketing approval, or may require us to abandon one or more clinical trials altogether.
Our clinical trials may reveal significant adverse events, toxicities, or other side effects and may fail to demonstrate substantial evidence of the safety and efficacy or potency of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. It is impossible to predict when or if our product candidates will prove effective or safe in humans, or if our product candidates will receive marketing authorization. Clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Open-label extension studies may also extend the timing and increase the cost of clinical development substantially. Failure can occur at any time during the clinical trial process.

In addition, the results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product or product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols and the rate of discontinuation among clinical trial participants. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and marketing authorization and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially and adversely affected.
We cannot be certain that our current clinical trials or any future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

Even if such clinical trials are successfully completed, we cannot guarantee that the FDA will approve the product candidates for the proposed indications, and more information or trials could be required before we submit our product candidates for approval. For instance, although the FDA has accepted our biologics license application ("BLA") for accelerated approval of DNL310, our PDUFA target date was extended to enable the submission of updated clinical pharmacology information in response to an information request from the FDA. To the extent that the FDA or foreign regulatory authorities are not satisfied with the support we have provided, we may be required to expend significant resources to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval, such as requiring us to narrow our indications to a smaller subset, may also limit its commercial potential.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Adverse events or other undesirable side effects caused by our product candidates could cause us, our collaborators, or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, or other comparable foreign regulatory authorities. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of our product candidates becomes more widespread following any marketing authorization, illnesses, injuries, discomforts and other adverse events that were observed or went undetected in earlier trials will be reported. If such events become known later in development or upon approval, if any, or if such events are incorrectly believed to have been caused by our products, then our business, financial condition, results of operations and prospects may be harmed. For any products approved in the future, these events could hinder or prevent market acceptance of any approved products or reduce the duration of time that physicians expect to use our product in particular patients.

Our most advanced product candidates, DNL310, DNL126, BIIB122/DNL151, eclitasertib (SAR443122/DNL758), TAK-594/DNL593, DNL628, and DNL952, are currently our only clinical stage product candidates. Adverse events and other side effects may result from higher dosing, repeated dosing, and/or longer-term exposure to our product candidates and could lead to delays and/or termination of the development of these product candidates. For example, in December 2025, we announced the imposition of a clinical hold on the DNL952 (ETV:GAA) IND application related to hypersensitivity reactions in preclinical studies. This hold was lifted in January 2026 following amendments to the study protocol's starting dosage, inclusion criteria, safety monitoring commitments, and stopping rules.

Drug-related side effects could affect patient recruitment, the ability of enrolled patients to complete the trial, and/or result in potential product liability claims. Additionally, if one or more of our product candidates receives marketing approval, and we or others, including our collaborators, later identify undesirable side effects or adverse events caused by such products, regulatory authorities could withdraw approval, and/or require a product recall, additional label warnings, changes to the way our product is administered, or additional clinical trials or post-approval studies. We could also be sued and held liable for harm caused to patients. Any of these events could harm our reputation, business, financial condition, and growth prospects.

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

A number of large pharmaceutical and biotechnology companies are developing products for the treatment of the neurodegenerative and lysosomal storage disease indications for which we have research programs, including Alzheimer’s disease, Parkinson’s disease, Hunter syndrome, Sanfilippo syndrome, Pompe disease, and FTD-GRN. Companies that we are aware are developing therapeutics in the neurodegenerative and lysosomal storage disease areas include companies with significant financial resources, established presence in the market, and expertise in research, development, manufacturing, and commercialization. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies, such as gene-editing therapies.

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
In order to conduct clinical trials of our product candidates, or supply commercial products, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities. Under a lease for approximately 60,000 rentable square feet of laboratory, office, and warehouse premises, we have completed the build-out of our Utah site and have begun to manufacture materials for toxicology studies and drug substance for human clinical studies. There can be no assurance that our current and future efforts to scale our internal manufacturing capabilities will succeed.

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

We have initiated the build-out of our sales and marketing infrastructure and have begun to enter into arrangements with third parties for the commercialization of DNL310. There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.
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
Furthermore, if we receive commercial approval in the United States and intend to seek approval in other countries, we may rely on third-party distributors and other commercial partners outside the United States, such as local agents, wholesalers, importers and logistics providers, to market, distribute and support any potential commercial products, and our ability to enter and compete in non-U.S. markets may depend on the performance of these third parties. These partners are subject to complex and evolving foreign laws and regulatory regimes and may be required to obtain, maintain and renew various licenses, approvals and registrations and to comply with local requirements relating to importation, storage and handling, serialization and traceability, pharmacovigilance, recordkeeping and reporting, and promotional and marketing activities. If any such third party fails to obtain or maintain required authorizations, violates applicable laws or industry codes, engages in misconduct or misrepresentations, or otherwise performs poorly (including through inadequate forecasting, inventory management, product storage or handling, documentation, complaint management or recall support), we could experience delayed market entry, interruption of supply, product seizures, import holds or other enforcement actions, and we may incur significant costs to investigate, remediate or transition to alternative partners. In addition, we may have limited ability to monitor and control our foreign distributors’ activities, and we could be subject to regulatory scrutiny, civil or criminal penalties, reputational harm, reduced sales, or termination of our commercial agreements as a result of their acts or omissions.
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

If any of our small molecule product candidates obtain regulatory approval, competitors may file abbreviated new drug applications under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act") seeking approval of generic versions, or submit 505(b)(2) new drug applications referencing our approved products. Although the Hatch-Waxman Act provides certain periods of regulatory exclusivity and we may obtain patent protection eligible for listing in the FDA's Orange Book, we cannot predict which patents, if any, will be eligible for listing, whether generic applicants will challenge those patents through Paragraph IV certifications, or the outcome of any resulting litigation. If any of our Orange Book-listed patents are successfully challenged, the affected product could immediately face generic competition and its sales would likely decline rapidly and materially, which could require us to write off a portion or all of the intangible assets associated with the affected product and could materially and adversely affect our results of operations and cash flows. See "Risks Related to Our Intellectual Property."
Our biologic, or large molecule, product candidates for which we intend to seek approval may face competition sooner than anticipated.
Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, our large molecule product candidates may face competition from biosimilar products. In the United States, our large molecule product candidates, including DNL310, are regulated by the FDA as biologic products. We are seeking approval for DNL310 pursuant to a BLA pathway and may do so for other large molecule product candidates in our pipeline. The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"), created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our large molecule product candidates.
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

Accordingly, if any of our small molecule product candidates are approved, competitors could file ANDAs for generic versions of our small molecule drug products or 505(b)(2) NDAs that reference our small molecule drug products, respectively. See “Risks Related to Our Intellectual Property.”

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Moreover, regulatory authorities may fail to approve companion diagnostics that we contemplate using with our therapeutic product candidates. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Even if we do receive approval from the FDA for our pending BLA or for a future application, we may not receive, or be deemed ineligible to receive, a Rare Pediatric Disease Priority Review Voucher. Changes to the leadership and staffing at federal agencies may also impact our clinical development and timelines.
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
We currently conduct clinical trials outside the United States and may continue to do so in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
We are seeking accelerated approval of DNL310. If successful, the FDA may require us to conduct a confirmatory study to verify the predicted clinical benefit and safety profile. The Food and Drug Omnibus Reform Act reformed the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of our marketing approval.
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

Further, in response to Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the FDA clarified in a January 2023 notice that the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.
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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. These include the enactment of the Affordable Care Act of 2010 (“ACA”), the American Rescue Plan Act of 2021, which will eliminate a statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs, and the July 2021 executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 ("IRA"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

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
There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, business, operating results, financial condition, and international expansion efforts.
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

Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. Regulatory agency staffing changes may disrupt normal operations of federal agencies, including the FDA. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our clinical development plans, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.
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
Although we have begun to manufacture biologic therapeutics, in our Utah site, we currently rely on third-party manufacturers for the manufacture of many of our materials for preclinical studies and clinical trials, and expect to continue to do so for the foreseeable future for a portion of our materials for preclinical studies, clinical trials, and commercial supply.
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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, particularly our Chief Executive Officer, Dr. Ryan Watts, and our scientific and medical personnel. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could harm our business.

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
As of December 31, 2025, we had approximately 503 employees, all of whom were full-time. As our development plans and strategies develop, we must add additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures. Our future financial performance and our ability to continue to develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, we may be unable to effectively manage our outsourced activities or the quality or accuracy of the services provided by consultants may be compromised for any reason. If we are not able to effectively manage our growth, we may not be able to successfully implement the tasks necessary to further develop our product candidates and, accordingly, may not achieve our research, development, and commercialization goals.
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

In December 2025, we entered into a royalty funding agreement with Royalty Pharma. This agreement makes available to us up to $275.0 million in milestone payments. However, these milestone payments are subject to satisfaction of certain conditions related to the regulatory approval of tividenofusp alfa by specific deadlines. Should we not satisfy such conditions by the applicable deadlines, or if we fail to meet our obligations or default under this agreement, we may not receive any milestone payments, or the payments to us could be substantially less than the maximum amounts available under the agreement.
Our internal computer systems, or those used by our third-party research institution collaborators, CROs, or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks, or information security breaches or incidents that could compromise the confidentiality, integrity, and availability of such systems and data, expose us to liability, and affect our reputation.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party vendors and their information technology systems. Commercialization will require the implementation of computer systems that are increasingly complex to install, secure, and maintain. Despite the implementation of security measures, our internal computer systems and those of our collaborators, CROs, and other contractors and consultants may be vulnerable to damage, outages and interruptions resulting from computer viruses and other malicious code or unauthorized access, or breached, compromised, or otherwise subject to security incidents due to operator error, malfeasance, or other system disruptions. Geopolitical events, such as war and armed conflicts, may increase the risks of cyber-attacks, disruptions, and security breaches and incidents that we and these third parties face. Security threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be broad-based or otherwise generic in nature, or they may be custom-crafted against our information systems or those of our collaborators, CROs, or other contractors or consultants.

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

We are increasing our use of artificial intelligence (AI) systems to enhance productivity and efficiency; however, the use of AI presents operational, legal, regulatory, cybersecurity, and reputational risks. Many AI systems generate probabilistic outputs based on patterns in training data rather than deterministic rules, and they may produce results that are inaccurate, incomplete, misleading, biased, or not explainable, including “hallucinations,” and their performance may vary based on inputs, updates, or changes in underlying data. As a result, our use of AI could lead to inaccurate analyses, degraded data quality, improper actions or decisions, operational disruptions, or data loss. Our use of AI may also raise ethical and legal challenges, including outcomes that reflect or amplify bias or discrimination, lack of transparency or traceability, and evolving compliance obligations under data protection, intellectual property, and laws and regulations specifically governing the development, deployment, and use of AI. In addition, AI tools may increase the risk that confidential, proprietary, or personal data is exposed, misused, or inappropriately processed (including through training, retention, or sharing by third-party providers), and could increase cybersecurity threats such as unauthorized access, prompt-injection, data exfiltration, or other security incidents. We may also face claims or investigations related to the use of AI, including alleged infringement or misappropriation of third-party intellectual property, or allegations that AI-generated outputs were relied upon inappropriately. These risks could require additional expenditures, reduce the effectiveness of our operations, result in regulatory scrutiny, litigation, fines, contractual liability, or reputational harm, and could materially adversely affect our business, operating results, financial condition, and stock price. If we do not adopt AI or other machine-learning technologies effectively or at an appropriate pace, we may also be less competitive relative to peers who do.
Business disruptions, including as a result of geopolitical events and global pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, clinical trial sites, and other third-party partners, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health crises, and other natural or man-made disasters or business interruptions, for which we are partly uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by bank failures or instability in the financial services sector, government shutdowns, or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Government responses to such events, such as to public health crises, may also result in disruption and delay of our business.
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
Our business is subject to risks associated with conducting business internationally. In addition to a subsidiary located in Zurich, Switzerland, we have suppliers and collaborative relationships located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

•negative consequences from changes in tax laws or tariffs;

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
As of December 31, 2025, we had federal net operating loss carryforwards of approximately $964.9 million, federal research and development tax credit carryforwards of approximately $73.8 million, and orphan tax credit carryforwards of approximately $75.0 million, some of which will begin to expire in 2034. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have experienced ownership changes in the past, and we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including in connection with our October 2022 and December 2025 offerings, some of which are outside our control. Limitations may also apply under state law. For example, recently enacted California legislation limits the use of state net operating loss carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our net operating loss carryforwards, even if we attain profitability.

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

Furthermore, sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. Certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, on February 27, 2024, we entered into a Purchase Agreement with certain existing accredited investors in connection with a strategic private offering transaction. Pursuant to this transaction, we entered into an agreement granting an investor certain registration rights following such time that the investor may be deemed an affiliate of the Company. Any sales of securities by these stockholders, or the perception that sales will be made in the public market, could have a material adverse effect on the market price for our common stock.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, in December 2025, we sold 9,142,857 shares of common stock and pre-funded warrants to purchase 2,285,714 shares of our common stock in an underwritten public offering. In January 2026, in connection with the same offering, the underwriters exercised their option to purchase an additional 746,468 shares of common stock, on which date we received aggregate net proceeds of approximately $12.4 million. Our security holders may be further diluted by the exercise of the pre-funded warrants issued. We, and indirectly, our stockholders, will bear the cost of issuing and servicing all such securities. Additionally, collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. In December 2025, for example, we announced a royalty funding agreement that, upon certain conditions including regulatory approval within specified timelines and payment of milestones, would entitle Royalty Pharma plc to 9.25% royalty on future net sales of tividenofusp alfa.

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
Our directors, executive officers, holders of more than 5% of our outstanding stock, and their respective affiliates beneficially own a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including approval of significant corporate transactions and the election of directors, as with the recent board nomination and election of a director designated by Baker Brothers Life Sciences L.P. and 667, L.P. ("Baker Brothers") pursuant to a nominating agreement.

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

We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake or system failures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Vice President of Information Technology and Cybersecurity ("VP of IT"), to manage the risk assessment and mitigation process.

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

Our VP of IT is primarily responsible for assessing and managing our material risks from cybersecurity threats. He has prior work experience in cybersecurity, holds relevant degrees, and has current industry-recognized cybersecurity certifications. He oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which the VP of IT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include the following: the identification and assessment of assets and assessing potential associated risks, implementation of protective measures, continuous monitoring and detection of unusual or suspicious activities, incident response and recovery management, regular security awareness and training, and review and alignment of cybersecurity practices with industry recognized cybersecurity practices, compliance, and regulation concerns.
The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk. The Audit Committee receives quarterly updates from the VP of IT regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and cyberinsurance coverage; the Audit Committee in turn provides regular updates to the Board of Directors.
ITEM 2.    PROPERTIES
Below is a summary of our key leased properties as of December 31, 2025:

California

Our corporate headquarters are located in South San Francisco, California, comprising 148,020 square feet of office, research and development, engineering, and laboratory space pursuant to a lease agreement which commenced on April 12, 2019 and expires on April 30, 2029, with an option to extend for a period of ten years. This facility houses the majority of our personnel.

Utah

Our manufacturing facility is located in Salt Lake City, Utah, comprising approximately 60,000 rentable square feet of office, lab, and clinical manufacturing space pursuant to a lease agreement which commenced on April 1, 2024, and is expected to terminate in 2039. We have two five-year renewal period options to extend the lease for a further ten years at the end of the lease term.

Switzerland

Our European headquarters are located in Zurich, Switzerland, comprising approximately 163 square meters (approximately 1,755 square feet) of office space pursuant to a lease agreement that commenced on November 1, 2025 and expires on October 31, 2030, with an option to extend the lease for an additional five-year period. This facility is used for office and administrative purposes.

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
Holders of Common Stock

As of February 20, 2026, there were approximately 143 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.
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

The following graph compares the cumulative total stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 31, 2020 and its relative performance is tracked through December 31, 2025. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
among Denali Therapeutics Inc., the NASDAQ Composite Index and the NASDAQ Biotech Index
DNLI
NASDAQ Biotech Index
NASDAQ Composite Index
$200
$100
$0
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
3/31/24
6/30/24
9/30/24
12/31/24
3/31/25
6/30/25
9/30/25
12/31/25

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
In December 2025, we sold 9,142,857 shares of common stock, par value $0.01 per share (the “Common Stock”), at a price to the public of $17.50 per share (the “Firm Shares”) and 2,285,714 shares of pre-funded warrants at a price to the public of $$17.49 per underlying share, which represents the per share public offering price of each share of common stock less the $0.01 per share exercise price for each pre-funded warrant, through an underwritten public offering for aggregate net proceeds of approximately $189.2 million, after deducting issuance costs of approximately $0.7 million. In January 2026, the underwriters exercised their option to purchase an additional 746,468 shares of the Company’s Common Stock, on which date the Company received aggregate net proceeds of approximately $12.4 million.
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
Overview
Key elements of our strategy include:

1)Discover: Invent a new class of barrier-crossing therapeutics by leveraging our TV platforms and deep expertise in blood-brain barrier biology to enhance the delivery of biotherapeutics to the brain and throughout the body.

2)Develop: Accelerate and expand a broad portfolio of TV-based product candidates to fully unlock the potential of barrier-crossing therapeutics, applying patient-informed development and driving biomarker-guided regulatory approvals.

3)Deliver: Launch initial products targeting rare lysosomal storage diseases as a strategic foundation for expansion into common neurodegenerative conditions and other serious diseases, while building integrated capabilities for long-term growth and profitability.

Our clinical programs are as follows:

•Tividenofusp alfa (DNL310, ETV:IDS), composed of IDS fused to TV, is designed to deliver IDS into cells and tissues throughout the body, including the brain by crossing the BBB, with the goal of addressing the behavioral, cognitive, and physical manifestations of MPS II (Hunter syndrome);

•DNL126 (ETV:SGSH), composed of SGSH fused to TV, is designed to deliver SGSH into cells and tissues throughout the body, including the brain by crossing the BBB, with the goal of treating MPS IIIA (Sanfilippo syndrome type A);

•TAK-594/DNL593 (PTV:PGRN), composed of PGRN fused to TV, is designed to restore PGRN levels in the brain with the goal of treating FTD-GRN and is being developed in collaboration with Takeda;

•DNL952 (ETV:GAA), composed of acid alpha-glucosidase ("GAA") fused to TV and engineered to replace GAA in all tissues, with the goal of treating Pompe disease;

•DNL628 (OTV:MAPT), composed of an antisense oligonucleotide ("ASO") against MAPT fused to TV, designed to suppress gene expression of MAPT encoding the tau protein with the goal of treating Alzheimer's disease;

•BIIB122/DNL151, a small molecule LRRK2 inhibitor, is being developed in collaboration with Biogen for the potential treatment of Parkinson's disease; and

•Eclitasertib (SAR443122/DNL758), a peripheral and non-CNS penetrant small molecule RIPK1 inhibitor, is being developed by Sanofi, to address peripheral inflammatory diseases such as ulcerative colitis ("UC").

The following table summarizes key information about our clinical stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	tividenofusp alfa, or DNL310	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
ETV:SGSH	DNL126	Ph 1/2	Sanfilippo syndrome Type A (MPS IIIA)	Denali
PTV:PGRN	TAK-594/DNL593	Ph 1/2	FTD-GRN	Joint with Takeda
ETV:GAA	DNL952*	Ph 1 (planned)	Pompe disease	Denali
OTV:MAPT	DNL628*	Ph 1b (planned)	Alzheimer’s disease	Denali
LRRK2	BIIB122/DNL151	Ph 2a	Parkinson's disease	Denali
		Ph 2b		Joint with Biogen
RIPK1 (Peripheral)	eclitasertib, or SAR443122/DNL758	Ph 2	UC	Sanofi
______________________________________________________________________________
*Regulatory application to begin clinical testing has been approved by Health Authorities.

Since we commenced operations, we have devoted substantially all of our resources to discovering, acquiring and developing product candidates, building our TV platform, assembling our core capabilities in understanding key neurodegenerative and lysosomal storage disease pathways, operationalizing clinical trials, building manufacturing capabilities and establishing commercial capabilities.

Key operational and financing milestones for the year ended December 31, 2025 and in 2026 to date include:

•Tividenofusp alfa DNL310 (ETV:IDS)

◦In January 2025, we announced that the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy Designation for tividenofusp alfa (DNL310) for the treatment of individuals with MPS II.

◦In February 2025, at the WORLD Symposium conference, we presented the primary analysis of the Phase 1/2 study in 47 participants with Hunter syndrome in the 24-week treatment period and additional long-term follow-up.

◦In May 2025, we completed a rolling submission of a Biologics License Application ("BLA") for tividenofusp alfa under the accelerated approval pathway;

◦In July 2025, we announced that the FDA accepted our BLA for tividenofusp alfa for priority review, assigning a Prescription Drug User Fee Act (PDUFA) target action date of January 5, 2026; In October 2025, we announced that the FDA extended its review timeline of the BLA seeking accelerated approval of tividenofusp alfa from January 5, 2026, to April 5, 2026;

◦In December 2025, we entered into a synthetic royalty funding agreement with Royalty Pharma plc (“Royalty Pharma”), pursuant to which Royalty Pharma has agreed to provide us with up to $275.0 million in funding in exchange for a 9.25% royalty on future worldwide net sales of tividenofusp alfa, which will cease upon reaching a multiple of 3.0x, or 2.5x if achieved by the first quarter of 2039. The agreement is subject to various closing conditions, including Denali achieving U.S. FDA accelerated approval of tividenofusp alfa on or before June 30, 2026. At the closing, Royalty Pharma will make an initial payment of $200.0 million. Denali will be receive an additional payment of $75.0 million upon approval of tividenofusp alfa by the EMA on or before December 31, 2029. Denali will retain all worldwide development and commercialization rights to tividenofusp alfa;

◦In December 2025, we announced that we are in ongoing dialogue with the FDA related to the eligibility of tividenofusp alfa to receive a Rare Pediatric Disease Priority Review Voucher (“PRV”) upon approval. Because we submitted a filing of our intent to request a PRV after the initial BLA submission, based on discussions with the FDA, we may not be eligible to receive the PRV. Therefore, we are not including any potential future proceeds from the sale of a PRV in our financial planning. We continue to work with the FDA and the FDA will determine whether to award a PRV upon approval of tividenofusp alfa. We also announced that a Late Cycle Meeting with the FDA was completed and labeling discussions were underway;

◦In December 2025, we announced that The New England Journal of Medicine published the Phase 1/2 study results; and

◦In January 2026, we announced that we are is preparing for commercial launch in anticipation of a regulatory decision on the BLA for tividenofusp alfa under the FDA accelerated approval pathway with a PDUFA target action date of April 5, 2026, and that enrollment in Cohort A (neuronopathic participants) was completed in the ongoing global Phase 2/3 COMPASS study in December 2025.

•DNL126 (ETV:SGSH)

◦In April 2025, we announced productive collaboration and discussions with the FDA under the START program (“Support for clinical Trials Advancing Rare Disease Therapeutics”) around the potential for an accelerated development and approval path for DNL126 in the treatment of Sanfilippo syndrome;

◦In August 2025, we announced we reached alignment with the FDA that cerebrospinal fluid heparan sulfate (CSF HS) may be considered a reasonably likely surrogate endpoint to predict clinical benefit and may therefore be used to support accelerated approval of DNL126 for MPS IIIA. We also announced that additional 49-week data from the ongoing open-label Phase 1/2 study were consistent with previously announced 25-week data, demonstrating a significant reduction in CSF HS from baseline, including normalization, and a safety profile that supports continued development; and

◦In September 2025, we completed enrollment in the ongoing Phase 1/2 study, and in December 2025 we announced that the Phase 1/2 study remains on track for completion in 2026, supporting a potential accelerated approval pathway and commercial launch by the second half of 2027, with planning for a global Phase 3 confirmatory study underway; and

◦In February 2026, we presented preliminary open-label Phase 1/2 data at the 2026 WORLD Symposium demonstrating substantial reductions in CSF HS, including normalization from baseline, and in urine HS with a safety profile consistent with other enzyme replacement therapies.

•DNL 952 (ETV:GAA)

◦In October 2025, we submitted an Investigational New Drug ("IND") application for DNL952 (ETV:GAA) to initiate a Phase 1 study, and in December 2025 we announced that the IND had been placed on clinical hold. In January 2026 we announced that the FDA has lifted the clinical hold on the IND application for DNL952, and we are proceeding with the Phase 1 study.

•DNL 628 (OTV:MAPT)

◦In January 2026, we announced that the Clinical Trial Application ("CTA") for DNL628 (OTV:MAPT) to initiate a Phase 1b study in Alzheimer’s disease was approved and study start-up activities are underway.

•BIIB122/DNL151 (LRRK2)

◦In May 2025, Biogen announced completion of enrollment in the Phase 2b LUMA study for early-stage Parkinson's disease with a readout expected in 2026.
•Other

◦In January 2025, we announced topline results that the primary endpoint was not met in Regimen G of the Phase 2/3 HEALEY ALS Platform Trial evaluating DNL343 in the treatment of ALS. In March 2025, we provided an update that additional analyses did not demonstrate a treatment effect on neurofilament light ("NfL"), a biomarker of neuronal damage, over the 24-week, double-blind period and in a subset of participants that completed an additional 28 weeks in the open-label active treatment extension. Based on these outcomes, the active treatment extension in Regimen G was discontinued. Overall, DNL343 was found to be generally well tolerated;

◦In February 2025, we and Sanofi executed a side letter terminating Sanofi's license to the CNS Products program including SAR443820/DNL788;

◦In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 program on February 26, 2025, as per the terms of the Takeda Collaboration Agreement. The ATV:TREM2 program termination became effective in April 2025; and

◦In December 2025, we sold 9,142,857 shares of common stock through an underwritten public offering at a price of $17.50 per share, and issued pre-funded warrants to purchase 2,285,714 shares of common stock at a price of $17.49, for aggregate net proceeds of $189.2 million. The pre-funded warrants have an exercise price of $0.01 per share of common stock, and are immediately exercisable and will remain exercisable until exercised in full. In January 2026, the underwriters partially exercised their option to purchase additional shares, and we issued 746,468 shares of common shares for net proceeds of $12.4 million.

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

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net losses of $512.5 million, $422.8 million, and $145.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $2.05 billion. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our TV platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.
Through 2024, we relied entirely on third-party contract manufacturers to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates through 2024. In early 2025, we opened our clinical biomanufacturing facility in Salt Lake City, Utah, expanding U.S. manufacturing capabilities and strengthening supply chain control and operational efficiency. Going forward, we plan to use both our SLC facility and third-party contract manufacturers to supply our preclinical and clinical materials. If tividenofusp alfa is approved for the treatment of Hunter syndrome, we expect to use third-party contract manufacturers to supply commercial product.
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

In April 2023, Biogen exercised its option to license our ATV:Abeta program and we received additional consideration of $5.0 million for an option exercise fee. In August 2023, we executed an Amendment (the “Biogen Amendment”) to the LRRK2 Agreement and ROFN and Option Agreement with Biogen. Pursuant to the Biogen Amendment, the schedule of potential LRRK2 Agreement milestones was amended, while maintaining the same total value of milestones that Denali is eligible to receive. In addition, Biogen waived its option right to the second option program and waived its rights of first negotiation for two other TV-enabled programs under the ROFN and Option Agreement. In July 2024, Denali and Biogen executed a Side Letter to the ROFN and Option Agreement, pursuant to which, effective as of the date of the Side Letter, Biogen terminated its license to the ATV:Abeta program enabled by Denali’s TfR-targeting technology against amyloid beta for the potential treatment of Alzheimer's disease, and granted Denali rights to data generated during the collaboration. The side letter also effected the immediate termination of the ROFN and Option Agreement; as such, the Company expects to receive no future milestone or royalty payments from Biogen related to the ATV:Abeta program. There were no changes to the terms of the LRRK2 Agreement in the year ended December 31, 2025. Further details regarding the terms of the agreements between us and Biogen are included in this Annual Report on Form 10-K in the section titled "Business - Licenses and Collaborations."

We did not recognize any collaboration revenue under the Biogen Collaboration Agreement in the years ended December 31, 2025 and 2024, and we recognized related party collaboration revenue of $295.5 million in the year ended December 31, 2023. Further, we recognized research and development expense of $15.8 million, $16.7 million and $17.7 million related to cost sharing payments we made to Biogen in the years ended December 31, 2025, 2024 and 2023, respectively. We have recorded cost sharing payables of $2.8 million and $2.5 million on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Through December 31, 2025, we have earned $5.0 million in option fee payments but have not recorded any milestone revenue or product sales under the Biogen Collaboration Agreement.
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

We recognized no collaboration revenue associated with the Sanofi Collaboration Agreement in the years ended December 31, 2025 and 2024, and we recognized collaboration revenue of $25.0 million in the year ended December 31, 2023. No receivable from Sanofi was recorded on the Consolidated Balance Sheets as of December 31, 2025 and 2024. Through December 31, 2025, we had received milestone payments of $100.0 million and we have not recorded any product sales under the Sanofi Collaboration Agreement. Subsequent to the February 24, 2025 side letter, we expect to receive no future milestone or royalty payments from Sanofi related to the CNS Products program.
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

In November 2021 and December 2021, Takeda exercised its options for the PTV:PGRN and ATV:TREM2 programs, respectively, subsequent to which we have shared equally in the development costs for the programs. In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 program, and the ATV:TREM2 program termination became effective 60 days following the notice date. Further details regarding the terms of the agreement between us and Takeda, and historic payments between the parties under the agreements, are included in this Annual Report on Form 10-K in the section titled "Business - Licenses and Collaborations."

We did not recognize collaboration revenue under the Takeda Collaboration Agreement in the years ended December 31, 2025 and 2024, and we recognized collaboration revenue of $10.0 million in the year ended December 31, 2023. Further, we offset research and development expense due to cost sharing reimbursements received from Takeda of $6.6 million, $5.9 million and $12.2 million in the years ended December 31, 2025, 2024, and 2023, respectively. We recorded receivables of $1.6 million and $1.5 million from Takeda on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Through December 31, 2025, we have received $65.0 million in milestone payments and $10.0 million of option exercise fees from Takeda, and we have not recorded any product sales under the Takeda Collaboration Agreement.

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

Through December 31, 2025 we have recognized consideration paid under the F-star Purchase Agreement of $49.8 million as research and development expenses consisting of upfront, preclinical and clinical contingent consideration payments, including a $30.0 million contingent consideration payment triggered in March 2023 upon the achievement of a specified clinical milestone in the ETV:IDS program. We did not recognize contingent consideration in the years ended December 31, 2025 or 2024.
Genentech

In June 2016, we entered into an exclusive license agreement with Genentech. The agreement gives us access to Genentech’s LRRK2 inhibitor program. Our collaboration partner in the LRRK2 program, Biogen, is responsible for 50% of any payment obligation to Genentech under the Biogen Collaboration Agreement.

We have made a total of $25.0 million in consideration payments under the Genentech agreement, and we have recognized $18.8 million of associated research and development expense, net of cost sharing reimbursements from Biogen. We did not recognize expenses under this agreement in the years ended December 31, 2025, 2024 and 2023.
Royalty Pharma Funding Agreement

In December 2025, we entered into a synthetic royalty funding agreement (the “Royalty Agreement”) with Royalty Pharma plc (“Royalty Pharma”). Pursuant to the Royalty Agreement, Royalty Pharma has agreed to provide us with up to $275.0 million in funding in exchange for a 9.25% royalty on future net sales of tividenofusp alfa. The transaction is subject to various closing conditions, including our achieving U.S. Food and Drug and Administration (FDA) accelerated approval of tividenofusp alfa on or before June 30, 2026. At the closing, Royalty Pharma will make an initial payment of $200.0 million. We will receive an additional payment of $75.0 million upon approval of tividenofusp alfa by the European Medicines Agency (EMA) on or before December 31, 2029. The royalty payments to Royalty Pharma will cease upon reaching a multiple of 3.0x, or 2.5x if achieved by the first quarter of 2039. We will retain all worldwide development and commercialization rights to tividenofusp alfa.
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
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest income, investment income earned on our cash, cash equivalents and marketable securities, and sublease income, as well as an offset for interest expense on our finance lease liability.
Results of Operations
Comparison of the years ended December 31, 2025 and 2024

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	418,778	396,440	22,338	6
General and administration	136,564	105,438	31,126	30
Total operating expenses	555,342	501,878	53,464	11
Gain from divestiture of small molecule programs	—	14,537	(14,537)	*
Loss from operations	(555,342)	(487,341)	(68,001)	14
Interest and other income, net	42,904	64,636	(21,732)	(34)
Loss before income taxes	(512,438)	(422,705)	(89,733)	21
Income tax expense	(102)	(68)	(34)	50
Net loss	$(512,540)	$(422,773)	(89,767)	21%
__________________________________________________
*Percentage is not meaningful.
Research and development expenses. Research and development expenses were $418.8 million for the year ended December 31, 2025 compared to $396.4 million for the year ended December 31, 2024.

The following table provides a breakdown of our research and development expenses by category (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
External research and development expenses - TV programs, including cost sharing	$154,799	$138,196	16,603	12%
External research and development expenses - small molecule programs, including cost sharing	8,800	42,623	(33,823)	(79)
Other research and development expenses	86,958	62,715	24,243	39
Personnel related expenses(1)	168,221	152,906	15,315	10
Total research and development expenses	$418,778	$396,440	22,338	6%
_________________________________________________
(1)Personnel-related expenses include stock-based compensation expense of $59.5 million and $59.1 million for the years ended December 31, 2025 and 2024, respectively, reflecting an increase of $0.4 million.
The increase in research and development expenses of $22.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to the following:
•an increase of $16.6 million in external research and development expenses for our TV programs driven by increased spend on multiple preclinical and clinical programs including DNL126, DNL628 and DNL952, partially offset by a decrease in expenses related to our DNL310 program;
•an increase of $24.2 million in other research and development expenses, including lab consumables, consultants and general facilities costs, primarily driven by the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah; and
•an increase of $15.3 million in personnel-related expenses, including salaries and stock-based compensation, primarily driven by higher headcount related to the commencement of operations at our large molecule manufacturing facility in Salt Lake City, Utah.
These increases were partially offset by a $33.8 million decrease in external research and development expenses for our small molecule programs, primarily due to the wind-down of activities related to our DNL343 program in 2025.
General and administrative expenses. General and administrative expenses were $136.6 million for the year ended December 31, 2025 compared to $105.4 million for the year ended December 31, 2024. The increase of $31.2 million was primarily driven by headcount increases and other activities associated with preparing for the potential commercial launch for tividenofusp alfa.
Comparison of the years ended December 31, 2024 and 2023
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2024 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, we had cash, cash equivalents and marketable securities in the amount of $966.2 million. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.

Through December 31, 2025 we have obtained aggregate net proceeds of approximately $943.6 million from public offerings of our common stock, including $189.2 million obtained through the sale of 9.1 million shares of common stock and the issuance of pre-funded warrants to purchase 2.3 million shares of common stock in December 2025, and $296.2 million obtained through the sale of 11.9 million shares of common stock in October 2022. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through December 31, 2025.

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
Through December 31, 2025, we have received $115.0 million, $225.0 million, $565.0 million and $50.0 million, pursuant to our collaboration and research and development funding agreements with Takeda, Sanofi, Biogen and an unrelated third party, respectively. These payments include upfront, option and milestone payments. Additionally, we have received $55.0 million and $16.2 million in gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $2.05 billion as of December 31, 2025. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Annual Report on Form 10-K, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, certain pre-launch commercial product, clinical and manufacturing agreements. As of December 31, 2025, we had total undiscounted lease payment obligations of $54.2 million. We had total non-refundable purchase commitments of $45.8 million as of December 31, 2025. While the lease obligations span multiple years, the majority of the purchase commitments are due within the upcoming twelve months Further, we may be required to make contingent payments under existing arrangements upon the achievement of defined clinical, regulatory and commercial milestones in certain programs, including contingent consideration payments to former shareholders of F-star under the F-star Gamma license, and milestone and royalty payments to Genentech under the Genentech License Agreement. These commitments are more fully described in Note 4, "Acquisition, License Agreement and Research and Development Funding Collaboration Agreement" and Note 7, "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
Our future funding requirements, including any changes to existing commitments or the establishment of new commitments, will depend on many factors, including:

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

Cash Flows
The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(412,600)	$(347,694)	$(357,991)
Net cash provided by (used in) investing activities	255,281	(88,756)	249,308
Net cash provided by financing activities	189,216	484,304	17,820
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,897	$47,854	$(90,863)
Net Cash Used In Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $412.6 million, which consisted of a net loss of $512.5 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net accretion of discounts on marketable securities, and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash Provided By (Used In) Investing Activities
During the year ended December 31, 2025, net cash provided by investing activities was $255.3 million, which consisted of $706.0 million of proceeds from the maturities of marketable securities, partially offset by $441.3 million of purchases of marketable securities, and $9.4 million capital expenditures to purchase property and equipment.
Net Cash Provided By Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $189.2 million, which consisted of $189.2 million of net proceeds from public offerings of our common stock and pre-funded warrants in December 2025, and $8.5 million of proceeds from the exercise of stock options and the Company's ESPP, partially offset by an aggregate of $8.2 million of payments related to our finance lease, and $0.3 million issuance costs related to the royalty financing.
Years ended December 31, 2024 and 2023
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2024 Annual Report on Form 10-K for a discussion of the cash flows for the years ended December 31, 2024 and 2023.

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
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $966.2 million as of December 31, 2025, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and intermediate term fixed income securities.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Denali Therapeutics Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Denali Therapeutics Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Accrued and prepaid clinical research and development costs

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, the Company records accrued and prepaid clinical research and development (R&D) costs based on information obtained from vendors including contract research organizations. Each reporting period, estimation is required to determine the costs for certain services when the Company has either not been invoiced or has not received information from vendors regarding actual costs incurred to determine the clinical research and development expenses incurred during the period, and the accrued and prepaid amounts in relation to payments for those services. As of December 31, 2025, accrued and prepaid clinical research and development costs were $13.7 million and $7.3 million, respectively. The accrued and prepaid clinical research and development costs (“Accrued and Prepaid Clinical R&D Costs”) are based in part on estimates for certain clinical research and developments costs incurred under the Company’s service agreements with vendors including contract research organizations. The Company expenses clinical research and development costs incurred based on several factors, such as information obtained from vendors and estimates of certain costs and services completed by certain vendors.

Auditing the Company's accounting for Accrued and Prepaid Clinical R&D Costs was complex due to the estimation of costs for certain services when the Company has either not been invoiced or has not received information regarding actual costs incurred.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls over management’s process to account for Accrued and Prepaid Clinical R&D Costs, including management’s controls over the completeness and accuracy of the data and the process used in determining these costs.

To test the Accrued and Prepaid Clinical R&D Costs, our audit procedures included, among others, confirmation directly with vendors of the completeness of the terms and conditions of significant clinical R&D service agreements and the data used by management in the determination of the Company’s clinical costs incurred. Additionally, we tested the completeness and accuracy of the underlying inputs used in the Company’s analyses through verification of significant inputs, such as costs incurred, invoices received prior to and after the balance sheet, and the terms and conditions of the underlying agreements. We evaluated the completeness of services rendered by the vendors, including examination of meeting materials and performing inquiries of R&D personnel outside the accounting department, to evaluate the completeness of clinical R&D service agreements and the costs incurred by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.

San Mateo, California
February 26, 2026

Denali Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$205,326	$174,960
Short-term marketable securities	662,553	657,371
Prepaid expenses and other current assets	32,779	32,105
Total current assets	900,658	864,436
Long-term marketable securities	98,322	359,373
Property and equipment, net	52,402	55,236
Finance lease right-of-use asset	48,531	47,533
Operating lease right-of-use asset	19,002	22,861
Other non-current assets	25,939	24,741
Total assets	$1,144,854	$1,374,180
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,330	$11,137
Accrued expenses and other current liabilities	95,021	91,071
Total current liabilities	98,351	102,208
Operating lease liability, less current portion	27,210	36,673
Finance lease liability, less current portion	5,532	5,615
Total liabilities	131,093	144,496
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 156,182,177 and 144,220,986 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,888	1,768
Additional paid-in capital	3,062,715	2,764,880
Accumulated other comprehensive income	682	2,020
Accumulated deficit	(2,051,524)	(1,538,984)
Total stockholders’ equity	1,013,761	1,229,684
Total liabilities and stockholders’ equity	$1,144,854	$1,374,180

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue:
Collaboration revenue from customers(1)	$—	$—	$330,531
Total collaboration revenue	—	—	330,531
Operating expenses:
Research and development(2)	418,778	396,440	423,876
General and administration	136,564	105,438	103,354
Total operating expenses	555,342	501,878	527,230
Gain from divestiture of small molecule programs	—	14,537	—
Loss from operations	(555,342)	(487,341)	(196,699)
Interest and other income, net	42,904	64,636	51,505
Loss before income taxes	(512,438)	(422,705)	(145,194)
Income tax expense	(102)	(68)	(30)
Net loss	(512,540)	(422,773)	(145,224)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(1,338)	1,377	7,529
Comprehensive loss	$(513,878)	$(421,396)	$(137,695)
Net loss per share, basic and diluted	$(2.97)	$(2.57)	$(1.06)
Weighted average number of shares outstanding, basic and diluted	172,649,097	164,473,772	137,370,897
__________________________________________________
(1)Includes related-party collaboration revenue from customers of $295.5 million for the year ended December 31, 2023.
(2)Includes expense for cost sharing payments to a related party of $17.7 million for the year ended December 31, 2023.

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	135,965,918	$1,686	$2,018,617	$(6,886)	$(970,987)	$1,042,430
Issuances under equity incentive plans	1,232,526	12	17,808	—	—	17,820
Vesting of restricted stock units	1,187,054	13	(13)	—	—	—
Stock-based compensation	—	—	108,399	—	—	108,399
Net loss	—	—	—	—	(145,224)	(145,224)
Other comprehensive income	—	—	—	7,529	—	7,529
Balance at December 31, 2023	138,385,498	$1,711	$2,144,811	$643	$(1,116,211)	$1,030,954
Issuance of common stock and pre-funded warrants, net of issuance costs of $480	3,244,689	32	499,221	—	—	499,253
Issuances under equity incentive plans	1,288,609	13	17,376	—	—	17,389
Vesting of restricted stock units	1,302,190	12	(12)	—	—	—
Stock-based compensation	—	—	103,484	—	—	103,484
Net loss	—	—	—	—	(422,773)	(422,773)
Other comprehensive income	—	—	—	1,377	—	1,377
Balance at December 31, 2024	144,220,986	$1,768	$2,764,880	$2,020	$(1,538,984)	$1,229,684
Issuance of common stock and pre-funded warrants, net of issuance costs of $728	9,142,857	91	189,158	—	—	189,249
Issuances under equity incentive plans	1,368,573	14	8,445	—	—	8,459
Vesting of restricted stock units	1,449,761	15	(15)	—	—	—
Stock-based compensation	—	—	100,247	—	—	100,247
Net loss	—	—	—	—	(512,540)	(512,540)
Other comprehensive loss	—	—	—	(1,338)	—	(1,338)
Balance at December 31, 2025	156,182,177	$1,888	$3,062,715	$682	$(2,051,524)	$1,013,761

See accompanying notes to consolidated financial statements.

Denali Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(512,540)	$(422,773)	$(145,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,183	7,795	16,726
Stock-based compensation expense	99,633	102,878	108,102
Net accretion of discounts on marketable securities	(10,253)	(35,117)	(43,952)
Non-cash adjustment to operating lease expense	(4,450)	(4,074)	(3,719)
Right-of-use asset amortization for finance lease	3,629	1,197	—
Non-cash gain from divestiture of small molecule programs	—	(14,537)	—
Other non-cash items	49	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(540)	(2,480)	(4,094)
Other non-current assets	772	603	—
Accounts payable	(7,520)	1,437	2,431
Accruals and other current liabilities	465	3,248	2,648
Related party contract liability	—	—	(290,532)
Deferred research and development funding liability	6,972	14,129	—
Other non-current liabilities	—	—	(379)
Net cash used in operating activities	(412,600)	(347,694)	(357,991)
Investing activities
Maturities of marketable securities	706,046	1,157,120	2,075,947
Purchases of marketable securities	(441,263)	(1,229,964)	(1,813,700)
Purchases of property and equipment	(9,502)	(15,912)	(12,939)
Net cash provided by (used in) investing activities	255,281	(88,756)	249,308
Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs of $480	—	499,253	—
Proceeds from public offering of common stock and pre-funded warrants, net of issuance costs of $728	189,249	—	—
Proceeds from exercise of awards under equity incentive plans	8,459	17,389	17,820
Payments for finance lease right-of-use asset	(8,168)	(32,338)	—
Issuance costs related to the royalty financing	(324)	—	—
Net cash provided by financing activities	189,216	484,304	17,820
Net increase (decrease) in cash, cash equivalents and restricted cash	31,897	47,854	(90,863)
Cash, cash equivalents and restricted cash at beginning of year	176,535	128,681	219,544
Cash, cash equivalents and restricted cash at end of year	$208,432	$176,535	$128,681
Supplemental disclosures of cash flow information
Equity consideration received in the divestiture of small molecule programs (Note 13)	$—	$15,000	$—
Increase in right-of-use asset due to lessor assets	$—	$7,051	$—
Right-of-use asset obtained in exchange for new finance lease liabilities	$—	$9,358	$—
Property and equipment purchases accrued but not yet paid	$—	$1,192	$553
Cash paid for finance lease interest	$720	$302	$—
Issuance costs incurred but not yet paid	$482	$—	$—
Cash paid during the year for income taxes	$46	$—	$3
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
Reclassification
Certain prior period amounts in the Company’s Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation. Specifically, amounts related to the research and development funding liability that were previously included within changes in operating assets and liabilities - accruals and other current liabilities have been reclassified to changes in operating assets and liabilities - deferred research and development funding liability.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company had no off-balance sheet concentrations of credit risk.
The Company is subject to a number of risks similar to other biopharmaceutical companies at our stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical testing or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under any license or collaboration agreements, and the need to scale internal manufacturing and/or secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. Further, the company is also subject to broad market risks and uncertainties resulting from recent events, such as bank failures or instability in the financial services sector, geopolitical instability, war and armed conflicts, inflation, rising interest rates, and recession risks as well as supply chain and labor shortages.
Convertible Preferred Stock
The Company is authorized to issue 40.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2025 and 2024, the Company had no shares of preferred stock issued or outstanding.
Investments

The Company holds an equity investment in a venture-backed privately held company, Tenvie Therapeutics, Inc. ("Tenvie"). The privately held company is a Variable Interest Entity ("VIE"), but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE is limited to the value of the equity investment. The equity investment held by the Company lacks a readily determinable fair value and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investment for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no impairments during the years ended December 31, 2025 and 2024.

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
Cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Consolidated Balance Sheets and restricted cash of $3.1 million, $1.6 million and $1.6 million as of December 31, 2025, 2024 and 2023, respectively, which is included within other non-current assets in the Consolidated Balance Sheets. Restricted cash relates to letters of credit supporting the Company’s headquarters building lease and, as of December 31, 2025, also includes a letter of credit supporting the Company’s credit card program.
Marketable Securities
The Company generally invests its excess cash in money market funds and investment grade short to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the Consolidated Balance Sheets, are considered available-for-sale, and are reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.

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
Research and Development Expenses
Research and development expenses represent costs incurred to conduct research and development activities, including the discovery and development of product candidates. The Company recognizes all research and development costs as they are incurred. The Company’s research and development expenses consist primarily of:

•expenses incurred under agreements with collaborators, consultants, third-party contract research organizations (“CROs”), and investigative sites, which conduct a substantial portion of the Company’s preclinical studies and clinical trials;
•costs of acquiring laboratory supplies and originator comparator materials, and costs related to the internal and third-party manufacturing of preclinical and clinical trial supplies;
•costs associated with internal and third-party manufacturing process development activities, analytical activities and pre-launch inventory manufactured prior to regulatory approval being obtained or deemed to be probable;
•salaries and other personnel-related expenses, including stock–based compensation; and
•facility costs and other allocated expense, including direct and allocated costs for rent and maintenance of facilities, depreciation and amortization of leasehold improvements, and manufacturing and laboratory equipment.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. The weighted-average common shares outstanding as of December 31, 2025 and 2024 include the pre-funded warrants to purchase shares of common stock. Refer to discussion in Note 8 - "Common Stock".
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The Company has adopted this accounting standard update retrospectively on December 31, 2025. Newly required disclosures has been included in Note 11- "Income Taxes".

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
2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$149,874	$—	$—	$149,874
Commercial paper	—	24,899	—	24,899
Short-term marketable securities:
U.S. government treasuries	600,084	—	—	600,084
Corporate debt securities	—	62,469	—	62,469
Long-term marketable securities:
U.S. government treasuries	58,545	—	—	58,545
Corporate debt securities	—	39,777	—	39,777
Total	$808,503	$127,145	$—	$935,648

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$126,728	$—	$—	$126,728
Short-term marketable securities:
U.S. government treasuries	629,400	—	—	629,400
Corporate debt securities	—	21,399	—	21,399
Commercial paper	—	6,572	—	6,572
Long-term marketable securities:
U.S. government treasuries	334,892	—	—	334,892
Corporate debt securities	—	24,481	—	24,481
Total	$1,091,020	$52,452	$—	$1,143,472

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company did not transfer any assets or liabilities between the fair value measurement levels during the years ended December 31, 2025 or 2024.

3.    Marketable Securities
All marketable securities were considered available-for-sale at December 31, 2025 and 2024. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$599,200	$893	$(9)	$600,084
Corporate debt securities	62,407	71	(9)	62,469
Total short-term marketable securities	661,607	964	(18)	662,553
Long-term marketable securities:
U.S. government treasuries	58,524	21	—	58,545
Corporate debt securities	39,710	69	(2)	39,777
Total long-term marketable securities	98,234	90	(2)	98,322
Total	$759,841	$1,054	$(20)	$760,875

	December 31, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$627,809	$1,618	$(27)	$629,400
Corporate debt securities	21,337	62	—	21,399
Commercial paper	6,572	—	—	6,572
Total short-term marketable securities	655,718	1,680	(27)	657,371
Long-term marketable securities:
U.S. government treasuries	334,300	788	(196)	334,892
Corporate debt securities	24,354	127	—	24,481
Total long-term marketable securities	358,654	915	(196)	359,373
Total	$1,014,372	$2,595	$(223)	$1,016,744
As of December 31, 2025 and 2024, some of the Company's marketable securities were in an unrealized loss position. The Company had not recognized an allowance for credit losses as of December 31, 2025 or 2024. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of the Company's investments were held in U.S. government securities, and the remainder were held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date had been in a loss position for less than twelve months or the loss is not material.
As of December 31, 2025 all of the Company’s marketable securities had an effective maturity of less than two years.
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
The Acquisition obligates the Company to make certain contingent payments to former shareholders and under the F-star Gamma license. In 2023, the Company incurred $30.0 million in R&D expenses upon the achievement of a clinical milestone. There was no contingent consideration expense recognized for the years ended December 31, 2025 or 2024. Under this arrangement, the Company may be required to make additional contingent consideration payments of up to $210.0 million, consisting of up to $60.0 million in regulatory contingent payments, including $36.0 million due upon regulatory approval of tividenofusp alfa in the United States, and up to $150.0 million in commercial contingent payments.
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
The Company has made a total of $25.0 million in consideration payments under the Genentech agreement. The Company did not recognize expenses under this agreement in the years ended December 31, 2025, 2024 or 2023.
Collaboration and Development Funding Agreement
In January 2024, the Company entered into a Collaboration and Development Funding Agreement with an unrelated third party, which obligates this third party to provide up to $75.0 million of funding and collaborate with the Company to conduct a global Phase 2a study of BIIB122/DNL151 in patients with Parkinson’s disease and confirmed pathogenic variants of LRRK2.
Pursuant to this agreement, the Company has received payments totaling $50.0 million as of December 31, 2025, with the remainder to be paid upon achievement of operational milestones in the study. After the full $75.0 million in consideration has been paid, the third party will be eligible to receive low single-digit royalties from the Company on annual worldwide net sales of LRRK2 inhibitors for the treatment of Parkinson’s disease.
The Company determined that this arrangement is an R&D funding arrangement under ASC 730. As the third party is sharing in the risk associated with research and development activities with the Company, the development funding is recognized as an obligation to perform contractual services. Accordingly, payments received are recorded as a liability, and recognized by the Company as a reduction to research and development expenses over the estimated Phase 2a study period as the underlying research and development costs are incurred. Under this arrangement, the Company recognized an offset to research and development expenses of $18.0 million and $10.9 million in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024, respectively. The Company recorded current deferred research and development funding liabilities of $21.1 million and $14.1 million on the Consolidated Balance Sheets as of December 31, 2025, and 2024, respectively.

5.    Collaboration Agreements
Biogen
In August 2020, the Company entered into a binding Provisional Collaboration and License Agreement (“Provisional Biogen Collaboration Agreement”) with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”) pursuant to which the Company granted Biogen a license to co-develop and co-commercialize Denali’s small molecule LRRK2 inhibitor program (the “LRRK2 Program”), an option in respect of each of (i) the Company’s amyloid beta program utilizing the Company's TransportVehicleTM ("TV") technology to cross the blood-brain barrier ("BBB") and (ii) one other unnamed program also utilizing the Company's TV technology platform (the “Option Programs”), and a right of first negotiation with respect to two additional unnamed programs utilizing the Company's TV technology platform (the “ROFN Programs”), should the Company decide to seek a collaboration with a third party for such programs. The Provisional Biogen Collaboration Agreement was a binding agreement, which became effective on the closing of the Common Stock Purchase Agreement in September 2020, pursuant to which the Company sold 13,310,243 shares of common stock (the “Shares”) to BIMA for an aggregate purchase price of $465.0 million. The Provisional Biogen Collaboration Agreement expired in October 2020 upon the execution of a Definitive LRRK2 Collaboration and License Agreement (“LRRK2 Agreement”) with Biogen on October 4, 2020 and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”) on October 6, 2020 (collectively, the "Biogen Collaboration Agreement"). Biogen made an upfront payment of $560.0 million upon execution of the Biogen Collaboration Agreement in October 2020.
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
Biogen Collaboration Agreement
The Company believes that the Biogen Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Arrangements, and that Biogen meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for all of the performance obligations identified at inception except for the LRRK2 Development Activities. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for guidance where the performance obligation does not fall under ASC 606, and determined that for the interim LRRK2 development activities subject to cost sharing provisions, the guidance in ASC 730, Research and Development should be applied. The LRRK2 Development Activities cost sharing reimbursements or expenses are being recognized over time as earned or incurred, since this is believed to directly correlate to the value of the services performed.
As of December 31, 2025, the Company had earned $5.0 million in option fee payments, but had not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.
Sanofi
In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly owned subsidiary of Sanofi S.A. ("Sanofi") pursuant to which certain small molecule CNS and peripheral receptor interacting serine/threonine protein kinase 1 ("RIPK1") inhibitors contributed by Sanofi and by the Company would be developed and commercialized. When the Sanofi Collaboration Agreement became effective in November 2018, Sanofi paid us $125.0 million upfront. Under the Sanofi Collaboration Agreement, Sanofi is required to make milestone payments totaling up to approximately $495.0 million upon achievement of certain clinical, regulatory and sales milestone events for the Peripheral Products. Such milestone payments include $120.0 million in clinical milestone payments, $175.0 million in regulatory milestone payments and $200.0 million in commercial milestone payments for Peripheral Products, as defined, that are developed and approved in the United States, Europe and in Japan for three indications. Sanofi has made payments of $35.0 million for Peripheral Product clinical milestones through December 31, 2025, and payments of $65.0 million for CNS Product clinical milestones through the sale date. On February 24, 2025, Denali and Sanofi executed a side letter terminating Sanofi's license to the CNS Products program including SAR443820/DNL788. Subsequent to this side letter, the Company expects to receive no future milestone or royalty payments from Sanofi related to the CNS Products program. The Company will receive variable royalties on net sales for Peripheral Products sold worldwide, each as further described below.
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

During the year ended December 31, 2023, the Company earned a clinical milestone of $25.0 million when the associated performance obligation was satisfied, which was recognized in collaboration revenue from customers in the Consolidated Statement of Operations and Comprehensive Loss. There were no milestones recognized in collaboration revenue from customers in the Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2025 or 2024.
The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and no contract liability remains on the Consolidated Balance Sheets as of December 31, 2025 or 2024. As of December 31, 2025, the Company had earned milestone payments of $100.0 million. and had not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda
Takeda Collaboration Agreement

In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"), pursuant to which the Company granted Takeda an option to develop and commercialize, jointly with the Company, certain biologic products that are enabled by the Company's BBB delivery technology and intended for the treatment of neurodegenerative disorders, concurrent with a stock purchase agreement under which Takeda purchased 4,214,559 shares of Denali common stock for $110.0 million. The programs subject to the Takeda Collaboration Agreement were the Company’s ATV:BACE1/Tau, ATV:TREM2 and PTV:PGRN programs. The Takeda Collaboration Agreement became effective in February 2018, at which time Takeda paid the Company an upfront payment of $40.0 million. In February 2019, the agreement was amended to replace the ATV:BACE1/Tau program with the ATV:Tau program, and in March 2022, Takeda and the Company agreed to terminate activity on the ATV:Tau program. Subsequent to the ATV:Tau termination, total preclinical milestone payments that Takeda owed under the Takeda Collaboration Agreement was $55.0 million for all three programs, all of which had been earned and received as of December 31, 2022.
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
The Company did not record any product sales and there are no remaining performance obligations under the initial Takeda Collaboration Agreement. The Takeda Collaboration Agreement was superseded by the PTV:PGRN and ATV:TREM2 Collaboration Agreements subsequent to opt-in for the two programs in November and December 2021, respectively, recognition of all preclinical milestones, and termination of the ATV:Tau program. In February 2025, after mutual agreement to discontinue preclinical activities on ATV:TREM2, Takeda delivered notice of its election to terminate the ATV:TREM2 program, as per the terms of the Takeda Collaboration Agreement. Subsequent to the effective date of the termination of the ATV:TREM2 Collaboration Agreement, there are no future milestones, cost, or profit sharing related to this agreement. Prior to its termination, the ATV:TREM2 Collaboration Agreement was accounted for consistent with the treatment of the PTV:PGRN Collaboration Agreement, which is discussed in the subsequent section.

PTV:PGRN Collaboration Agreement
In November 2021, Takeda exercised its options to jointly develop and commercialize the PTV:PGRN program, triggering the option fee of $5.0 million, which formed the transaction price at contract inception, all of which was allocated to the underlying Technology License which was delivered on or around the effective date of the Collaboration Agreement. Management determined that the opt-in by Takeda on the PTV:PGRN program represents a new contract with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement"), effective in December 2021 upon payment of the option fee. From inception of the PTV:PGRN Collaboration Agreement through December 31, 2025, there was no change to the terms of the agreement.
The Company believes that the PTV:PGRN Collaboration Agreement is a collaboration arrangement as defined in ASC 808, Collaborative Arrangements. The Company also believes that Takeda meets the definition of a customer as defined in ASC 606, Revenue From Contracts With Customers for the PTV:PGRN Technology License performance obligation delivered in the collaboration agreement. Since ASC 808 does not address recognition and measurement, the Company looked to other accounting literature for the PTV:PGRN Development Activities unit of account, and determined that the guidance in ASC 730, Research and Development should be applied.
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
A $10.0 million milestone was triggered under the PTV:PGRN Collaboration Agreement upon achievement of a specified clinical milestone and recognized in collaboration revenue from customers in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2023. No product sales have been recorded under the agreement.
Collaboration Revenue
Revenue disaggregated by collaboration agreement and performance obligation is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Takeda Collaboration Revenue - PTV:PGRN Program	—	—	10,000
Sanofi Collaboration Revenue - CNS Program	—	—	25,000
Biogen Collaboration Agreement:
ATV:Abeta Program License(1)	—	—	293,912
Option Research Services(2)	—	—	1,619
Total Biogen Collaboration Revenue	—	—	295,531
Total Collaboration Revenue	$—	$—	$330,531
_________________________________________________
(1)Revenue of $288.9 million for the year ended December 31, 2023 was included in the related-party contract liability balance at the beginning of the period.
(2)Revenue was included in the contract liability balance at the beginning of the year.

Cost Sharing Payments and Reimbursements
Cost sharing payments to collaboration partners recorded as expenses in research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss, and cost sharing reimbursements from collaboration partners recorded as an offset to research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Takeda Collaboration Agreement:
PTV:PGRN cost sharing (reimbursements)	$(6,456)	$(4,789)	$(7,065)
ATV:TREM2 cost sharing (reimbursements)	(147)	(1,147)	(5,100)
Total Takeda cost sharing (reimbursements)(1)	(6,603)	(5,936)	(12,165)
Biogen Collaboration Agreement: LRRK2 cost sharing payments(2)	15,805	16,742	17,678
Net cost sharing payments (reimbursements)	$9,202	$10,806	$5,513
________________________________________________
(1)Cost sharing reimbursements of $1.6 million and $1.5 million were recorded as a receivable within prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
(2)Cost sharing payments due to Biogen of $2.8 million and $2.5 million were recorded within accounts payable on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
6.    Balance Sheet Components
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	As of December 31,
	2025	2024
Accounts receivable and other receivables	$2,177	$2,171
Prepaid clinical research & development costs	7,280	6,473
Prepaid manufacturing and other research & development costs	10,249	16,196
Other prepaid assets and other current assets	13,073	7,265
Total prepaid expenses and other current assets	$32,779	$32,105
Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2025	2024
Leasehold improvements	$47,755	$46,905
Laboratory equipment	45,797	40,554
Manufacturing equipment	17,493	15,998
Computer equipment and purchased software	2,203	1,841
Furniture and fixtures	2,049	1,980
Total property and equipment	115,297	107,278
Less: accumulated depreciation	(62,895)	(52,042)
Total property and equipment, net	$52,402	$55,236
Depreciation expense was $11.2 million, $7.8 million and $16.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation expense for the year ended December 31, 2023 includes $7.9 million of accelerated depreciation on leasehold improvements due to the Company terminating the previous SLC Lease in March 2023.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	As of December 31,
	2025	2024
Accrued compensation	$32,179	$24,728
Accrued clinical and other research & development costs	19,458	22,822
Accrued manufacturing costs	5,336	12,779
Operating lease liability, current	9,463	8,308
Finance lease liability, current	83	3,726
Deferred research and development funding liability, current	21,101	14,129
Other accrued costs and current liabilities	7,401	4,579
Total accrued expenses and other current liabilities	$95,021	$91,071
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

In April 2023, the Company entered into a finance lease for its clinical manufacturing site in Salt Lake City (the "SLC Lease") for a 59,336 square foot laboratory, office and warehouse premises with a contractual term of approximately 15 years, and undiscounted lease payments of approximately $13.4 million, which was subsequently amended in October 2023. The Company has the option to extend the lease term for a period of ten years at the end of the lease term. The accounting lease commencement date was determined to be August 1, 2024, the date the Company was deemed to have obtained control over the property, at which time the lease was determined to be a finance lease and the lease liability and ROU asset were recorded on the Consolidated Balance Sheets. The Finance lease ROU asset includes approximately $47.4 million of lessor owned improvements funded by the Company.

Management exercised judgment in applying the requirements of ASC 842, including the determination as to whether certain contracts contain a lease, lease classification, the lease consideration, and the commencement date of the leases, and for leases identified under the standard, the discount rate used to determine the measurement of the lease liability. The discount rates of the Company's operating and finance leases are an approximation of the Company's incremental borrowing rate and are dependent upon the term and economics of the agreement. To estimate the incremental borrowing rates, management considered observable debt yields of comparable market instruments, as well as benchmarks within the lease agreement that may be indicative of the rate implicit in the lease. There were no changes to the terms of the leases recognized under ASC 842 during the year ended December 31, 2025.
The following table summarizes lease costs recognized for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$7,595	$7,189	$7,983
Finance lease cost:
Amortization of ROU assets	3,629	1,197	—
Interest	720	302	—
Variable lease cost	5,806	5,065	4,458
Total lease costs	$17,750	$13,753	$12,441
The following table contains a summary of other information pertaining to the Company’s leases for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash flows from operating lease	$11,793	$11,417	$11,345

	As of December 31,
	2025	2024	2023
Weighted-average remaining lease term (in years):
Operating lease	3.3 years	4.3 years	5.3 years
Finance lease	13.3 years	14.3 years	—
Weighted-average discount rate applied (%):
Operating lease	9.0%	9.0%	9.0%
Finance lease	13.7%	13.7%	—%
The following table reconciles the undiscounted cash flows for the next five years and total of the remaining years to the operating and finance lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2025 (in thousands):

Year Ended December 31:	Operating Lease	Finance Lease
2026	$12,182	$794
2027	12,584	811
2028	13,001	829
2029	4,381	848
2030	—	867
Thereafter	—	7,947
Total undiscounted lease payments	42,148	12,096
Less: present value adjustment	(5,475)	—
Less: imputed interest	—	(6,481)
Total future minimum lease payments	$36,673	$5,615

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
Commitments
In the normal course of business, the Company enters into firm purchase commitments primarily related to supply of pre-launch commercial product, research, development and manufacturing activities. The Company had contractual obligations under certain commercial product, clinical and manufacturing agreements of $44.3 million and $60.8 million, as of December 31, 2025 and 2024, respectively. Further, the Company had other commitments of $1.5 million and $2.2 million as of both December 31, 2025 and 2024, respectively.
Royalty Pharma Funding Agreement
On December 4, 2025, the Company entered into a royalty funding arrangement (the “Royalty Agreement”) with Royalty Pharma plc (“Royalty Pharma”). Pursuant to the Royalty Agreement, Royalty Pharma agreed to provide up to $275.0 million in funding to the Company in exchange for a 9.25% royalty on worldwide net sales of tividenofusp alfa. The transaction is subject to various closing conditions, including the Company achieving FDA approval of tividenofusp alfa on or before June 30, 2026. At closing, Royalty Pharma will make an initial payment of $200.0 million and Royalty Pharma will be obligated to make an additional payment of $75.0 million upon European Medicines Agency (the "EMA") approval of tividenofusp alfa on or before December 31, 2029. Royalty payments will cease upon Royalty Pharma receiving a multiple of 3.0x of the initial investment proceeds, or 2.5x if achieved by the first quarter of 2039. As of December 31, 2025, the transaction had not closed and no liability related to the Royalty Agreement was recorded in the consolidated financial statements.
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
8.    Common Stock
In February 2024, the Company entered into a securities purchase agreement (the "Purchase Agreement") with certain investors for the private placement of (i) 3,244,689 shares of the Company's common stock at a price of $17.07 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 26,046,065 shares of the Company's common stock at a purchase price of $17.06 per pre-funded warrant, which represents the per share price for the common stock less the $0.01 exercise price. The private placement closed on February 29, 2024, at which time the Company received aggregate net proceeds of approximately $499.3 million, after deducting issuance costs of approximately $0.5 million.

On December 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the public offering of (i) 9,142,857 shares of the Company’s common stock, at a public offering price of $17.50 per share, and (ii) additional Pre-Funded Warrants to purchase 2,285,714 shares of Common Stock at a public offering price of $17.49 per pre-funded warrant, which represents the per share price for the common stock less the $0.01 exercise price. The public offering closed on December 11, 2025, at which time the Company received aggregate net proceeds of approximately $189.2 million, after deducting issuance costs of approximately $0.7 million. In January 2026, the underwriters exercised their option to purchase an additional 746,468 shares of the Company’s Common Stock, on which date the Company received aggregate net proceeds of approximately $12.4 million.
All of the Pre-Funded Warrants issued in the aforementioned private placement and the public offering were outstanding as of December 31, 2025, and were classified as a component of permanent equity in the Company’s consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise.
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
The 2017 Plan provides that the number of shares reserved and available for issuance under the 2017 Plan will automatically increase each January 1, beginning on January 1, 2019, by the lesser of (i) 10.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2017 Plan. In 2025, common stock available for issuance under the 2017 Plan was increased by approximately 7.2 million shares as a result of this automatic increase provision. As of December 31, 2025 and 2024, there were approximately 14.8 million and 14.3 million common shares available for the Company to grant under the 2017 Plan, respectively.

Stock Option Activity
The following table summarizes option award activity under the 2017 Plan and the 2015 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual life (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	18,660,150	$25.99	5.94	$48,266
Granted	5,019,276	19.57
Exercised	(773,881)	1.81
Forfeited	(734,841)	25.16
Expired	(844,371)	0.68
Balance at December 31, 2025	21,326,333	$26.39	6.21	$10,658
Vested and expected to vest at December 31, 2025	21,326,333	$26.39	6.21	$10,658
Exercisable at December 31, 2025	13,674,635	$29.46	4.84	$8,497
Aggregate intrinsic value represents the difference between the fair value of the Company's common stock and the exercise price of outstanding options. The total intrinsic value of options exercised was $10.8 million, $10.6 million, and $12.1 million as of December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024, and 2023 the weighted-average grant-date fair value of the options vested was $16.30, $23.61, and $24.30 per share, respectively. The weighted-average grant date fair value of all options granted during the years ended December 31, 2025, 2024 and 2023 was $12.35, $12.99, and $17.95 per share, respectively.
Stock Options Granted to Employees with Service-Based Vesting
The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model, which requires various assumptions, including the fair value of the Company’s common stock, expected term, expected dividend yield, expected volatility, and the risk-free interest rate. The fair value of the Company’s common stock is based on the current market price, unless an adjustment is determined to be required, through discussion with senior management, due to material non-public information known by the Company at the time of grant. The expected volatility used in valuing stock options granted in 2024 and 2025 is based solely on the historical volatility of the Company’s common stock. For 2023, because the Company did not have sufficient trading history to rely exclusively on its own stock price volatility, expected volatility was determined using a combination of the Company’s historical volatility and the historical volatility of comparable publicly traded biotechnology and pharmaceutical companies over a period consistent with the expected term of the awards. Management considers whether the Company is in possession of material non-public information at the time of grants when making certain estimates, including volatility and the fair value of the Company's common stock. The expected term of stock options represents the period that the Company’s stock-options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The risk-free interest rate is based on the implied yield currently available on U.S. treasury notes with terms approximately equal to the expected life of the option. The expected dividend rate is zero as the Company currently has no history or expectation of declaring cash dividends on the Company’s common stock.

The following assumptions were used in estimating the fair value of grants during the year ended:

December 31,
	2025	2024	2023
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	5.50 - 6.08
Volatility	64.8% - 68.7%	64.5% - 66.0%	67.6% - 69.6%
Risk-free interest rate	3.6% - 4.5%	3.7% - 4.5%	3.4% - 4.8%
Dividend yield	—	—	—
Restricted Stock Activity
We grant restricted stock units ("RSUs") under the 2017 Plan. The fair value of restricted stock underlying the RSUs is determined based on the closing market price of the Company's common stock on the date of grant.
Aggregated information regarding RSUs granted under the Plan for the year ended December 31, 2025 is summarized below:

	Number of Units	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2024	4,128,514	$27.33
Granted	2,726,354	18.76
Vested and released	(1,449,761)	32.12
Forfeited	(280,478)	21.49
Unvested and expected to vest at December 31, 2025	5,124,629	$21.74
The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company's common stock on the last trading day of the fiscal period, multiplied by outstanding RSUs as of December 31, 2025. The total intrinsic value of RSUs expected to vest was $84.6 million as of December 31, 2025. During the years ended December 31, 2024 and 2023 the weighted-average grant-date fair value of RSUs granted was $21.01 and $27.38, respectively. The total fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $27.1 million, $27.6 million, and $31.6 million, respectively.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$59,490	$59,146	$62,901
General and administrative	40,143	43,732	45,201
Total	$99,633	$102,878	$108,102
As of December 31, 2025, total unamortized stock-based compensation expense was $161.0 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.5 years.
There was no tax benefit realized related to awards vested or exercised during the years ended December 31, 2025, 2024 and 2023. There is no deferred tax benefit on total stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 since the company has recorded a full valuation allowance on all deferred tax assets.

10.    Defined Contribution Plan
The Company sponsors a 401(k) retirement savings plan for the benefit of its employees, including Denali's named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The Company made contributions to the Plan for eligible participants, and recorded contribution expenses of $3.7 million, $3.0 million and $3.2 million for the years ended December 31, 2025, 2024, and 2023 respectively.

11.    Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$—	$—	$—
U.S. State	—	—	—
Foreign	102	68	30
Total Current	$102	$68	$30

Deferred:
U.S. Federal	$—	$—	$—
U.S. State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Total provision for income taxes	$102	$68	$30
The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
(In thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate
Taxes at the U.S. statutory tax rate of 21%	$(107,612)	21.0%	$(88,531)	21.0%	$(30,490)	21.0%
State income taxes, net of federal tax benefit	1,516	(0.3)	—	—	—	—
Foreign tax effects	51	—	15	—	27	—
Effective of cross-border tax laws	80	—	70	—	908	(0.6)
Change in valuation allowance	124,243	(24.2)	106,498	(25.3)	37,886	(26.1)
Tax Credits
Research Tax Credit	(21,990)	4.3	(24,660)	5.9	(23,011)	15.9
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Nontaxable or Nondeductible items
Stock-based compensation	6,286	(1.2)	9,579	(2.3)	5,777	(4.0)
Nondeductible acquisition - related costs	—	—	—	—	5,040	(3.5)
Other	261	(0.1)	(2,930)	0.7	220	(0.2)
Changes in UTB	(1,573)	0.3	173	—	401	(0.3)
Other	(1,160)	0.2	(146)	—	3,273	(2.3)
Total provision for income taxes	$102	—%	$68	—%	$30	—%
On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The legislation has multiple effective dates, with certain provisions effective in the current fiscal period and others in the fiscal year ending December 31, 2026. OBBBA did not have a material impact to the Company’s consolidated financial statements for the year ended December 31, 2025.

Deferred Income Taxes
The components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$229,535	$113,397
Tax credit carryforwards	155,334	124,922
Research expense capitalization	161,588	176,094
Lease liabilities	9,819	11,760
Stock-based compensation	67,511	57,766
Fixed assets	8,588	6,671
Accruals and other	14,111	13,447
Gross deferred tax assets	646,486	504,057
Valuation allowance	(630,806)	(487,714)
Net deferred tax assets	15,681	16,343
Deferred tax liabilities:
Lease right-of-use assets	(15,681)	(16,343)
Net deferred tax assets	$—	$—
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, especially the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company believes it is not more likely than not that the deferred tax assets will be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024. There was an increase in the net valuation allowance of $143.1 million during the year ended December 31, 2025.
As of December 31, 2025, the Company has federal net operating loss (“NOL”) carryforwards of approximately $964.9 million, which are available to reduce future taxable income, and has federal R&D and orphan drug tax credits of approximately $73.8 million and $75.0 million respectively, both of which may be used to offset future tax liabilities. The federal NOL and federal tax credit carryforwards will begin to expire in 2034. The Company also has state NOL carryforwards of approximately $398.4 million, which are available to reduce future taxable income, and has state tax credits of approximately $55.1 million which may be used to offset future tax liabilities. The state NOL will begin to expire in 2031 and the state tax credit carryforwards will be carried forward indefinitely.
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2025	2024	2023
Unrecognized tax benefits at January 1	$33,761	$26,175	$19,371
Additions for tax positions taken in a prior year	169	162	168
Additions for tax positions taken in the current year	7,475	7,424	6,636
Reductions for tax positions taken in the prior year	(2,100)	—	—
Audit settlements	(53)	$—	$—
Unrecognized tax benefits at December 31	$39,252	$33,761	$26,175
If recognized, none of the unrecognized tax benefits would reduce the effective tax rate for the year ended December 31, 2025. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. As of December 31, 2025, no liability has been recorded for potential interest or penalties. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company’s 2015 to 2025 tax years remain subject to examination in the United States and California due to tax attributes and statutes of limitations. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.
12.    Net Loss and Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(512,540)	$(422,773)	$(145,224)

Denominator:
Weighted average number of:
Common stock shares outstanding	146,471,525	142,626,390	137,370,897
Pre-funded warrants	26,177,572	21,847,382	—
Total	172,649,097	164,473,772	137,370,897
Net loss per share	$(2.97)	$(2.57)	$(1.06)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Potentially dilutive securities, including all options issued and outstanding, ESPP shares issuable, restricted shares subject to future vesting, and shares potentially issuable to the underwriters upon exercise of their option associated with the December 2025 public offering, that were not included in the diluted per share calculations for all periods presented because they would be anti-dilutive totaled approximately 28.8 million, 23.2 million and 20.5 million shares as of December 31, 2025, 2024, and 2023, respectively.

13.    Divestiture of Preclinical Small Molecule Programs
In March 2024, the Company divested certain assets, including specified intellectual property, tangible assets, and equipment used to conduct early stage small molecule drug discovery ("Divested Assets") through an Asset Purchase and License Agreement (the "Asset Purchase Agreement") executed with Tenvie Therapeutics, Inc. ("Tenvie"). Additionally, certain of the Company’s employees terminated their employment with the Company and became employees of Tenvie.
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

The Company recorded the investment in the shares of Series A Preferred Stock at $15.0 million which represents the fair value of the shares on the date of issuance. There have been no subsequent observable price changes in orderly transactions for the identical or similar equity securities of Tenvie, and as such, the measurement of this investment remains unchanged, with the $15.0 million included within other non-current assets in the Consolidated Balance Sheet as of December 31, 2025 and 2024.
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
The CODM, in alignment with the Company's overall corporate strategy and goals, analyses a variety of data to guide segment resource allocation, including program and portfolio scientific data, product market information and projections, probability of regulatory and commercial success, and the competitive environment. The CODM also reviews certain financial results included in the segment Loss from Operations which is reported on the Consolidated Statements of Operations and Comprehensive Loss as Loss from Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The accounting policies of the Therapeutics segment are the same as those described in the summary of significant accounting policies.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Therapeutics Segment
	Year Ended December 31,
	2025	2024	2023
Total collaboration revenue	$—	$—	$330,531
Expenses
External research and development expenses - TV programs, including cost sharing	154,799	138,196	139,064
External research and development expenses - small molecule programs, including cost sharing	8,800	42,623	49,850
Other research and development expenses	86,958	62,715	74,518
Personnel related research and development expenses	168,221	152,906	160,444
Total research and development expenses	418,778	396,440	423,876
Personnel related general and administrative expenses	86,234	73,505	73,668
Other general and administrative expenses	50,330	31,933	29,686
Total general and administrative expenses	136,564	105,438	103,354
Segment operating expenses	555,342	501,878	527,230
Segment gain from divestiture of small molecule programs	—	14,537	—
Segment loss from operations	(555,342)	(487,341)	(196,699)
Segment interest and other income, net	42,904	64,636	51,505
Segment loss before income taxes	$(512,438)	$(422,705)	$(145,194)

There is no difference between the segment loss before income taxes and total consolidated loss before income taxes for the years ended December 31, 2025, 2024 and 2023.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Denali Therapeutics Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Denali Therapeutics Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Denali Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
February 26, 2026

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter ended December 31, 2025.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2025, and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38311	3.1	12/12/2017
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38311	3.1	11/18/2024
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-221522	4.2	11/27/2017
4.2#	Form of Pre-Funded Warrant (Amended), March 2024.	10-Q	001-38311	4.1	5/7/2024
4.3#	Form of Pre-Funded Warrant to Purchase Common Stock, December 2025.	8-K	001-38311	4.1	12/10/2025
4.4	Description of the Registrant’s Common Stock.	—	—	—	Filed herewith
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-221522	10.1	11/27/2017
10.2+	2015 Stock Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-221522	10.2	11/13/2017
10.3+	2017 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-221522	10.3	11/27/2017
10.4+	2017 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-221522	10.4	12/7/2017
10.5+	Offer Letter between the Registrant and Ryan J. Watts, Ph.D., dated November 10, 2017.	S-1	333-221522	10.5	11/13/2017
10.6+	Offer Letter between the Registrant and Alexander O. Schuth, M.D., dated November 10, 2017.	S-1	333-221522	10.6	11/13/2017
10.8+	Offer Letter between the Registrant and Carole Ho, M.D., dated November 10, 2017.	S-1	333-221522	10.8	11/13/2017
10.9	Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated September 24, 2015.	S-1	333-221522	10.9	11/13/2017
10.10Ü	Exclusive License Agreement between the Registrant and Genentech, Inc., dated June 17, 2016.	S-1	333-221522	10.10	11/13/2017
10.11Ü	License and Collaboration Agreement between the Registrant, F-star Gamma Limited, F-star Biotechnologische Forschungs-und Entwicklungsges m.b.H. and F-star Biotechnology Limited, dated August 24, 2016.	S-1	333-221522	10.11	11/13/2017
10.12Ü	Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 6, 2017.	S-1	333-221522	10.12	11/13/2017
10.12.1#	Amendment No. 2 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated January 18, 2018.	10-K	001-38311	10.12.1	3/19/2018
10.12.2#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated July 2, 2018.	10-Q	001-38311	10.1	11/8/2018
10.12.3#	Amendment No. 4 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated August 30, 2018.	10-Q	001-38311	10.2	11/8/2018

10.12.4#	Amendment No. 5 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated August 6, 2019.	10-K	001-38311	10.12.4	2/26/2021
10.12.5#	Amendment No. 3 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 11, 2020.	10-K	001-38311	10.12.5	2/26/2021
10.12.6#	Amendment No. 6 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated December 8, 2020.	10-K	001-38311	10.12.6	2/26/2021
10.12.7	Amendment No. 7 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated March 29, 2021.	10-K	001-38311	10.12.7	2/27/2023
10.12.8#	Amendment No. 8 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated September 8, 2022.	10-K	001-38311	10.12.8	2/27/2023
10.12.9	Amendment No. 9 to Development and Manufacturing Services Agreement between the Registrant and Lonza Sales AG, dated December 7, 2022.	10-K	001-38311	10.12.9	2/27/2023
10.13+	Amended and Restated Key Executive Change in Control and Severance Plan.	10-Q	001-38311	10.6	11/5/2020
10.14+	Executive Incentive Compensation Plan.	S-1	333-221522	10.14	11/13/2017
10.15+	Amended and Restated Outside Director Compensation Policy.	10-Q	001-38311	10.3	5/06/2025
10.16#	Option and Collaboration Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K/A	001-38311	10.16	7/13/2018
10.17	Common Stock Purchase Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated January 3, 2018.	10-K	001-38311	10.17	3/19/2018
10.18	Standstill and Stock Restriction Agreement between the Registrant and Takeda Pharmaceutical Company Limited, dated February 23, 2018.	10-K	001-38311	10.18	3/19/2018
10.19	First Amendment to Lease Agreement between the Registrant and HCP Oyster Point III LLC, dated May 2, 2018.	10-Q	001-38311	10.1	8/9/2018
10.20Ü	Amended and Restated Gamma IP License Agreement between the Registrant and F-star Gamma Limited, dated August 24, 2016.	10-Q/A	001-38311	10.2	12/6/2018
10.21Ü	Side Letter between the Registrant and F-star Gamma Limited, dated May 21, 2018.	10-Q	001-38311	10.3	8/9/2018
10.22Ü	Share Purchase Agreement between the Registrant and F-star Gamma Limited, dated May 30, 2018.	10-Q/A	001-38311	10.4	12/6/2018
10.23#	Collaboration and License Agreement between registrant and Genzyme Corporation ("Sanofi"), dated October 29, 2018.	10-K	001-38311	10.25	3/12/2019
10.24	Common Stock Purchase Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.1	11/5/2020
10.25#	Provisional LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated August 5, 2020.	10-Q	001-38311	10.2	11/5/2020

10.26	Standstill and Stock Restriction Agreement between the Registrant and Biogen Inc., dated September 22, 2020.	10-Q	001-38311	10.3	11/5/2020
10.27#	Definitive LRRK2 Collaboration and License Agreement between the Registrant and Biogen Inc., dated October 4, 2020.	10-Q	001-38311	10.4	11/5/2020
10.28#	Definitive Right of First Negotiation, Option and License Agreement between the Registrant and Biogen Inc., dated October 6, 2020.	10-Q	001-38311	10.5	11/5/2020
10.29#	Side Letter between the Registrant and F-star Gamma Limited, dated June 30, 2021.	10-Q	001-38311	10.1	8/4/2021
10.30#	Amendment to Definitive LRRK2 Agreement and Waiver of and Amendment to Right of First Negotiation, Option, and License Agreement.	10-Q	001-38311	10.1	11/7/2023
10.31	Securities Purchase Agreement, dated February 27, 2024, by and among the Company and the Purchasers named therein	8-K	001-38311	10.1	2/27/2024
10.32	Nominating Agreement by and among the Company and Investor	8-K	001-38311	10.2	2/27/2024
10.33	Compensation Recovery Policy (“Clawback Policy”)	10-K	001-38311	10.34	2/28/2024
10.34#	Denali - Biogen Side Letter	10-Q	001-38311	10.10	8/1/2024
10.35#	Notice of Partial Termination from Genzyme Corporation to the Registrant, dated February 24, 2025	10-Q	001-38311	10.1	5/06/2025
10.36#	Notice of Partial Termination from Takeda Pharmaceutical Company Limited to the Registrant, dated February 25, 2025	10-Q	001-38311	10.2	5/06/2025
10.37	Affiliate Registration Rights Agreement, dated June 3, 2025, by and among the Company, Baker Brothers Life Sciences, L.P. and 667, L.P.	8-K	001-38311	10.1	6/03/2025
19.1	Denali Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities as amended through May 20, 2025.	—	—	—	Filed herewith
21.1	Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Filed herewith

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

DENALI THERAPEUTICS INC.

Date:	February 26, 2026	By:	/s/ Ryan J. Watts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ryan J. Watts	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Ryan J. Watts, Ph.D.

/s/ Alexander O. Schuth	Chief Operating and Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026
Alexander O. Schuth, M.D.

/s/ Julian C. Baker	Chairperson of our Board of Directors	February 26, 2026
Julian C. Baker

/s/ Jennifer Cook	Director	February 26, 2026
Jennifer Cook

/s/ Jay Flatley	Director	February 26, 2026
Jay Flatley

/s/ Peter Klein	Director	February 26, 2026
Peter Klein

/s/ Steve E. Krognes	Director	February 26, 2026
Steve E. Krognes

/s/ David Schenkein	Director	February 26, 2026
David Schenkein, M.D.

/s/ Nancy A. Thornberry	Director	February 26, 2026
Nancy A. Thornberry

/s/ Tim Van Hauwermeiren	Director	February 26, 2026
Tim Van Hauwermeiren