Form 10-Q
period 2026-03-31
Denali Therapeutics Inc.
filed 2026-05-07
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of May 1, 2026 was 158,709,737. This number does not include 28,331,779 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of May 1, 2026 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations). See Note 10 — Common Stock to the registrant’s condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$387,626	$205,326
Short-term marketable securities	600,058	662,553
Prepaid expenses and other current assets	35,068	32,779
Total current assets	1,022,752	900,658
Long-term marketable securities	63,785	98,322
Property and equipment, net	51,728	52,402
Finance lease right-of-use asset	47,616	48,531
Operating lease right-of-use asset	17,922	19,002
Intangible asset, net	36,000	—
Other non-current assets	26,220	25,939
Total assets	$1,266,023	$1,144,854
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$40,380	$505
Other accrued costs and current liabilities	69,776	97,846
Total current liabilities	110,156	98,351
Operating lease liability, less current portion	24,680	27,210
Finance lease liability, less current portion	5,508	5,532
Liability related to the revenue participation right agreement	199,581	—
Total liabilities	339,925	131,093
Commitments and contingencies (Note 9)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 158,656,318 shares and 156,182,177 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,913	1,888
Additional paid-in capital	3,104,838	3,062,715
Accumulated other comprehensive income (loss)	(682)	682
Accumulated deficit	(2,179,971)	(2,051,524)
Total stockholders' equity	926,098	1,013,761
Total liabilities and stockholders’ equity	$1,266,023	$1,144,854
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$103,846	$116,227
General and administration	33,511	29,353
Total operating expenses	137,357	145,580
Loss from operations	(137,357)	(145,580)
Interest and other income, net	8,910	12,610
Net loss	$(128,447)	$(132,970)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(1,364)	17
Comprehensive loss	$(129,811)	$(132,953)
Net loss per share, basic and diluted	$(0.69)	$(0.78)
Weighted average number of shares outstanding, basic and diluted	186,636,978	171,222,030

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	144,220,986	$1,768	$2,764,880	$2,020	$(1,538,984)	$1,229,684
Issuances under equity incentive plans	113,792	1	594	—	—	595
Vesting of restricted stock units	916,480	9	(9)	—	—	—
Stock-based compensation	—	—	25,360	—	—	25,360
Net loss	—	—	—	—	(132,970)	(132,970)
Other comprehensive income	—	—	—	17	—	17
Balance at March 31, 2025	145,251,258	$1,778	$2,790,825	$2,037	$(1,671,954)	$1,122,686

Balance at December 31, 2025	156,182,177	$1,888	$3,062,715	$682	$(2,051,524)	$1,013,761
Issuance of common stock, net of issuance cost of $45	746,468	8	12,358	—	—	12,366
Issuances under equity incentive plans	536,720	5	6,690	—	—	6,695
Vesting of restricted stock units	1,190,953	12	(12)	—	—	—
Stock-based compensation	—	—	23,087	—	—	23,087
Net loss	—	—	—	—	(128,447)	(128,447)
Other comprehensive loss	—	—	—	(1,364)	—	(1,364)
Balance at March 31, 2026	158,656,318	$1,913	$3,104,838	$(682)	$(2,179,971)	$926,098
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(128,447)	$(132,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,845	2,325
Stock–based compensation expense	23,087	25,160
Net accretion of discounts on marketable securities	(1,259)	(3,888)
Non-cash adjustment to operating lease expense	(1,144)	(1,049)
Right-of-use asset amortization for finance lease	916	887
Other non-cash items	294	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,291)	(28,607)
Other non-current assets	(700)	(943)
Accounts payable	3,875	(2,639)
Accruals and other current liabilities	(22,395)	(9,686)
Deferred research and development funding liability	(5,985)	19,942
Net cash used in operating activities	(131,204)	(131,468)
Investing activities
Purchases of marketable securities	(123,074)	(137,926)
Maturities and sales of marketable securities	220,000	161,752
Purchases of property and equipment	(2,466)	(5,078)
Net cash provided by investing activities	94,460	18,748
Financing activities
Proceeds from underwriter exercising option to purchase common stock, net of issuance costs	12,366	—
Proceeds from sale of revenue participation right	200,000	—
Proceeds from exercise of awards under equity incentive plans	6,695	595
Payments for finance lease right-of-use asset	(17)	(4,357)
Net cash provided by (used in) financing activities	219,044	(3,762)
Net increase (decrease) in cash, cash equivalents and restricted cash	182,300	(116,482)
Cash, cash equivalents and restricted cash at beginning of period	208,432	176,535
Cash, cash equivalents and restricted cash at end of period	$390,732	$60,053
Supplemental disclosures of cash flow information
Payment due on intangible asset acquired	$36,000	$—

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

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026 (the "2025 Annual Report on Form 10-K"). The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the audited annual consolidated financial statements as of and for the period then ended. Certain information and footnote disclosures typically included in the Company's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards, if any, discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2026 the Company added significant accounting policies related to intangible assets and the liability related to the revenue participation right. Aside from these new accounting policies, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2025 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2025 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the Company had no off-balance sheet concentrations of credit risk.

The Company is subject to a number of risks similar to other early commercial-stage biopharmaceutical companies, including, but not limited to, the risk that its approved product, AVLAYAHTM (tividenofusp alfa-eknm), may not achieve expected levels of market acceptance or commercial success; the need to obtain adequate additional funding to continue as a going concern; its history of significant losses and expectation of continued losses; possible failure or delay of current or future preclinical testing or clinical trials; its reliance on third parties to conduct its clinical trials, manufacture product, and support commercialization; the need to successfully develop, commercialize, and gain market acceptance of its product candidates; competitors developing new technological innovations; its rights to develop and commercialize its product candidates pursuant to the terms and conditions of licenses granted to the Company; protection of proprietary technology; the ability to make milestone, royalty or other payments due under license or collaboration agreements; the need to enforce its intellectual property rights; and the need to scale internal manufacturing and/or secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize AVLAYAH or its other product candidates, it may be unable to generate sufficient product revenue or achieve profitability. Further, the Company is also subject to broad market risks and uncertainties, such as bank failures or instability in the financial services sector, geopolitical instability, war and armed conflicts, inflation, rising interest rates, and recession risks, as well as supply chain and labor shortages.

Investments
The Company holds an equity investment in a venture-backed privately held company. The privately held company is a Variable Interest Entity ("VIE"), but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE is limited to the value of the equity investment. The equity investment held by the Company lacks a readily determinable fair value and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investment for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no impairments during the three months ended March 31, 2026 and 2025.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are reported at fair value.
Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Condensed Consolidated Balance Sheets and restricted cash of $3.1 million as of March 31, 2026 and December 31, 2025, which is included within other non-current assets in the Condensed Consolidated Balance Sheets. Restricted cash relates to letters of credit supporting the Company’s headquarters building lease and a letter of credit supporting the Company’s credit card program.
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
Intangible Assets
Milestone payments made to acquire or maintain rights to intellectual property associated with an approved product are capitalized when the related contingency is resolved and the payment becomes probable and payable. Amounts capitalized are recorded as intangible assets and generally amortized on a straight-line basis over the estimated useful life of the underlying intellectual property. The Company evaluates such intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Liability Related to the Revenue Participation Right
The Company accounts for the synthetic royalty funding agreement with Royalty Pharma Investments 2023 ICAV ("Royalty Pharma") pursuant to which Royalty Pharma agreed to provide up to $275.0 million in funding to the Company in exchange for a 9.25% royalty on worldwide net sales of AVLAYAH as a debt financing under ASC Topic 470, Debt (ASC 470). The $200.0 million of proceeds received in March 2026 are recorded as a liability on the Company's Condensed Consolidated Balance Sheets, net of transaction costs.
The liability will be amortized under the effective interest method based on the Company's estimates of future royalty payments to Royalty Pharma over the life of the agreement. The resulting non-cash interest expense is recognized in Interest and other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The liability related to the revenue participation right and related interest expense are based on current estimates of the amount and timing of projected royalty payments, which are based on estimates of future AVLAYAH net sales. The Company periodically assesses the forecasted net sales and to the extent the amount or timing of estimated royalty payments are materially different than previous estimates, the Company will account for any such change by adjusting the liability related to the sale of future revenues and prospectively recognizing the related non-cash interest expense.

The Company classifies the portion of the liability related to the revenue participation right that is expected to be amortized or settled within twelve months of the reporting date as current, with the remainder classified as non-current. Classification is based on forecasted royalty payments and the related recognition of interest and principal under the effective interest method.
Comprehensive Loss

Comprehensive loss is composed of net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains or losses on the Company’s marketable securities.
Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. The weighted-average common shares outstanding as of March 31, 2026 include the pre-funded warrants to purchase shares of common stock that were issued in connection with the February 2024 private placement and December 2025 public offering, as discussed further in Note 10.
Recently Issued Accounting Pronouncements
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

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$81,146	$—	$—	$81,146
Short-term marketable securities:
U.S. government treasuries	522,391	—	—	522,391
Corporate debt securities	—	77,667	—	77,667
Long-term marketable securities:
U.S. government treasuries	40,308	—	—	40,308
Corporate debt securities	—	23,477	—	23,477
Total	$643,845	$101,144	$—	$744,989

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$149,874	$—	$—	$149,874
Commercial paper	—	24,899	—	24,899
Short-term marketable securities:
U.S. government treasuries	600,084	—	—	600,084
Corporate debt securities	—	62,469	—	62,469
Long-term marketable securities:
U.S. government treasuries	58,545	—	—	58,545
Corporate debt securities	—	39,777	—	39,777
Total	$808,503	$127,145	$—	$935,648

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels for the three months ended March 31, 2026 or for the year ended December 31, 2025.

3.    Marketable Securities
All marketable securities were considered available-for-sale at March 31, 2026 and December 31, 2025. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$522,445	$200	$(254)	$522,391
Corporate debt securities	77,725	36	(94)	77,667
Total short-term marketable securities	600,170	236	(348)	600,058
Long-term marketable securities:
U.S. government treasuries	40,396	—	(88)	40,308
Corporate debt securities	23,607	—	(130)	23,477
Total long-term marketable securities	64,003	—	(218)	63,785
Total	$664,173	$236	$(566)	$663,843

	December 31, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$599,200	$893	$(9)	$600,084
Corporate debt securities	62,407	71	(9)	62,469
Total short-term marketable securities	661,607	964	(18)	662,553
Long-term marketable securities:
U.S. government treasuries	58,524	21	—	58,545
Corporate debt securities	39,710	69	(2)	39,777
Total long-term marketable securities	98,234	90	(2)	98,322
Total	$759,841	$1,054	$(20)	$760,875

As of March 31, 2026 and December 31, 2025, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of March 31, 2026 or December 31, 2025. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of March 31, 2026, all of the Company’s marketable securities have an effective maturity of less than two years.

4.    Intangible Asset
In connection with the May 2018 acquisition of F-star Gamma Limited ("F-star Gamma") and related license arrangements, the Company is obligated to make contingent payments upon the achievement of specified preclinical, clinical, regulatory and commercial milestones. Additional information regarding these arrangements is included in Note 4, “Acquisition, License Agreement and Research and Development Funding Collaboration Agreement,” to the consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K.

In March 2026, following the U.S. Food and Drug Administration’s accelerated approval of AVLAYAH, a $36.0 million milestone payment became due under this arrangement. The amount was capitalized as an intangible asset and will be amortized on a straight-line basis over its estimated useful life. The amount is included in accounts payable in the Condensed Consolidated Balance Sheet as of March 31, 2026, and is expected to be fully paid by Q3 2026.

In addition to the U.S. regulatory milestone described above, the Company may be required to make additional contingent consideration payments of up to $174.0 million, composed of $24.0 million due upon regulatory approval of AVLAYAH in the European Union, and up to $150.0 million in commercial contingent payments.
5.    Research and Development Funding Collaboration Agreement
In January 2024, the Company entered into a Collaboration and Development Funding Agreement with an unrelated third party, which obligates third party to provide up to $75.0 million of funding and collaborate with the Company to conduct a global Phase 2a study of BIIB122/DNL151 in patients with Parkinson’s disease and confirmed pathogenic variants of LRRK2. This arrangement is further described in Note 4, " Acquisition, License Agreement and Research and Development Funding Collaboration Agreement", to the consolidated financial statements in the 2025 Annual Report on Form 10-K.
Under this arrangement, the Company recognized an offset to research and development expenses of $6.0 million and $5.1 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025, respectively. The Company recorded current deferred research and development funding liabilities of $15.1 million and $21.1 million on the Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, respectively.
6.    Collaboration Agreements
Biogen

In October 2020, the Company entered into a Definitive Collaboration and License Agreement (“LRRK2 Agreement”), pursuant to which it granted Biogen a license to co-develop and co-commercialize its small molecule LRRK2 inhibitor program (the “LRRK2 Program”), and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”), pursuant to which it granted an option and right of first negotiation to certain of the Company's programs utilizing our TransportVehicleTM ("TV") platform, including its amyloid beta program (collectively the "Biogen Collaboration Agreement"), with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”). The details of the Biogen Collaboration Agreement, the August 2023 amendment and July 2024 side letter to the ROFN and Option Agreement, and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the 2025 Annual Report on Form 10-K.

The Company has no remaining performance obligations under the Biogen Collaboration Agreement, and therefore no contract liability remained on the Condensed Consolidated Balance Sheets as of March 31, 2026 or December 31, 2025. As of March 31, 2026, the Company had not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.

Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly-owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement, the February 2025 side letter, and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of March 31, 2026 or December 31, 2025.
Under the Sanofi Collaboration Agreement, the Company is eligible to receive milestone payments totaling up to approximately $495.0 million upon achievement of certain clinical, regulatory and sales milestone events for Peripheral Products, and variable royalties on worldwide net sales. As of March 31, 2026, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
Takeda
In January 2018, the Company entered into a Collaboration and Option Agreement ("Takeda Collaboration Agreement") with Takeda Pharmaceutical Company Limited ("Takeda"). The details of the Takeda Collaboration Agreement are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K. There are no remaining performance obligations or potential payments remaining under the initial Takeda Option and Collaboration Agreement.
The opt-in by Takeda on the PTV:PGRN and ATV:TREM2 programs represented two new contracts with a customer for accounting purposes (the "PTV:PGRN Collaboration Agreement" and the "ATV:TREM2 Collaboration Agreement"), both of which became effective in December 2021. The February 2025 ATV:TREM2 discontinuation and the PTV:PGRN Collaboration Agreement are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.
In April 2026, Takeda notified the Company of its decision to terminate the collaboration agreement related to PTV:PGRN. As a result, the Company will regain full rights to DNL593 and the related intellectual property portfolio. Subsequent to the effective date of the termination of the PTV:PGRN Collaboration Agreement, there are no future milestones, cost, or profit sharing related to this agreement.
As of March 31, 2026, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.

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

	Three Months Ended March 31,
	2026	2025
Takeda Collaboration Agreement:
PTV:PGRN cost sharing (reimbursements)	$(1,617)	$(1,511)
ATV:TREM2 cost sharing (reimbursements)	—	(152)
Total Takeda cost sharing (reimbursements)(1)	(1,617)	(1,663)
Biogen Collaboration Agreement: LRRK2 cost sharing payments(2)	3,863	4,651
Net cost sharing payments (reimbursements)	$2,246	$2,988
_________________________________
(1)Cost sharing reimbursements of $1.6 million and $1.6 million were recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.
(2)Cost sharing payments due to Biogen of $3.9 million and $2.8 million were recorded within other accrued costs and current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.
7.    Balance Sheet Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accrued compensation	$9,218	$32,179
Accrued clinical and other research & development costs	21,475	22,283
Accrued manufacturing costs	9,031	5,336
Operating lease liability, current	9,769	9,463
Finance lease liability, current	90	83
Deferred research and development funding liability, current	15,116	21,101
Other accrued costs and current liabilities	5,077	7,401
Total accrued expenses and other current liabilities	$69,776	$97,846

8.    Liability Related to the Revenue Participation Right

In December 2025, the Company entered into a synthetic royalty funding agreement (the “Royalty Agreement”) with Royalty Pharma. Pursuant to the Royalty Agreement, Royalty Pharma agreed to provide up to $275.0 million in funding to the Company in exchange for a 9.25% royalty on worldwide net sales of AVLAYAH ("Revenue Participation Right").
The Company received $200.0 million in gross proceeds in March 2026 triggered by the U.S. Food and Drug and Administration’s accelerated approval of AVLAYAH. The Company is entitled to receive an additional $75.0 million upon approval of AVLAYAH by the European Medicines Agency ("EMA") on or before December 31, 2029. The Company retains all worldwide development and commercialization rights to AVLAYAH.
The royalty obligation to Royalty Pharma will cease upon cumulative royalty payments reaching a cap of 3.0 times the total funding received, or 2.5 times the funding received if such cap is reached in respect of sales that occur on or before the end of the first quarter of 2039.

The $200.0 million, net of transaction costs of approximately $0.4 million, is recorded as a non-current liability on the Company's Condensed Consolidated Balance Sheet as of March 31, 2026 based on the estimated timing of future royalty payments. The royalty payments to Royalty Pharma will be recorded as a reduction of the liability. The additional $75.0 million contingent upon EMA approval of AVLAYAH has not been recognized as a liability as of March 31, 2026, as the receipt is contingent upon a future regulatory event. Upon receipt, the additional proceeds will be recorded as an increase to the liability, net of any incremental transaction costs, and the effective interest rate will be adjusted prospectively.
As of March 31, 2026, the Company's estimate of total future royalty payments resulted in an effective annual interest rate of approximately 11%. No royalty payments and non-cash interest expense were recognized during the three months ended March 31, 2026.
As of March 31, 2026, the carrying value of the liability approximates its estimated fair value. The Company’s projections of future royalty payments are subject to estimation uncertainty and are based on various assumptions underlying projected net product sales over the term of the agreement. These inputs are considered to be Level 3 inputs in the fair value hierarchy, as they involve unobservable inputs and judgment. Changes in these assumptions could have a material impact on the effective interest rate.
9.     Commitments and Contingencies
Lease Obligations
In May 2018, the Company entered into an operating lease for its corporate headquarters in South San Francisco (the "Headquarters Lease"), and in April 2023, the Company entered into a finance lease for its clinical manufacturing site in Salt Lake City (the "SLC Lease"). Both leases are further described in Note 7, "Commitments and Contingencies," to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.
There were no changes to the terms of the leases recognized under ASC 842 during the three months ended March 31, 2026 or 2025.
The following table summarizes lease costs recognized for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,853	$1,893
Finance lease cost:
Amortization of ROU assets	916	887
Interest	179	181
Variable lease cost	1,040	1,353
Total lease costs	$3,988	$4,314
Operating cash flows for operating leases were $3.0 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively.
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
Commitments
In the normal course of business, the Company enters into firm purchase commitments primarily related to supply of commercial product, certain research and development services, and clinical manufacturing activities. The Company had contractual obligations of $109.1 million as of March 31, 2026, of which $91.8 million relates to supply of commercial product, and $44.3 million as of December 31, 2025.
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
10.    Common Stock
In December 2025, the Company entered into a public offering of 9,142,857 shares of the Company’s common stock and Pre-Funded Warrants to purchase 2,285,714 shares of Common Stock. This public offering and the Pre-Funded Warrants are both further described in Note 8, "Common Stock," to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K. In January 2026, the underwriters of the Company’s December 2025 public offering exercised their option to purchase an additional 746,468 shares of common stock, resulting in aggregate net proceeds to the Company of approximately $12.4 million.

As of March 31, 2026, 28,331,779 shares of pre-funded warrants remained outstanding, and no pre-funded warrants were exercised during the three months ended March 31, 2026. These warrants are classified as permanent equity because they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise.
11.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 9, "Stock-Based Awards" to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2025	21,326,333	$26.39
Granted	2,336,591	16.55
Exercised	(536,720)	12.47
Forfeited	(476,118)	21.30
Expired	(102,577)	33.05
Balance at March 31, 2026	22,547,509	$25.77
Vested and expected to vest at March 31, 2026	22,547,509	$25.77
Exercisable at March 31, 2026	14,509,636	$29.32

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.08	6.08
Volatility	65.3% - 66.7%	64.8% - 65.3%
Risk-free interest rate	3.7% - 4.1%	4.0% - 4.5%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the three months ended March 31, 2026:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2025	5,124,629	$21.74
Granted	3,270,382	16.42
Vested and released	(1,190,953)	24.84
Forfeited	(328,049)	20.26
Unvested and expected to vest at March 31, 2026	6,876,009	$18.74
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$13,594	$15,137
General and administrative	9,493	10,023
Total	$23,087	$25,160

12.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(128,447)	$(132,970)

Denominator:
Weighted average number of:
Common stock shares outstanding	158,305,199	145,175,965
Pre-funded warrants	28,331,779	26,046,065
Total	186,636,978	171,222,030
Net loss per share	$(0.69)	$(0.78)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Potentially dilutive securities, including options issued and outstanding, Employee Stock Purchase Plan (“ESPP”) shares issuable, and restricted shares subject to future vesting that were not included in the diluted per share calculations for the periods presented because they would be anti-dilutive totaled approximately 30.0 million and 27.4 million shares as of March 31, 2026 and 2025, respectively.
13.    Non-Marketable Equity Investment
In March 2024, the Company divested certain assets, including specified intellectual property, tangible assets, and equipment used to conduct early stage small molecule drug discovery ("Divested Assets") through an Asset Purchase and License Agreement (the "Asset Purchase Agreement") executed with Tenvie Therapeutics, Inc. ("Tenvie"). This arrangement is further described in Note 13, "Divestiture of Preclinical Small Molecule Programs", to the consolidated financial statements in the 2025 Annual Report on Form 10-K.

The Company recorded the investment in the shares of Series A Preferred Stock at $15.0 million which represents the fair value of the shares on the date of issuance. There have been no subsequent observable price changes in orderly transactions for the identical or similar equity securities of Tenvie, and as such, the measurement of this investment remains unchanged, with the $15.0 million included within other non-current assets in the Condensed Consolidated Balance Sheets as of both March 31, 2026 and December 31, 2025.

14.    Segment Information
The Company has one operating segment with the goal to discover, develop and commercialize therapeutics (“Therapeutics”). There have been no material changes to the Company's segment structure, the basis of segmentation, or the measurement basis for segment profit or loss or segment assets, compared to those disclosed in Note 14, "Segment Information", to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Therapeutics Segment
	Three Months Ended March 31,
	2026	2025
Expenses
External research and development expenses - TV programs, including cost sharing	$38,464	$41,987
Other research and development expenses, including small molecule programs	$23,554	$33,971
Personnel related research and development expenses	41,828	40,269
Total research and development expenses	103,846	116,227
Personnel related general and administrative expenses	22,564	18,738
Other general and administrative expenses	10,947	10,615
Total general and administrative expenses	33,511	29,353
Segment operating expenses	137,357	145,580
Segment loss from operations	(137,357)	(145,580)
Segment interest and other income, net	8,910	12,610
Segment net loss	$(128,447)	$(132,970)

There is no difference between the segment net loss and total consolidated net loss for the three months ended March 31, 2026 and 2025.

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

Forward-looking statements include, but are not limited to, statements about:

•the progress, success, cost, and timing of our development activities, preclinical studies and clinical trials, and in particular the development of our blood-brain barrier (“BBB”) platform technology, programs, and biomarkers, including the initiation and completion of studies or trials and related preparatory work, enrollment in such trials, the timing of when data from clinical trials will become available, the advancement of new molecule entities into clinical development and related timing, and the filing of investigational new drug applications or clinical trial applications;

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

•the terms and conditions of licenses granted to us and our ability to license and/or acquire additional intellectual property relating to our product candidates and Transport VehicleTM ("TV");

•our ability to obtain funding for our operations, including funding necessary to develop and commercialize our current and potential future product candidates;

•our ability to successfully market, manufacture, and commercialize AVLAYAH and any other products for which we obtain marketing approval;

•future agreements with third parties in connection with the commercialization of our product candidates;

•the size and growth potential of the markets for AVLAYAH and any other product candidates and our ability to serve those markets;

•the rate and degree of market acceptance of our product candidates;

•existing regulations and regulatory developments in the United States and foreign countries;

•potential claims relating to our intellectual property and third-party intellectual property;

•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•our ability to successfully conduct in-house manufacturing;

•the pricing and reimbursement of AVLAYAH and any other product candidates that receive approval;

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

•the impact of increased geopolitical uncertainty and related global economic disruptions and social conditions on our business; and

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
Overview
Key elements of our strategy include:

1)Discover: Invent a new class of barrier-crossing therapeutics by leveraging our TV platforms and deep expertise in blood-brain barrier ("BBB") biology to enhance the delivery of biotherapeutics to the brain and throughout the body.

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

We currently have one approved product. Our commercial product, AVLAYAHTM (tividenofusp alfa-eknm) received U.S. Food and Drug Administration ("FDA") approval on March 24, 2026 and is approved for the treatment of neurologic manifestations in patients with Hunter syndrome or mucopolysaccharidoses II (MPS II) when initiated in presymptomatic or symptomatic pediatric patients weighing at least 5 kg prior to advanced neurologic impairment. Continued approval for this indication may be contingent upon verification of clinical benefit in a confirmatory trial. We began commercial distribution of AVLAYAH in April 2026.

The approval of AVLAYAH is based on the reduction of a key disease biomarker, cerebrospinal fluid heparan sulfate (CSF HS), as a surrogate endpoint reasonably likely to predict clinical benefit in the treatment of neurologic manifestations of Hunter syndrome. In a Phase 1/2 clinical trial, AVLAYAH demonstrated a 91% (95% CI: 89%, 92%) reduction in CSF HS levels from baseline by week 24 of treatment. At week 24, 93% (41 of 44) of AVLAYAH-treated patients had CSF HS levels within the range of individuals without Hunter syndrome. The most common adverse reaction in the study was infusion-related reactions. The ongoing global Phase 2/3 COMPASS study is designed to generate confirmatory evidence and support global regulatory submissions for AVLAYAH. This study includes young adults living with Hunter syndrome.

In connection with the approval of AVLAYAH, the FDA granted us a Rare Pediatric Disease Priority Review Voucher ("PRV"). This voucher may be used to obtain priority review for a future marketing application or transferred to another sponsor.

Our clinical-stage programs are as follows:

•DNL126 (ETV:SGSH), composed of N-sulfoglucosamine sulfohydrolase ("SGSH") fused to TV, is designed to deliver SGSH into cells and tissues throughout the body, including the brain, by crossing the BBB, with the goal of treating MPS IIIA (Sanfilippo syndrome type A);

•DNL593 (PTV:PGRN), composed of PGRN fused to TV, is designed to restore PGRN levels in the brain with the goal of treating frontotemporal dementia ("FTD") associated with a mutation in the granulin ("GRN") gene.

•DNL952 (ETV:GAA), composed of acid alpha-glucosidase ("GAA") fused to TV and engineered to replace GAA in all tissues, with the goal of treating Pompe disease;

•DNL628 (OTV:MAPT), composed of an antisense oligonucleotide ("ASO") against MAPT fused to TV, is designed to suppress gene expression of MAPT encoding the tau protein with the goal of treating Alzheimer's disease ("AD");

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

The following table summarizes key information about our ongoing clinical studies for our approved product and clinical-stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	tividenofusp alfa	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
ETV:SGSH	DNL126	Ph 1/2	Sanfilippo syndrome Type A (MPS IIIA)	Denali
PTV:PGRN	DNL593	Ph 1/2	FTD-GRN	Denali
ETV:GAA	DNL952*	Ph 1 (planned)	Pompe disease	Denali
OTV:MAPT	DNL628	Ph 1b	Alzheimer’s disease	Denali
LRRK2	BIIB122/DNL151	Ph 2a	Parkinson's disease	Denali
		Ph 2b		Joint with Biogen
RIPK1 (Peripheral)	eclitasertib, or SAR443122/DNL758	Ph 2	UC	Sanofi
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

Key operational and financing milestones in 2026 to date include:

•In January 2026, we announced that the FDA has lifted the clinical hold on the IND application for DNL952, and we are proceeding with the Phase 1 study;

•In January 2026, we announced that the Clinical Trial Application ("CTA") for DNL628 (OTV:MAPT) to initiate a Phase 1b study in Alzheimer’s disease was approved. In March 2026, the first patient was dosed in the Phase 1b study of DNL628, which is an investigational therapy enabled by Denali’s Oligonucleotide TransportVehicle™ (OTV);

•In February 2026, we presented preliminary open-label Phase 1/2 data for DNL126 study at the 2026 WORLD Symposium demonstrating substantial reductions in CSF HS, including normalization from baseline, and in urine HS with a safety profile consistent with other enzyme replacement therapies. The Phase 1/2 study remains on track for completion in 2026, supporting a potential accelerated approval pathway and commercial launch by the second half of 2027, with planning for a global Phase 3 confirmatory study underway;

•In March 2026, we announced the FDA granted accelerated approval for AVLAYAH, the first FDA-approved biologic specifically designed to cross the blood-brain barrier and reach the whole body, including the brain. We began commercial distribution of AVLAYAH in April 2026. In connection with the approval of AVLAYAH, the FDA granted us a Rare Pediatric Disease PRV;

•In March 2026, we received $200.0 million in gross proceeds in connection with the closing of the synthetic royalty funding agreement with Royalty Pharma Investments 2023 ICAV (“Royalty Pharma”); and

•In April 2026, we announced we received notification from Takeda of its decision to terminate the collaboration agreement to co-develop and co-commercialize DNL593 (PTV:PGRN) for Frontotemporal Dementia (FTD-GRN). The termination will become effective 60 days following the notice date, at which time all rights in the DNL593 program will revert to Denali. Takeda’s decision to terminate the collaboration agreement for DNL593 was driven by strategic considerations and not related to efficacy or safety data. Data from the ongoing Phase 1/2 study of DNL593, including biomarker results, are expected by the end of 2026.

Until March 2026, we had no clinical products approved for commercial sale and thus had not generated any revenue from product candidates that are or were under development. Subsequent to receiving FDA approval for AVLAYAH, we began commercial distribution in April 2026. We expect it to take time to generate sufficient revenue to offset our expenses, and we can provide no assurance as to when, if ever, this will occur. Through March 31, 2026, we have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock and pre-funded warrants to purchase shares of our common stock in public offerings and private placements, and payments received from our collaboration, synthetic royalty and other funding agreements with Takeda, Sanofi, Biogen, Royalty Pharma and other third parties.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net losses of $128.4 million and $133.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $2.18 billion. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our approved product AVLAYAH to full US and broader global approval; advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our TV platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

Through 2024, we relied entirely on third-party contract manufacturers to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates through 2024. In early 2025, we opened our clinical biomanufacturing facility in Salt Lake City, Utah, expanding U.S. manufacturing capabilities and strengthening supply chain control and operational efficiency. Going forward, we plan to use both our SLC facility and third-party contract manufacturers to supply our preclinical and clinical materials. We currently use third-party contract manufacturers to supply commercial product of AVLAYAH, and expect to continue to do so for the foreseeable future.
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

It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. This is made more challenging by events outside of our control, such as increased geopolitical uncertainty. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of AVLAYAH or any of our other product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

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

General and Administrative

General and administrative expenses include personnel related expenses, such as salaries, benefits, travel and stock-based compensation expense, expenses for outside professional services, pre-commercialization activities, and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees, including those associated with our commercial organization. Allocated expenses consist of rent, depreciation and other expenses related to our office and research and development facility not otherwise included in research and development expenses. We have increased our administrative headcount to support the commercialization of AVLAYAH and may continue to increase headcount to support our commercial and research and development activities, which we expect will increase general and administrative expenses.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, investment income earned on our cash, cash equivalents and marketable securities, and sublease income, as well as an offset for interest expense on our finance lease liability.

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$103,846	$116,227	$(12,381)	(11)%
General and administrative	33,511	29,353	4,158	14
Total operating expenses	137,357	145,580	(8,223)	(6)
Loss from operations	(137,357)	(145,580)	8,223	(6)
Interest and other income, net	8,910	12,610	(3,700)	(29)
Net loss	$(128,447)	$(132,970)	$4,523	(3)%
__________________________________________________
*Percentage is not meaningful.

Research and development expenses. Research and development expenses were $103.8 million and $116.2 million for the three months ended March 31, 2026 and 2025, respectively.

The following tables provide a breakdown of our research and development expenses by category (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
External research and development expenses - TV programs, including cost sharing	$38,464	$41,987	$(3,523)	(8)%
Other research and development expenses, including small molecule programs	23,554	33,971	(10,417)	(31)
Personnel related expenses(1)	41,828	40,269	1,559	4
Total research and development expenses	$103,846	$116,227	$(12,381)	(11)%
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $13.6 million and $15.1 million for the three months ended March 31, 2026 and 2025, respectively, reflecting a decrease of $1.5 million.

The decrease in research and development expenses of approximately $12.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily attributable to the following:

•a decrease of $3.5 million in TV program external research and development expenses driven by decreased manufacturing costs related to our tividenofusp alfa program, partially offset by increased spending in clinical programs including DNL126, and multiple preclinical programs;

•a decrease of $10.4 million in other research and development expenses, comprising external costs related to small molecule programs, lab and internal manufacturing consumables, general facilities costs, and consultant costs. The decrease was primarily due to the wind-down of activities related to our DNL343 program subsequent to the first quarter of 2025, and due to lower consultant costs related to preparation of the tividenofusp alfa regulatory filing in the prior-year period, partially offset by increased manufacturing consumables for our large molecule manufacturing facility in Salt Lake City, Utah.

These decreases were partially offset by an increase of $1.6 million in personnel-related expenses, primarily due to higher salaries associated with increased headcount to support the expansion of operations at our large molecule manufacturing facility.
General and administrative expenses. General and administrative expense was $33.5 million and $29.4 million for the three months ended March 31, 2026, and 2025, respectively. The increase of $4.1 million for the three month period was primarily driven by higher personnel-related costs due to increased headcount in the first quarter of 2026, reflecting headcount additions made throughout 2025 to support post-launch activities for AVLAYAH.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, we had cash, cash equivalents and marketable securities in the amount of $1.05 billion. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen, and we expect product sales to contribute to funding our operations following the commercial launch of AVLAYAH, although such revenues are not expected to be sufficient to offset our expenses in the near term. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.
Through March 31, 2026 we have obtained aggregate net proceeds of approximately $956.1 million from public offerings of our common stock, including $12.4 million obtained through the sale of 746,468 shares of common stock in January 2026. In March 2026, we received $200.0 million in gross proceeds in connection with the closing of the synthetic royalty funding agreement with Royalty Pharma, triggered by the U.S. Food and Drug and Administration’s accelerated approval of AVLAYAH. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through March 31, 2026.
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

Through March 31, 2026, we have received $115.0 million, $225.0 million, $565.0 million and $50.0 million, pursuant to our collaboration and research and development funding agreements with Takeda, Sanofi, Biogen and an unrelated third party, respectively. These payments include upfront, option and milestone payments. Additionally, we have received $56.6 million and $16.2 million in gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.
Future Funding Requirements and Commitments

Prior to the FDA approval of AVLAYAH, we had not generated any product revenue. Following the FDA approval of AVLAYAH, we commenced commercialization in April 2026 and expect to begin generating product revenue; however, we expect it to take time to generate sufficient revenue to offset our expenses, and we can provide no assurance as to when, if ever, this will occur. We do not expect to generate any product revenue from our other product candidates unless and until we obtain regulatory approval for those product candidates, and we do not know when, if ever, this will occur.

We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we expand our research and development activities and continue the development of, and seek regulatory approvals for, our product candidates, and commercialize AVLAYAH and any additional approved products. Further, we expect general and administrative expenses to increase as we continue to incur additional costs associated with supporting our growing operations, including commercialization activities. We are subject to all of the risks typically related to the development of new product candidates, as well as risks associated with the commercialization of an approved product, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.
Until we can generate sufficient revenue from the commercialization of AVLAYAH and any future approved products, or from our existing collaboration agreements, or future agreements with other third parties, if ever, we expect to finance our future cash needs through public or private equity, debt or other alternative financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, or our commercial operations. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $2.18 billion as of March 31, 2026. We expect to incur substantial additional losses in the future as we support the commercialization of AVLAYAH and conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, certain commercial product, clinical and manufacturing agreements. As of March 31, 2026, we had total undiscounted lease payment obligations of $51.1 million. We had total non-refundable purchase commitments of $109.1 million as of March 31, 2026. While the lease obligations span multiple years, the majority of the purchase commitments are due within the upcoming twelve months. Further, we may be required to make contingent payments under existing arrangements upon the achievement of defined clinical, regulatory and commercial milestones in certain programs, including contingent consideration payments to former shareholders of F-star under the F-star Gamma license, and milestone and royalty payments to Genentech under the Genentech License Agreement. These commitments are more fully described in Note 9 "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Note 4, "Acquisition, License Agreement and Research and Development Funding Collaboration Agreement" and Note 7, "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of our Annual Report on Form 10-K filed on February 26, 2026.

In March 2026, we received $200.0 million in gross proceeds under the Royalty Agreement with Royalty Pharma, which is recorded as a liability related to the revenue participation right on our Condensed Consolidated Balance Sheet as of March 31, 2026. Under the Royalty Agreement, we may receive an additional $75.0 million upon approval of AVLAYAH by the EMA on or before December 31, 2029. In exchange, Royalty Pharma is entitled to a 9.25% royalty on worldwide net sales of AVLAYAH until cumulative royalty payments reach a cap of 3.0 times the total funding received, or 2.5 times the total funding received if such cap is reached on or before the first quarter of 2039. These obligations are described in this Quarterly Report on Form 10-Q in Note 8, “Liability Related to the Revenue Participation Right”.

Our future funding requirements, including any changes to existing commitments or the establishment of new commitments, will depend on many factors, including:

•our ability to obtain regulatory approval for our product candidates, establish sales and marketing capabilities, and successfully market such approved product candidates, including the successful commercialization of AVLAYAH;

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

A change in the outcome of any of these or other variables with respect to the development and delivery of any of our product candidates could significantly change the costs and timing associated with the development and delivery of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(131,204)	$(131,468)
Net cash provided by investing activities	94,460	18,748
Net cash provided by (used in) financing activities	219,044	(3,762)
Net increase (decrease) in cash, cash equivalents and restricted cash	$182,300	$(116,482)
Net Cash Used In Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $131.2 million, which consisted of a net loss of $128.4 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net accretion of discounts on marketable securities, and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash Provided By Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $94.5 million, which consisted of $220.0 million in proceeds from the maturities of marketable securities, partially offset by $123.1 million of purchases of marketable securities and $2.5 million capital expenditures to purchase property and equipment.
Net Cash Provided By Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities was $219.0 million which consisted of $200.0 million gross proceeds related to the sale of the revenue participation right under the synthetic royalty funding agreement with Royalty Pharma, $12.4 million of proceeds from public offerings of our common stock, and $6.7 million in proceeds from the exercise of stock options.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the three months ended March 31, 2026.

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2026, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.05 billion as of March 31, 2026, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

ITEM 4.     CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2026, management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Operating and Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended March 31, 2026, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act. During the quarter ended March 31, 2026, we completed deployment of a new enterprise resource planning system (“ERP”). We have made changes to our internal control over financial reporting to address the related processes and systems.

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
Risks Related to Our Business, Financial Condition and Capital Requirements
•We are a commercial-stage biopharmaceutical company in the initial stages of commercializing our product AVLAYAH, which may make it difficult for investors to evaluate our business and prospects.
•We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
•To the extent that AVLAYAH is not commercially successful, our business, financial condition and results of operations would be materially and adversely affected and the price of our common stock would decline.
•We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital if or when needed on acceptable terms, or at all, could harm our business.
•We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Risks Related to the Discovery, Development and Commercialization of Our Product and Product Candidates
•We are heavily dependent on the successful development of our TV platform and the programs currently in our pipeline. If we are unable to successfully and timely commercialize AVLAYAH or our other product candidates, our business could be harmed.
•Our estimated market opportunities are subject to numerous uncertainties and may prove to be inaccurate. If we have overestimated the size of our market opportunities, our future growth may be limited.
•We may encounter substantial delays in our clinical trials or difficulties enrolling patients, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
•Our clinical trials may reveal significant adverse events, toxicities, or other side effects and may fail to demonstrate substantial evidence of the safety and efficacy or potency of AVLAYAH or our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.
•Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.
•We face significant competition in an environment of rapid technological and scientific change, and our operating results may suffer if we fail to compete effectively.
•We may fail to successfully manufacture our product candidates, operate our own manufacturing facility, or obtain regulatory approval to utilize or commercialize from our manufacturing facility.
•AVLAYAH and our other product candidates may not achieve adequate market acceptance necessary for commercial success.
•AVLAYAH and any other product candidates for which we receive approval may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives.
•Our biologic, or large molecule, product candidates for which we intend to seek approval may face competition sooner than anticipated.
•If any of our small molecule product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.
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
•A significant portion of our international sales are made based on special access programs, and changes to these programs could adversely affect our product sales and revenues in these countries.
•Even if we obtain regulatory approval for a product candidate, our products will remain subject to extensive regulatory scrutiny.
•To the extent we seek orphan drug designation for any of our product candidates, we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status.
•Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.
•If we or our employees, contractors, partners, and vendors fail to comply with healthcare laws or regulatory requirements, we could face substantial penalties and our business could be adversely affected.
•Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies, and contractual obligations relating to privacy, data protection, and data security.
•If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs.
•Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations.
•Inadequate funding for the FDA, USPTO, SEC, and other government agencies could hinder or result in the suspension of their operations, which could negatively impact our business.
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
•If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.
•Our rights to develop and commercialize our TV technology and product candidates are subject, in part, to the terms of licenses granted to us by others or licenses granted by us to others.
•If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
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
•We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.
•If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Risks Related to Our Operations
•If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.
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
•Business disruptions, including as a result of geopolitical events and global pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.
•Our business is subject to economic, political, regulatory, and other risks associated with international operations.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Risks Related to Ownership of Our Common Stock
•The market price of our common stock has been and may continue to be volatile, which could result in substantial losses for investors.
•If securities analysts publish negative evaluations of our stock, or if they do not publish research or reports about our business; the price of our stock and trading volume could decline.
•Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
•If we are unable to maintain effective internal controls, our business, financial position and results of operations and growth prospects could be adversely affected.
•We do not expect to pay any dividends for the foreseeable future. Investors may never obtain a return on their investment.
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

Risks Related to Our Business, Financial Condition and Capital Requirements

We are a commercial-stage biopharmaceutical company in the initial stages of commercializing our product AVLAYAHTM, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in May 2015 and received our first FDA product approval in March 2026 for AVLAYAH. We are continuing to transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in such transition. We are still in the early stages of demonstrating our ability to arrange for a third party to manufacture at commercial scale, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Our limited operating history makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by biopharmaceutical companies in rapidly evolving fields and with recently approved therapies. If we do not address these risks and difficulties or successfully make a commercial transition, our business will suffer.

We may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from product sales. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have incurred significant net losses since our inception. Our net losses were $128.4 million and $133.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $2.18 billion.

We have invested significant financial resources in research and development activities, including for our preclinical and clinical product candidates and our TV platform. Our operations to date include organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements, undertaking various research and nonclinical studies, conducting clinical trials, establishing manufacturing and supply operations, and preparing for and launching commercialization activities. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue.

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

Our near-term revenues are highly dependent on the successful commercialization of AVLAYAH, which received marketing approval in March 2026 from the FDA. To the extent that AVLAYAH is not commercially successful, our business, financial condition and results of operations would be materially and adversely affected and the price of our common stock would decline.

Our future success is highly dependent on our ability to timely complete successful clinical trials, obtain marketing authorization for, and then successfully commercialize, AVLAYAH and our other product candidates. AVLAYAH is our only drug that has been approved for sale and it has only been approved for the treatment of neurologic manifestations in patients with Hunter syndrome (MPS II) when initiated in presymptomatic or symptomatic pediatric patients weighing at least 5 kg prior to advanced neurologic impairment. Prior to AVLAYAH, we had not, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to successfully commercialize AVLAYAH. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential. If the commercialization of AVLAYAH is unsuccessful or perceived as disappointing, our stock price could decline and the long-term success of the product and our company could be harmed.
The success of AVLAYAH will depend on several factors, including the following:

•making arrangements with third-party manufacturers for both clinical and commercial supplies of AVLAYAH and ensuring a resilient, effective supply chain that produces supply capable of meeting demand;
•implementing marketing, pricing and reimbursement strategies, as well as adequate demand forecasts for supply and sales planning;
•establishing sales, marketing and distribution capabilities for AVLAYAH, whether alone or in collaboration with others in a market where promotional sales approaches are rapidly moving to digital platforms and access of sales representatives to major institutions remains uncertain;
•acceptance of AVLAYAH by patients, physicians, the medical community and third-party payors underpinned by adequate health economic data and a meaningful value proposition;
•obtaining and maintaining third-party payor coverage and adequate reimbursement in both public and private payor spaces across multiple countries;
•effectively competing with other therapies, including those that have not yet entered the market;
•effectively competing with other companies in the pharmaceutical and biotechnology industries, which are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates;
•obtaining appropriate support from patient advocacy organizations;
•effectively shaping the market in the early years following launch to help providers understand a new approach to identifying and treating eligible patients;
•whether our patents will be sufficient to prevent generic competition for AVLAYAH after our orphan drug exclusivity expires;
•the successful completion of any required or committed post-marketing studies and available funding to perform any such post-marketing requirements or post-marketing commitments;
•maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and if we cannot address any of them in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize AVLAYAH and our product candidates, which would materially harm our business.

Due to the ongoing commercialization of AVLAYAH and continued development of our product candidates, our capital requirements are difficult to predict and may change. We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital if or when needed on acceptable terms, or at all, could harm our business.

We expect to continue to expend substantial resources in connection with our commercialization efforts, the development of our current product candidates, the maintenance and expansion of our business operations and capabilities, and the development or acquisition of additional product candidates.

Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amount of resources necessary to successfully complete the development and commercialization of any of our product candidates. Similarly, due to the complexities of our recent transition to a commercial-stage company, it is challenging to estimate the actual amounts necessary to successfully commercialize any products approved for sale. In addition to the uncertainties related to commercialization of AVLAYAH, our resource estimates will depend on a number of discovery- and development-related factors, including:

•our ability to successfully execute on our business plan and our internal projections and estimates of costs and execution timing;
•the scope, progress, results, and costs of developing product candidates and conducting nonclinical studies and clinical trials, including in connection with our current product candidates;
•suspensions or delays in enrollment of our ongoing and future clinical trials, issues with data collection, or changes to the number of subjects we decide to enroll in our clinical trials, including as a result of competing trials or otherwise;
•the number and scope of clinical programs we decide to pursue, and the number and characteristics of any product candidates we develop or acquire;
•the timing of, and the costs involved in, obtaining regulatory reviews and approvals for our product candidates;
•the cost of manufacturing any current and future products and product candidates and the costs associated with building out our supply chain;
•our ability to establish and maintain strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements that we may enter into;
•the impact of any acquisitions or similar transactions or partnerships;
•the costs related to royalty payments due to Royalty Pharma, or any future collaboration or licensing partners upon the achievement of negotiated milestones;
•any product liability or other lawsuits related to our products;
•the expenses needed to attract and retain skilled personnel; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio.

Our operations have required substantial amounts of cash since inception. We currently fund our operations primarily with the proceeds from our follow-on offerings completed in October 2022 and December 2025, payments received from our collaboration agreements with Biogen, Sanofi, Takeda, a strategic private offering transaction completed in February 2024, and a royalty financing agreement with Royalty Pharma that closed in March 2026. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects and advance our programs through preclinical and clinical development and commercialization.

As of March 31, 2026, we had $1.05 billion in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operations through at least the next twelve months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, such as geopolitical uncertainty, rising inflation or interest rates, the imposition of tariffs, risks associated with transactions denominated in foreign currency, or a perceived or actual economic downturn, may cause us to increase our spending significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. We may also need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We have no committed source of additional capital, and we cannot be certain that additional funding will be available when we need it, on terms acceptable to us or at all. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back, or discontinue our research and development programs or the commercialization of any product candidates, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.
We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Investment in biopharmaceutical product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy, potency, or safety, obtain regulatory approval, or achieve commercial viability. To date, we have invested substantially all of our efforts and financial resources to identifying, acquiring intellectual property for, and developing our TV platform and our programs, including conducting preclinical studies and clinical trials, and providing general and administrative support for these operations. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, divest, or collaborate with third parties in respect of certain programs may subsequently prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability, indication size, or market potential of any of our programs or product candidates or misread trends in the biopharmaceutical industry, our business, financial condition, results of operations, and growth prospects could be materially adversely affected.

We have previously discontinued the development of certain molecules prior to completion of preclinical development because we did not believe they met our criteria for potential clinical success. Further, we cannot be certain that any of our product candidates will be successful in clinical trials. For instance, in January 2025, we announced that the Phase 2/3 HEALEY ALS Platform Trial evaluating DNL343 for ALS did not meet primary and key secondary endpoints. We may also advance product candidates into clinical trials and later terminate those trials before completion.

In addition, we may decide at any time to discontinue development or commercialization of any product or product candidate for a variety of reasons, including the emergence of new technologies that render a product obsolete, competition from other products, or changes in, or our inability to comply with, applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not realize any return on that investment and may lose the opportunity to allocate those resources to potentially more productive uses.

Risks Related to the Discovery, Development, and Commercialization of Our Product and Product Candidates

Our estimated market opportunities are subject to numerous uncertainties and may prove to be inaccurate. If we have overestimated the size of our market opportunities, our future growth may be limited.

Our estimated markets and market opportunities for our approved product, AVLAYAH, and product candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. While we believe our market opportunity estimates are reasonable, such information is inherently imprecise. If this third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. Particularly with respect to ultra-rare diseases, the size of potential markets is small and we must achieve significant market penetration of the product at a sufficient price to justify our product development costs. An error in estimating the market size could cause us to misallocate capital and other critical business resources, which could harm our business. The estimates of our market opportunities should not be taken as indicative of our ability to grow our business.
We may encounter substantial delays in our clinical trials or difficulties enrolling patients, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND, or a clinical trial application ("CTA"), will result in the FDA or EMA, as applicable, allowing clinical trials to begin in a timely manner, if at all. Clinical testing is difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. Failure can occur at any time during the clinical trial processes and for any number of reasons, and, because our product candidates are in earlier stages of development, there is a high risk of failure and we may never succeed in developing marketable products.

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

•delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials;

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

Our product candidates have been subject to clinical holds in the past and we cannot assure you that others will not be subject to new, partial, or full clinical holds in the future. For example, in December 2025, we announced that DNL952 was placed on clinical hold. Although protocol amendments were implemented for DNL952 and the program resumed, there could be safety findings or concerns that result in additional pauses, protocol modifications, or permanent discontinuation of development. Any clinical holds by the FDA, if not timely lifted, could impact our development plans.

We may be unable to obtain regulatory approval for an expansion of our product labels or approval of our product candidates under applicable regulatory requirements. The denial or delay of any such approval would prevent or delay commercialization of additional indications of our product candidates and adversely impact our business.

To gain approval to expand the label of our products or market our product candidates, we must provide the FDA and/or foreign regulatory authorities with nonclinical and clinical data that adequately demonstrate the safety and efficacy, or as applicable, the safety, purity, and potency of the product for the intended indication applied for in the applicable regulatory filing. There is significant regulatory risk involving our products and product candidates, and we cannot provide assurance that AVLAYAH or any future product candidates will gain an expanded label or that our product candidates will obtain regulatory approval for commercialization as expected, or at all. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market expanded indications of our products or any product candidates in the United States or in any foreign countries until they receive the requisite approval from the applicable regulatory authorities of such jurisdictions, including pricing approval in the EU.

The FDA or foreign regulatory authorities may delay, limit, or deny approval of expanded labels for our products or product candidates for numerous reasons, including our inability to demonstrate safety, efficacy, purity, or potency to their satisfaction; disagreement with the design, size, conduct, or interpretation of our clinical trials or nonclinical studies; a determination that the clinical benefits do not outweigh safety risks or that trial results lack sufficient statistical significance or clinical meaningfulness; requirements for additional studies, post-marketing commitments, or a patient registry; deficiencies in our chemistry, manufacturing, and controls data or in the processes or facilities of our third-party manufacturers; advisory committee recommendations against approval or in favor of additional conditions such as labeling limitations or distribution restrictions; imposition of a Risk Evaluation and Mitigation Strategy (REMS) or equivalent; non-approval of our formulation, dosing, labeling, or specifications; actions or protocol errors by the CROs we engage to conduct our trials; or changes in approval policies or regulations that render our existing clinical data insufficient for approval.
Our clinical trials may reveal significant adverse events, toxicities, or other side effects and may fail to demonstrate substantial evidence of the safety and efficacy or potency of AVLAYAH or our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.

Clinical testing is expensive, time-consuming, and inherently uncertain, and failure can occur at any time during the development process. Results of preclinical studies may not be predictive of clinical trial outcomes, and results of early-stage trials may not be predictive of later-stage trials. Variability in safety or efficacy results across trials can arise from differences in patient populations, protocols, dosing adherence, and discontinuation rates. Any safety concerns observed in one clinical trial could lead to delays, termination, or limited regulatory prospects across our pipeline.

Even if clinical trials are completed successfully, the FDA or foreign regulatory authorities may require additional data or trials before or after submission, and any approval we receive may be narrower in scope than anticipated, limiting commercial potential. If we or our collaborators later identify undesirable side effects or adverse events following approval, regulatory authorities could withdraw approval, require a product recall, impose additional label warnings or post-approval studies, or restrict how the product is administered. Any such outcomes could harm our reputation, business, financial condition, and growth prospects.

AVLAYAH has been administered to only a limited number of patients in clinical studies, and while the FDA granted accelerated approval, real-world safety and effectiveness may differ from what was observed in those studies. Post-marketing data, adverse event reports, and ongoing clinical studies may cause regulatory authorities to withdraw approval of the product and require a recall, mandate additional label warnings, require changes to administration or additional clinical trials or post-approval studies, or require us to implement a REMS; in addition, we could be sued and held liable for patient harm, and our reputation could suffer.
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

In order to conduct clinical trials of our product candidates, or supply commercial products, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities and capabilities. Under a lease for approximately 60,000 rentable square feet of laboratory, office, and warehouse premises, we have completed the build-out of our Utah site and have begun to manufacture materials for toxicology studies and drug substance for human clinical studies. There can be no assurance that our current and future efforts to scale our internal manufacturing capabilities will succeed.

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

AVLAYAH and our other product candidates may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Our approved product other product candidates may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success globally. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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

If AVLAYAH or any product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenue, and we may not become profitable.
AVLAYAH and any other product candidates for which we receive approval may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in AVLAYAH or any future product candidates that receive marketing approval.

Our ability to successfully commercialize AVLAYAH or any future product candidates for which we receive marketing approval also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs ("VA"), hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, AVLAYAH or any product candidate for which we obtain marketing approval. In order to get reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, our large molecule product candidates may face competition from biosimilar products. In the United States, our large molecule product candidates, are regulated by the FDA as biologic products. We sought and received approval for AVLAYAH pursuant to a BLA pathway and may do so for other large molecule product candidates in our pipeline. The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"), created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our large molecule product candidates.

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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk with the sale of a commercial product. For example, we may be sued if AVLAYAH causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our product candidates. Even successful defense would require significant costs to defend litigation and a diversion of management's time and resources. Regardless of the merits or eventual outcome, liability claims may result in a decreased or interrupted demand for our products, injury to our reputation, withdrawal of clinical trial participants and inability to continue clinical trials, and initiation of investigation by regulators. Any successful liability claims could result in substantial monetary awards to trial participants or patients; product recalls, withdrawals, or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any product candidate; and a decline in our share price.
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
Risks Related to Regulatory Approval and Other Legal Compliance Matters
The regulatory approval processes of the FDA, EMA, and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for additional product candidates, we will be unable to generate sufficient product revenue and our business will be substantially harmed.
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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Moreover, regulatory authorities may fail to approve companion diagnostics that we contemplate using with our therapeutic product candidates. It is possible that none of the product candidates in our development pipeline will ever obtain regulatory approval. Changes to the leadership and staffing at federal agencies may also impact our clinical development and timelines.

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

We currently conduct clinical trials outside the United States, and may continue to do so in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

A significant portion of our international sales are made based on special access programs, and changes to these programs could adversely affect our product sales and revenues in these countries.

AVLAYAH is currently approved only in the United States, and we have no product approvals in other jurisdictions. If we fail to comply with regulatory requirements in any market we decide to enter, or to obtain and maintain required approvals, or if regulatory approvals in the relevant markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. Marketing approval in one jurisdiction, such as in the United States, does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the regulatory process in others. Failure to obtain a marketing approval in countries in which we seek to market our products or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for our product or product candidates.
Currently our initial international sales of AVLAYAH will be made through early access, special access, or named patient sales programs in markets that do not require prior regulatory approval to establish such programs. These programs vary by country and generally require special approval from national competent authorities and, in some cases, patient-by-patient approval, supported by evidence of medical need. These programs are subject to changes in requirements, funding by local governments, and disease classification, and governments may take unofficial measures to limit purchases, such as denying coverage, delaying orders, or withholding customs clearance. If these programs are curtailed, we would need to seek full regulatory approval or official reimbursement, which can be costly and time-consuming, and may be economically infeasible in countries with very small patient populations.
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

The FDA granted accelerated approval for AVLAYAH, while requiring us to conduct a confirmatory study to verify the predicted clinical benefit and safety profile. If this confirmatory study reveals previously unknown problems with AVLAYAH, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or if the FDA disagrees with the promotion, marketing, or labeling of AVLAYAH, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, the FDA may, among other things, issue warning letters, impose penalties, suspend regulatory approvals, or require a product recall. Any of these actions by a regulatory agency could require us to expend significant time and resources, generate negative publicity, and adversely affect the value of our company.
To the extent we seek orphan drug designation for any of our product candidates, we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition where there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Once granted, orphan drug designation entitles a party to financial incentives and certain exclusivity protections. In February 2019, the FDA granted orphan drug designation for tividenofusp alfa. However, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease, and can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product. We plan to seek orphan drug designations for some other product candidates, but we may be unable to obtain such designations.

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

We may face difficulties from changes to current regulations and future legislation. Current and future legislation may increase the difficulty and cost for us to commercialize our drugs, and affect the prices we may obtain, including changes in coverage and reimbursement policies in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably. Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. These include the enactment of the Affordable Care Act of 2010 (“ACA”), the American Rescue Plan Act of 2021, which will eliminate a statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs, and the July 2021 executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 ("IRA"), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws which could substantially increase our compliance burdens and expose us to greater liability under such state laws as we continue to commercialize AVLAYAH and any future approved products.

Since its enactment, there have been executive, judicial and congressional challenges to certain aspects of the ACA and IRA. It is unclear how future litigation or healthcare measures will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business. We expect that the ACA and IRA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to: comply with the laws of the FDA, EMA, and other comparable foreign regulatory authorities; provide true, complete, and accurate information to regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. The laws that may impact our operations include the federal Anti-Kickback Statute, the False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), the federal Physician Payment Sunshine Act, federal consumer protection and unfair competition laws, and analogous state and foreign laws and regulations. Now that we have obtained FDA approval of AVLAYAH and have begun commercializing it in the United States, our potential exposure under such laws has increased significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, the promotion, sales, and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

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

There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, business, operating results, financial condition and international expansion efforts.

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions, and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue.
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

We anticipate seeking third-party collaborators for the research, development, and commercialization of certain of the product candidates we may develop. For example, we have collaborations with F-star, Sanofi, Biogen, and others to further our development of product candidates and to enhance our research efforts directed to better understanding neurodegenerative and lysosomal storage diseases. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and academic institutions. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

•collaborators may control certain interactions with regulatory authorities, which may impact our ability to obtain and maintain regulatory approval of our products candidates;

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

Further, we have in the past experienced and may in the future experience delayed shipments of raw materials due to interruptions relating to the aforementioned events. We do not currently have arrangements in place for redundant supply for certain components of our product candidates. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.
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

As of March 31, 2026, we had approximately 507 employees, all of whom were full-time. As our development plans and strategies develop, we must add additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including recruiting, integrating, and retaining additional employees; managing our internal development efforts; and expanding our controls, reporting systems, and procedures.
Our future financial performance and our ability to continue to develop and commercialize AVLAYAH and any future product candidates will depend, in part, on our ability to effectively manage any future growth.

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
We have in the past engaged in acquisitions and strategic partnerships, and we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses as part of our business strategy. For example, we have collaboration agreements with Sanofi and Biogen, and issued stock in connection with entering into certain of those agreements in 2018 and 2020. Any such transaction may entail numerous risks, including:
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

In December 2025, we entered into a synthetic royalty funding agreement with Royalty Pharma. This agreement makes available to us up to $275.0 million from two potential milestone payments. Upon achieving the first milestone of FDA accelerated approval of AVLAYAH, we received $200.0 million in gross proceeds; the remaining milestone payment will be subject to European Medicines Agency (EMA) approval of AVLAYAH by December 31, 2029. Should we not satisfy this condition by the applicable deadline, or if we fail to meet our obligations or default under this agreement, we may not receive any additional milestone payments, or the payments to us could be substantially less than the maximum amounts available under the agreement.

Our internal computer systems, or those used by our third-party research institution collaborators, CROs, or other contractors or consultants, may fail or suffer other breakdowns, cyberattacks, or information security breaches or incidents that could compromise the confidentiality, integrity, and availability of such systems and data, expose us to liability, and affect our reputation.

We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. We also rely on third-party vendors and their information technology systems. Commercialization has required the implementation of computer systems that are increasingly complex to install, secure, and maintain. Despite the implementation of security measures, our internal computer systems and those of our collaborators, CROs, and other contractors and consultants may be vulnerable to damage, outages and interruptions resulting from computer viruses and other malicious code or unauthorized access, or breached, compromised, or otherwise subject to security incidents due to operator error, malfeasance, or other system disruptions. Geopolitical events, such as war and armed conflicts, may increase the risks of cyber-attacks, disruptions, and security breaches and incidents that we and these third parties face. Security threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be broad-based or otherwise generic in nature, or they may be custom-crafted against our information systems or those of our collaborators, CROs, or other contractors or consultants.

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

•the timing and ability to obtain regulatory approval on our product candidates;

•failure to achieve development, regulatory, or commercialization milestones under our collaborations;

•failure or discontinuation of any of our product development and research programs;

•failure to successfully commercialize AVLAYAH or other product candidates;

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

Furthermore sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. Certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, on February 27, 2024, we entered into a Purchase Agreement with certain existing accredited investors in connection with a strategic private offering transaction. Pursuant to this transaction, we entered into an agreement granting an investor certain registration rights following such time that the investor may be deemed an affiliate of the Company. Any sales of securities by these stockholders, or the perception that sales will be made in the public market, could have a material adverse effect on the market price for our common stock.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. For example, in December 2025, we sold 9,142,857 shares of common stock and pre-funded warrants to purchase 2,285,714 shares of our common stock in an underwritten public offering. In January 2026, in connection with the same offering, the underwriters exercised their option to purchase an additional 746,468 shares of common stock, on which date we received aggregate net proceeds of approximately $12.4 million. Our security holders may be further diluted by the exercise of the pre-funded warrants issued. We, and indirectly, our stockholders, will bear the cost of issuing and servicing all such securities. Additionally, collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. In December 2025, for example, we announced a synthetic royalty funding agreement that, upon certain conditions including regulatory approval within specified timelines and payment of milestones, would entitle Royalty Pharma to 9.25% royalty on future net sales of AVLAYAH.

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

•authorize our board of directors to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

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

In December 2025, we sold 9,142,857 shares of common stock, par value $0.01 per share (the “Common Stock”), at a price to the public of $17.50 per share (the “Firm Shares”) and 2,285,714 shares of pre-funded warrants at a price to the public of $17.49 per underlying share, which represents the per share public offering price of each share of common stock less the $0.01 per share exercise price for each pre-funded warrant, through an underwritten public offering for aggregate net proceeds of approximately $189.2 million, after deducting issuance costs of approximately $0.7 million. In January 2026, the underwriters exercised their option to purchase an additional 746,468 shares of the Company’s Common Stock, on which date the Company received aggregate net proceeds of approximately $12.4 million.

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
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As disclosed in the table below, during the first quarter of 2026, certain directors adopted a “Rule 10b5-1 trading arrangement”. This plan provides for the sale of our common stock and is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(1)	Maximum Total Shares of Common Stock to be Sold Under the Plan(2)
Alexander Schuth, M.D.	Chief Operating and Financial Officer	3/27/2026	9/30/2027	144,051
__________________________________________________
(1)In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
(2)This amount represents the maximum total shares that could be sold under the plan, but the amounts may change for executive officers due to the sale of shares to satisfy tax withholding requirements.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first quarter ended March 31, 2026.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date

10.1	Amended and Restated Outside Director Compensation Policy	—	—	—	Filed herewith
10.2	Revenue Participation Right Purchase and Sale Agreement by and between Denali Therapeutics Inc. and Royalty Pharma Investments 2023 ICAV Dated as of December 2, 2025	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	May 7, 2026	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)