Form 10-Q
period 2026-06-30
Denali Therapeutics Inc.
filed 2026-08-06
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of July 31, 2026 was 159,847,403. This number does not include 28,331,779 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of July 31, 2026 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations). See Note 11 — Common Stock to the registrant’s condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$201,530	$205,326
Short-term marketable securities	508,941	662,553
Accounts receivable, net	3,927	—
Inventory	4,139	—
Prepaid expenses and other current assets	35,390	32,779
Total current assets	753,927	900,658
Long-term marketable securities	229,534	98,322
Property and equipment, net	49,926	52,402
Finance lease right-of-use asset	46,700	48,531
Operating lease right-of-use asset	16,793	19,002
Intangible asset, net	35,250	—
Other non-current assets	25,825	25,939
Total assets	$1,157,955	$1,144,854
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,807	$505
Other accrued costs and current liabilities	78,276	97,846
Total current liabilities	90,083	98,351
Operating lease liability, less current portion	22,026	27,210
Finance lease liability, less current portion	5,479	5,532
Liability related to the revenue participation right agreement	205,189	—
Total liabilities	322,777	131,093
Commitments and contingencies (Note 10)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 159,755,526 shares and 156,182,177 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,924	1,888
Additional paid-in capital	3,142,747	3,062,715
Accumulated other comprehensive income (loss)	(1,969)	682
Accumulated deficit	(2,307,524)	(2,051,524)
Total stockholders' equity	835,178	1,013,761
Total liabilities and stockholders’ equity	$1,157,955	$1,144,854
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$3,604	$—	$3,604	$—
Total revenue	3,604	—	3,604	—

Operating expenses:
Cost of goods sold	93	—	93	—
Research and development	97,019	102,696	200,865	218,923
Selling, general and administrative	36,283	32,267	69,794	61,620
Intangible asset amortization	750	—	750	—
Total operating expenses	134,145	134,963	271,502	280,543
Loss from operations	(130,541)	(134,963)	(267,898)	(280,543)
Interest and other income, net	2,988	10,844	11,898	23,454
Net loss	$(127,553)	$(124,119)	$(256,000)	$(257,089)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(1,287)	(1,098)	(2,651)	(1,081)
Comprehensive loss	$(128,840)	$(125,217)	$(258,651)	$(258,170)
Net loss per share, basic and diluted	$(0.68)	$(0.72)	$(1.37)	$(1.50)
Weighted average number of shares outstanding, basic and diluted	187,314,501	171,449,847	186,977,612	171,336,568

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	156,182,177	$1,888	$3,062,715	$682	$(2,051,524)	$1,013,761
Issuance of common stock, net of issuance cost of $45	746,468	8	12,358	—	—	12,366
Issuances under equity incentive plans	1,484,925	14	21,686	—	—	21,700
Vesting of restricted stock units	1,341,956	14	(14)	—	—	—
Stock-based compensation	—	—	46,002	—	—	46,002
Net loss	—	—	—	—	(256,000)	(256,000)
Other comprehensive loss	—	—	—	(2,651)	—	(2,651)
June 30, 2026	159,755,526	$1,924	$3,142,747	$(1,969)	$(2,307,524)	$835,178

Balance at March 31, 2026	158,656,318	$1,913	$3,104,838	$(682)	$(2,179,971)	$926,098
Issuances under equity incentive plans	948,205	9	14,996	—	—	15,005
Vesting of restricted stock units	151,003	2	(2)	—	—	—
Stock-based compensation	—	—	22,915	—	—	22,915
Net loss	—	—	—	—	(127,553)	(127,553)
Other comprehensive loss	—	—	—	(1,287)	—	(1,287)
June 30, 2026	159,755,526	$1,924	$3,142,747	$(1,969)	$(2,307,524)	$835,178

Balance at December 31, 2024	144,220,986	$1,768	$2,764,880	$2,020	$(1,538,984)	$1,229,684
Issuances under equity incentive plans	455,335	5	4,647	—	—	4,652
Vesting of restricted stock units	1,009,121	10	(10)	—	—	—
Stock-based compensation	—	—	50,887	—	—	50,887
Net loss	—	—	—	—	(257,089)	(257,089)
Other comprehensive loss	—	—	—	(1,081)	—	(1,081)
Balance at June 30, 2025	145,685,442	$1,783	$2,820,404	$939	$(1,796,073)	$1,027,053

Balance at March 31, 2025	145,251,258	$1,778	$2,790,825	$2,037	$(1,671,954)	$1,122,686
Issuances under equity incentive plans	341,543	4	4,053	—	—	4,057
Vesting of restricted stock units	92,641	1	(1)	—	—	—
Stock-based compensation	—	—	25,527	—	—	25,527
Net loss	—	—	—	—	(124,119)	(124,119)
Other comprehensive loss	—	—	—	(1,098)	—	(1,098)
Balance at June 30, 2025	145,685,442	$1,783	$2,820,404	$939	$(1,796,073)	$1,027,053
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(256,000)	$(257,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,414	5,370
Stock–based compensation expense	46,002	50,547
Net accretion of discounts on marketable securities	(2,704)	(6,585)
Non-cash adjustment to operating lease expense	(2,353)	(2,161)
Right-of-use asset amortization for finance lease	1,831	1,798
Non-cash interest expense related to revenue participation right liability	5,941	—
Other non-cash items	(223)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,927)	—
Inventory	(4,139)	—
Prepaid expenses and other current assets	(2,613)	(3,650)
Other non-current assets	(304)	3,022
Accounts payable	4,102	(43)
Accruals and other current liabilities	(19,107)	(14,151)
Deferred research and development funding liability	(1,126)	16,176
Net cash used in operating activities	(228,206)	(206,766)
Investing activities
Purchases of marketable securities	(394,579)	(137,926)
Maturities and sales of marketable securities	417,032	323,965
Purchases of property and equipment	(3,271)	(9,356)
Cash paid to acquire finite-lived intangible asset	(28,800)	—
Net cash provided by (used in) investing activities	(9,618)	176,683
Financing activities
Proceeds from underwriter exercising option to purchase common stock, net of issuance costs	12,366	—
Proceeds from sale of revenue participation right	200,000	—
Proceeds from exercise of awards under equity incentive plans	21,700	4,652
Payments for finance lease right-of-use asset	(38)	(6,791)
Net cash provided by (used in) financing activities	234,028	(2,139)
Net decrease in cash, cash equivalents and restricted cash	(3,796)	(32,222)
Cash, cash equivalents and restricted cash at beginning of period	208,432	176,535
Cash, cash equivalents and restricted cash at end of period	$204,636	$144,313
Supplemental disclosures of cash flow information
Payment due on intangible asset acquired	$7,200	$—

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

During the six months ended June 30, 2026 the Company added significant accounting policies related to product revenue, accounts receivable, inventory, cost of goods sold, intangible assets and the liability related to the revenue participation right. Aside from these new accounting policies, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2025 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2025 Annual Report on Form 10-K.
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
Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited in accounts with financial institutions that management believes are of high credit quality. Such deposits have and will continue to exceed federally insured limits. The Company maintains its cash with accredited financial institutions and accordingly, such funds are subject to minimal credit risk.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the Company had no off-balance sheet concentrations of credit risk.

The Company’s accounts receivable are primarily related to product sales. For the three and six months ended June 30, 2026, one customer accounted for all product revenues. As of June 30, 2026, one customer accounted for all accounts receivable related to product sales. The Company monitors the creditworthiness of its customers and collaboration partners and has not experienced significant credit losses to date.

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

Investments
The Company holds an equity investment in a venture-backed privately held company. The privately held company is a Variable Interest Entity ("VIE"), but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE is limited to the value of the equity investment. The equity investment held by the Company lacks a readily determinable fair value and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investment for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no impairments during the six months ended June 30, 2026 and 2025.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are reported at fair value.
Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Condensed Consolidated Balance Sheets and restricted cash of $3.1 million as of June 30, 2026 and December 31, 2025, which is included within other non-current assets in the Condensed Consolidated Balance Sheets. Restricted cash relates to letters of credit supporting the Company’s headquarters building lease and a letter of credit supporting the Company’s credit card program.
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

Accounts Receivable

Accounts receivable represents amounts arising from product sales and is recorded net of allowances for credit losses, if required. The Company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company's payment terms are generally less than 90 days from the invoice date. The Company evaluates the creditworthiness of each counterparty on a regular basis. As of June 30, 2026, the credit profile of the customer was deemed to be in good standing and, as such, an allowance for credit losses was not recorded.

Revenue Recognition
The Company recognizes product revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”).
In March 2026, the U.S. Food and Drug Administration granted accelerated approval of AVLAYAH™ (tividenofusp alfa-eknm), and the Company commenced commercial sales in the United States during the three months ended June 30, 2026. AVLAYAH is the Company’s only commercial product, and all product revenue to date has been generated in the United States.
Under ASC 606, the Company is required to complete the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
The Company sells AVLAYAH to a single specialty distributor ("Distributor”) in the US, which is the Company's sole customer, who delivers to (i) hospitals where patients are administered the medication in a healthcare setting and (ii) to a specialty pharmacy (“SP”) provider where patients are administered by a healthcare professional in either a healthcare professional or home setting.
The Company’s distribution agreements with the Distributor, together with each accepted purchase order, is accounted for as a contract with a single performance obligation — the delivery of AVLAYAH to the Distributor. Revenue is recognized when the Company satisfies a performance obligation by transferring control of the promised goods to the customer.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring AVLAYAH. The Company sells AVLAYAH at a Wholesale Acquisition Cost (“WAC”) and records product revenue at the net selling price (the transaction price) — WAC reduced by variable consideration and by consideration payable to the Distributor and to other parties in the distribution channel that does not represent payment for a distinct good or service. The Company estimates variable consideration using the most-likely-amount method and includes it in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the related uncertainty is resolved. Estimates are reassessed each reporting period, with any change recognized in net product revenue in the period of change. The components of variable consideration are:
•Distributor service fees — fees payable to the Distributor for distribution. These services are not distinct from the sale of AVLAYAH and the related fees, calculated as a contractual percentage of the WAC of product sold, are recorded as a reduction of product revenue when the related sales are recognized.
•Government rebates — amounts owed under the Medicaid Drug Rebate Program and supplemental state Medicaid agreements, refunds under the Medicare Part B discarded-drug provisions, and rebates to the U.S. Department of Veterans Affairs and the Department of Defense (including under the TRICARE program). The Company estimates these amounts using statutory and contractual rebate rates and probability-weighted assumptions for the expected payer and channel mix, recorded as a reduction of product revenue with a corresponding current liability.
•Product returns — the product may be returned only in the limited circumstances specified in the distribution agreement, principally product that is damaged or within a defined period of its expiration date. The Company records a reserve for estimated returns as a reduction of product revenue with a corresponding refund liability.
•Other fees and incentives — amounts payable to a specialty pharmacy that dispenses AVLAYAH purchased through the Distributor and co-pay assistance program for eligible patients with commercial insurance in the U.S. The co-pay assistance programs assist commercially insured patients and are intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance. The Company records funds paid under co-pay assistance program for each patient as a reduction of revenue.
Variable consideration payable to the Distributor, and to parties against which the Distributor has a contractual right of off-set — Distributor service fees, third-party-logistics fees, and government chargebacks processed through the Distributor is presented as a reduction of accounts receivable. Variable consideration payable to parties other than the Distributor is presented within other accrued costs and current liabilities.

Inventory
Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. Inventory costs consist primarily of raw materials, third-party contract manufacturing organization ("CMO") costs, and other direct production costs, including allocable overhead, related to our commercial product AVLAYAH. Inventory is valued using standard costing methodology, which approximates actual cost.
Prior to FDA approval, all costs incurred in connection with the manufacture of AVLAYAH were recorded as research and development expenses in the consolidated statements of operations in the period incurred. As of June 30, 2026, we had $12.6 million of expensed pre-launch inventory, which we expect to be sold through by January 2027.
The Company expenses costs associated with the manufacture of product candidates prior to regulatory approval. Inventory consists of the Company’s currently approved product, including raw materials and work-in-process.
The Company began capitalizing inventory costs associated with AVLAYAH upon receiving U.S. Food and Drug Administration ("FDA") accelerated approval in March 2026, at which time the inventory was determined to have probable future economic benefit. Additionally, inventory used in research and development activities is expensed to research and development at the time of such designation.
The Company evaluates its inventory on a periodic basis for obsolescence, slow-moving, excess, or otherwise unsalable items, and records a write-down to net realizable value when the carrying value is in excess of net realizable value and there are no alternative future uses for the inventory, or if inventory quantities exceed expected future demand prior to expiration. If the Company determines an adjustment is required to the carrying value of inventory, those adjustments are recognized as Cost of Goods Sold in the Consolidated Statements of Operations and Comprehensive Loss.
Inventory that is not expected to be consumed beyond our normal operating cycle is classified as non-current inventory and included within other non-current assets in the balance sheet.

Cost of Goods Sold
Cost of Goods Sold consists primarily of direct and indirect costs related to the manufacture of AVLAYAH for commercial sale, including third-party manufacturing costs, raw material and component costs, packaging services, freight, and storage costs.
Prior to the FDA approval of AVLAYAH in March 2026, costs incurred for the manufacture of AVLAYAH were recorded as research and development expenses and therefore will not be included in cost of sales. As a result, the cost of goods sold related to AVLAYAH will initially reflect a lower average per unit cost of materials, as previously expensed inventory is utilized and sold to customers.
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
Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented. The weighted-average common shares outstanding as of June 30, 2026 include the pre-funded warrants to purchase shares of common stock that were issued in connection with the February 2024 private placement and December 2025 public offering, as discussed further in Note 11.
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

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$148,024	$—	$—	$148,024
Short-term marketable securities:
U.S. government treasuries	408,829	—	—	408,829
Corporate debt securities	—	100,112	—	100,112
Long-term marketable securities:
U.S. government treasuries	163,401	—	—	163,401
Corporate debt securities	—	66,133	—	66,133
Total	$720,254	$166,245	$—	$886,499

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$149,874	$—	$—	$149,874
Commercial paper	—	24,899	—	24,899
Short-term marketable securities:
U.S. government treasuries	600,084	—	—	600,084
Corporate debt securities	—	62,469	—	62,469
Long-term marketable securities:
U.S. government treasuries	58,545	—	—	58,545
Corporate debt securities	—	39,777	—	39,777
Total	$808,503	$127,145	$—	$935,648

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels for the six months ended June 30, 2026 or for the year ended December 31, 2025.

3.    Marketable Securities
All marketable securities were considered available-for-sale at June 30, 2026 and December 31, 2025. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$409,364	$20	$(555)	$408,829
Corporate debt securities	100,342	16	(246)	100,112
Total short-term marketable securities	509,706	36	(801)	508,941
Long-term marketable securities:
U.S. government treasuries	164,059	—	(658)	163,401
Corporate debt securities	66,328	—	(195)	66,133
Total long-term marketable securities	230,387	—	(853)	229,534
Total	$740,093	$36	$(1,654)	$738,475

	December 31, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$599,200	$893	$(9)	$600,084
Corporate debt securities	62,407	71	(9)	62,469
Total short-term marketable securities	661,607	964	(18)	662,553
Long-term marketable securities:
U.S. government treasuries	58,524	21	—	58,545
Corporate debt securities	39,710	69	(2)	39,777
Total long-term marketable securities	98,234	90	(2)	98,322
Total	$759,841	$1,054	$(20)	$760,875

As of June 30, 2026 and December 31, 2025, some of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of June 30, 2026 or December 31, 2025. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of June 30, 2026, all of the Company’s marketable securities have an effective maturity of less than two years.

4.    Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$—	$—
Work in process	4,139	—
Finished goods	—	—
Total inventory	$4,139	$—

No adjustments to the carrying value of inventory were recorded during the three and six months ended June 30, 2026 and 2025, respectively. All inventory as of June 30, 2026 is classified as current.
5.    Intangible Asset
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

In March 2026, following the U.S. Food and Drug Administration’s accelerated approval of AVLAYAH, a $36.0 million milestone payment became due under this arrangement. The amount was capitalized as an intangible asset and is amortized on a straight-line basis over its estimated useful life. The Company paid $28.8 million of the milestone payment during the three months ended June 30, 2026, and the remaining $7.2 million is included in accounts payable in the Condensed Consolidated Balance Sheet as of June 30, 2026.

The Company recognized amortization expense of $0.7 million for the three and six months ended June 30, 2026. As of June 30, 2026, the accumulated amortization expense was $0.7 million, and the carrying value of the intangible asset was $35.3 million.

Future annual amortization expense for the unamortized intangible assets is as follows (in thousands):

Years Ending December 31:	Amount
2026 (six months)	$1,500
2027	3,000
2028	3,000
2029	3,000
2030	3,000
Thereafter	21,750
Total	$35,250

In addition to the U.S. regulatory milestone described above, the Company may be required to make additional contingent consideration payments of up to $174.0 million, composed of $24.0 million due upon regulatory approval of AVLAYAH in the European Union, and up to $150.0 million in commercial contingent payments.

6.    Research and Development Funding Collaboration Agreement
In January 2024, the Company entered into a Collaboration and Development Funding Agreement with an unrelated third party, which obligates the third party to provide up to $75.0 million of funding and collaborate with the Company to conduct a global Phase 2a study of DNL151 in patients with Parkinson’s disease and confirmed pathogenic variants of LRRK2. This arrangement is further described in Note 4, " Acquisition, License Agreement and Research and Development Funding Collaboration Agreement", to the consolidated financial statements in the 2025 Annual Report on Form 10-K.
Under this arrangement, the Company received $12.5 million during the three months ended June 30, 2026, resulting in cumulative payments received of $62.5 million as of June 30, 2026. Payments received are recorded as a deferred research and development funding liability and recognized as an offset to research and development expenses as the underlying research and development costs are incurred. The Company recognized an offset to research and development expenses of $7.6 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively, and $13.6 million and $8.8 million for the six months ended June 30, 2026 and 2025, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recorded current deferred research and development funding liabilities of $20.0 million and $21.1 million on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.
7.    Collaboration Agreements
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

In May 2026, the Company and Biogen announced topline results from the Phase 2b LUMA study of BIIB122/DNL151 in individuals with early-stage Parkinson’s disease. The LUMA study did not meet its primary or secondary endpoints. Based on these results, the Company and Biogen discontinued further development of BIIB122 in idiopathic Parkinson's disease. The Company continues to independently conduct the Phase 2a BEACON study evaluating the small molecule inhibitor in carriers of a pathogenic LRRK2 variant.

The Company has no remaining performance obligations under the Biogen Collaboration Agreement, and therefore no contract liability remained on the Condensed Consolidated Balance Sheets as of June 30, 2026 or December 31, 2025. As of June 30, 2026, the Company had not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.

Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly-owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement, the February 2025 side letter, and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of June 30, 2026 or December 31, 2025.
Under the Sanofi Collaboration Agreement, the Company is eligible to receive milestone payments totaling up to approximately $495.0 million upon achievement of certain clinical, regulatory and sales milestone events for Peripheral Products, and variable royalties on worldwide net sales. As of June 30, 2026, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
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
In April 2026, Takeda notified the Company of its decision to terminate the PTV:PGRN collaboration agreement in its entirety. As a result, the Company regained full rights to DNL593 and the related intellectual property portfolio. Subsequent to the effective date of the termination, there are no future milestones, cost, or profit sharing obligations related to this agreement. The Company did not recognize any revenue, gain, asset or other material accounting impact in connection with the termination, other than the final cost-sharing settlement. The final cost-sharing settlement related to the PTV:PGRN Collaboration Agreement is reflected in the cost sharing table below.
As of June 30, 2026, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Takeda Collaboration Agreement:
PTV:PGRN cost sharing (reimbursements)	$(1,513)	$(1,439)	$(3,130)	$(2,935)
ATV:TREM2 cost sharing (reimbursements)	—	(10)	—	(147)
Total Takeda cost sharing (reimbursements)(1)	(1,513)	(1,449)	(3,130)	(3,082)
Biogen Collaboration Agreement: LRRK2 cost sharing payments(2)	2,024	4,229	5,887	8,880
Net cost sharing payments (reimbursements)	$511	$2,780	$2,757	$5,798
_________________________________
(1)Cost sharing reimbursements of $1.5 million and $1.6 million were recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.
(2)Cost sharing payments due to Biogen of $2.0 million and $2.8 million were recorded within other accrued costs and current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.
8.    Balance Sheet Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accrued compensation	$13,424	$32,179
Accrued clinical and other research & development costs	19,871	22,283
Accrued manufacturing costs	10,659	5,336
Operating lease liability, current	10,084	9,463
Finance lease liability, current	97	83
Deferred research and development funding liability, current	19,975	21,101
Other accrued costs and current liabilities	4,166	7,401
Total accrued expenses and other current liabilities	$78,276	$97,846

9.    Liability Related to the Revenue Participation Right

In December 2025, the Company entered into a synthetic royalty funding agreement (the “Royalty Agreement”) with Royalty Pharma. Pursuant to the Royalty Agreement, Royalty Pharma agreed to provide up to $275.0 million in funding to the Company in exchange for a 9.25% royalty on worldwide net sales of AVLAYAH ("Revenue Participation Right").
The Company received $200.0 million in gross proceeds in March 2026 triggered by the U.S. Food and Drug Administration’s accelerated approval of AVLAYAH. The Company is entitled to receive an additional $75.0 million upon approval of AVLAYAH by the European Medicines Agency ("EMA") on or before December 31, 2029. The Company retains all worldwide development and commercialization rights to AVLAYAH.

The royalty obligation to Royalty Pharma will cease upon cumulative royalty payments reaching a cap of 3.0 times the total funding received, or 2.5 times the funding received if such cap is reached in respect of sales that occur on or before the end of the first quarter of 2039.
The $200.0 million, net of transaction costs of approximately $0.4 million, is recorded as a non-current liability on the Company's Condensed Consolidated Balance Sheet as of June 30, 2026 based on the estimated timing of future royalty payments. The royalty payments to Royalty Pharma will be recorded as a reduction of the liability. The additional $75.0 million contingent upon EMA approval of AVLAYAH has not been recognized as a liability as of June 30, 2026, as the receipt is contingent upon a future regulatory event. Upon receipt, the additional proceeds will be recorded as an increase to the liability, net of any incremental transaction costs, and the effective interest rate will be adjusted prospectively.
As of June 30, 2026, the Company's estimate of total future royalty payments resulted in an effective annual interest rate of approximately 12% and recorded $5.9 million of non-cash interest expense during the three months ended June 30, 2026. No payments were made during the three and six months ended June 30, 2026.
As of June 30, 2026, the carrying value of the liability approximates its estimated fair value. The Company’s projections of future royalty payments are subject to estimation uncertainty and are based on various assumptions underlying projected net product sales over the term of the agreement. These inputs are considered to be Level 3 inputs in the fair value hierarchy, as they involve unobservable inputs and judgment. Changes in these assumptions could have a material impact on the effective interest rate.
10.     Commitments and Contingencies
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
There were no changes to the terms of the leases recognized under ASC 842 during the three and six months ended June 30, 2026 or 2025.
The following table summarizes lease costs recognized for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,821	$1,893	$3,674	$3,786
Finance lease cost:
Amortization of ROU assets	915	911	1,831	1,798
Interest	178	180	357	361
Variable lease cost	1,792	1,338	2,832	2,691
Total lease costs	$4,706	$4,322	$8,694	$8,636
Operating cash flows for operating leases were $3.0 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and $6.0 million and $5.8 million for the six months ended June 30, 2026 and 2025, respectively.
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
Commitments
In the normal course of business, the Company enters into firm purchase commitments primarily related to supply of commercial product, certain research and development services, and clinical manufacturing activities. The Company had contractual obligations of $104.7 million as of June 30, 2026, of which $91.9 million related to supply of commercial product, and $44.3 million as of December 31, 2025.
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
11.    Common Stock
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

As of June 30, 2026, 28,331,779 shares of pre-funded warrants remained outstanding, and no pre-funded warrants were exercised during the six months ended June 30, 2026. These warrants are classified as permanent equity because they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise.
12.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 9, "Stock-Based Awards" to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2025	21,326,333	$26.39
Granted	2,601,349	16.84
Exercised	(992,867)	15.81
Forfeited	(698,185)	21.15
Expired	(893,471)	34.89
Balance at June 30, 2026	21,343,159	$25.53
Vested and expected to vest at June 30, 2026	21,343,159	$25.53
Exercisable at June 30, 2026	14,065,727	$28.80

The estimated fair value of stock options granted to employees were calculated using the Black-Scholes option-pricing model using the following assumptions:

Six Months Ended June 30,
	2026	2025
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	61.7% - 66.7%	64.8% - 68.7%
Risk-free interest rate	3.7% - 4.3%	3.7% - 4.5%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the six months ended June 30, 2026:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2025	5,124,629	$21.74
Granted	3,385,121	16.52
Vested and released	(1,341,956)	23.92
Forfeited	(563,254)	19.84
Unvested and expected to vest at June 30, 2026	6,604,540	$18.78
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$13,453	$15,188	$27,047	$30,325
General and administrative	9,462	10,199	18,955	20,222
Total	$22,915	$25,387	$46,002	$50,547

13.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(127,553)	$(124,119)	$(256,000)	$(257,089)

Denominator:
Weighted average number of:
Common stock shares outstanding	158,982,722	145,403,782	158,645,833	145,290,503
Pre-funded warrants	28,331,779	26,046,065	28,331,779	26,046,065
Total	187,314,501	171,449,847	186,977,612	171,336,568
Net loss per share	$(0.68)	$(0.72)	$(1.37)	$(1.50)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Potentially dilutive securities, including options issued and outstanding, Employee Stock Purchase Plan (“ESPP”) shares issuable, and restricted shares subject to future vesting that were not included in the diluted per share calculations for the periods presented because they would be anti-dilutive totaled approximately 28.5 million and 28.5 million shares as of June 30, 2026 and 2025, respectively.
14.    Non-Marketable Equity Investment
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

The Company recorded the investment in the shares of Series A Preferred Stock at $15.0 million which represents the fair value of the shares on the date of issuance. There have been no subsequent observable price changes in orderly transactions for the identical or similar equity securities of Tenvie, and as such, the measurement of this investment remains unchanged, with the $15.0 million included within other non-current assets in the Condensed Consolidated Balance Sheets as of both June 30, 2026 and December 31, 2025.

15.    Segment Information
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Therapeutics Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue, net	$3,604	$—	$3,604	$—
Less:
Cost of goods sold	93	—	93	—
External research and development expenses - TV programs, including cost sharing	40,419	37,594	78,883	84,052
Other research and development expenses, including small molecule programs	16,494	24,847	40,048	54,347
Personnel related research and development expenses	40,106	40,255	81,934	80,524
Total research and development expenses	97,019	102,696	200,865	218,923
Personnel related selling, general and administrative expenses	22,921	20,115	45,485	38,853
Other selling, general and administrative expenses	13,362	12,152	24,309	22,767
Total selling, general and administrative expenses	36,283	32,267	69,794	61,620
Intangible asset amortization	$750	$—	$750	$—
Segment operating expenses	134,145	134,963	271,502	280,543
Segment loss from operations	(130,541)	(134,963)	(267,898)	(280,543)
Segment interest and other income, net	2,988	10,844	11,898	23,454
Segment net loss	$(127,553)	$(124,119)	$(256,000)	$(257,089)

There is no difference between the segment net loss and total consolidated net loss for the three and six months ended June 30, 2026 and 2025.
16.    Subsequent Event
On June 12, 2026, the Company entered into an asset purchase agreement (the "PRV Transfer Agreement") pursuant to which the Company agreed to sell its Rare Pediatric Disease Priority Review Voucher ("PRV") for gross proceeds of $195.0 million in cash. The Company received the PRV in connection with the FDA accelerated approval of AVLAYAH in March 2026. On July 27, 2026, the Company completed the sale and received gross proceeds of $195.0 million pursuant to the terms of the PRV Transfer Agreement. No proceeds or gain from the sale were recognized in the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

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

•the commercial success of AVLAYAH and any other products for which we obtain marketing approval;

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

Commercial Product: AVLAYAHTM

We currently have one approved product. Our commercial product, AVLAYAHTM (tividenofusp alfa-eknm) received accelerated approval from the U.S. Food and Drug Administration ("FDA") on March 24, 2026 and is approved for the treatment of neurologic manifestations in patients with Hunter syndrome or mucopolysaccharidoses II (MPS II) when initiated in presymptomatic or symptomatic pediatric patients weighing at least 5 kg prior to advanced neurologic impairment. AVLAYAH's accelerated approval was based on a surrogate endpoint (reduction in CSF HS), and continued approval is contingent upon confirmation of clinical benefit in the ongoing global Phase 2/3 COMPASS trial, as further described under "Clinical-Stage Programs" below.

We began commercial distribution of AVLAYAH in April 2026. Since launch, our commercial activities have focused on executing our commercialization strategy, including supporting product availability through market access, specialty distribution and patient support services.

In connection with the approval of AVLAYAH, the FDA granted us a Rare Pediatric Disease Priority Review Voucher ("PRV"). In June 2026, we entered into an agreement to sell the PRV for gross proceeds of $195.0 million. The transaction closed and proceeds were received in July 2026.

Clinical-Stage Programs

•Tividenofusp alfa-eknm (ETV:IDS), is an ETV-enabled enzyme replacement therapy designed to systemically deliver iduronate 2-sulfatase (IDS) throughout the body, including the brain for the treatment of neurologic manifestations of Hunter syndrome (MPS II). The ongoing global Phase 2/3 COMPASS study is intended to support generation of confirmatory evidence, expansion of the U.S. label to adult patients and future global regulatory submissions;

•Zafinofusp alfa (DNL126; ETV:SGSH) is an investigational ETV-enabled enzyme replacement therapy designed to systemically deliver N-sulfoglucosamine sulfohydrolase (SGSH) throughout the body, including the brain, for the treatment of Sanfilippo syndrome type A (MPS IIIA);

•DNL593 (PTV:PGRN) is an investigational Protein TransportVehicle (PTV)-enabled protein replacement therapy designed to systemically deliver progranulin (PGRN) across the blood-brain barrier for the treatment of granulin (GRN)-related frontotemporal dementia (FTD-GRN);

•DNL952 (ETV:GAA) is an investigational ETV-enabled enzyme replacement therapy designed to systemically deliver acid alpha-glucosidase (GAA) to muscle tissue and the brain by crossing the blood-brain barrier for the treatment of Pompe disease;

•DNL628 (OTV:MAPT) is an investigational Oligonucleotide TransportVehicle (OTV)-enabled antisense oligonucleotide designed for systemic delivery across the blood-brain barrier to reduce tau by targeting the MAPT gene for the treatment of Alzheimer's disease ("AD");

•DNL921 (ATV:Abeta) is an investigational Antibody TransportVehicle (ATV)-enabled antibody designed for systemic delivery across the blood-brain barrier to target amyloid plaques for the treatment of Alzheimer's disease. In the first half of 2026, we submitted a clinical trial application ("CTA") to initiate a Phase 1/1b study of DNL921;

•DNL151 is an investigational small molecule inhibitor of leucine-rich repeat kinase 2 (LRRK2) for the treatment of Parkinson's disease. Denali conducts the Phase 2a BEACON study evaluating DNL151 in individuals with Parkinson's disease who are confirmed by genetic testing to be carriers of a pathogenic LRRK2 variant; and

•Eclitasertib (SAR443122/DNL758), a peripheral and non-central nervous system ("CNS") penetrant small molecule RIPK1 inhibitor, is being developed by Sanofi to address peripheral inflammatory diseases such as ulcerative colitis ("UC").

The following table summarizes key information about our ongoing clinical studies for our approved product and clinical-stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	tividenofusp alfa	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
ETV:SGSH	zafinofusp alfa	Ph 1/2	Sanfilippo syndrome Type A (MPS IIIA)	Denali
PTV:PGRN	DNL593	Ph 1/2	FTD-GRN	Denali
ETV:GAA	DNL952	Ph 1	Pompe disease	Denali
OTV:MAPT	DNL628	Ph 1b	Alzheimer’s disease	Denali
ATV: Abeta	DNL 921	Ph 1/1b	Alzheimer’s disease	Denali
LRRK2	DNL151	Ph 2a	Parkinson's disease	Denali
RIPK1 (Peripheral)	eclitasertib, or SAR443122/DNL758	Ph 2	UC	Sanofi
______________________________________________________________________________

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
Key operational and financing milestones in 2026 to date include:

•In January 2026, we announced that the FDA has lifted the clinical hold on the IND application for DNL952 (ETV:GAA), and we are enrolling the Phase 1 study;

•In January 2026, we announced that the CTA for DNL628 (OTV:MAPT) to initiate a Phase 1b study in Alzheimer’s disease was approved. In March 2026, the first patient was dosed in the Phase 1b study of DNL628;

•In February 2026, we presented preliminary open-label Phase 1/2 data for our zafinofusp alfa study at the 2026 WORLDSymposium demonstrating that treatment with zafinofusp alfa resulted in substantial reductions in both cerebrospinal fluid (CSF) and urine heparan sulfate (HS), including normalization of CSF HS, with a safety profile generally consistent with established enzyme replacement therapies;

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

•In April 2026, we received notification from Takeda of its decision to terminate the collaboration agreement to co-develop and co-commercialize DNL593 (PTV:PGRN) for FTD-GRN. The termination became effective in June 2026, at which time all rights in the DNL593 program reverted to Denali. Takeda’s decision to terminate the collaboration agreement for DNL593 was driven by strategic considerations and not related to efficacy or safety data. We continue to conduct the Phase 1/2 study of DNL593 for FTD-GRN;

•In May 2026, we and Biogen announced topline results from the Phase 2b LUMA study of BIIB122/DNL151 in individuals with early-stage Parkinson's disease. The LUMA study did not meet its primary or secondary endpoints, and we and Biogen decided to discontinue further development of BIIB122/DNL151 in idiopathic Parkinson's disease. We continue to independently conduct the Phase 2a BEACON study evaluating DNL151 in individuals with Parkinson's disease who carry a pathogenic LRRK2 variant;

•In June 2026, we entered into a definitive agreement to sell our Rare Pediatric Disease Priority Review Voucher for gross proceeds of $195.0 million. The transaction closed and proceeds were received in July 2026; and

•In the first half of 2026, we submitted a clinical trial application to initiate a Phase 1/1b study of DNL921 (ATV:Abeta) in healthy volunteers and participants with Alzheimer's disease, and we are conducting the study;

Until March 2026, we had no clinical products approved for commercial sale and thus had not generated any revenue from product candidates that are or were under development. Subsequent to receiving FDA approval for AVLAYAH, we began commercial distribution in April 2026. We expect it to take time to generate sufficient revenue to offset our expenses, and we can provide no assurance as to when, if ever, this will occur. Through June 30, 2026, we have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock and pre-funded warrants to purchase shares of our common stock in public offerings and private placements, and payments received from our collaboration, synthetic royalty and other funding agreements with Takeda, Sanofi, Biogen, Royalty Pharma and other third parties.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net losses of $127.6 million and $256.0 million for the three and six months ended June 30, 2026, respectively, and $124.1 million and $257.1 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $2.31 billion. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our approved product AVLAYAH to full US and broader global approval; advance our current clinical stage programs through healthy volunteer and patient trials; broaden and improve our TV platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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
Components of Operating Results
Product Revenue

Following FDA approval of AVLAYAH in March 2026, we commenced commercial distribution in the United States during the second quarter of 2026. Product revenue consists of sales of AVLAYAH, our only commercial product, and is recognized at the net selling price. Product revenue is reduced by estimates of variable consideration, including distributor service fees, government rebates, product returns and other fees and incentives. Product revenue may fluctuate based on patient demand, reimbursement, payer mix and distributor ordering patterns.
Operating Expenses

Cost of Goods Sold

Cost of goods sold consists primarily of direct and indirect costs related to the manufacture of AVLAYAH for commercial distribution, including third-party manufacturing costs, raw material and component costs, packaging services, freight, and storage costs.

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
Selling, General and Administrative

Selling, general and administrative expenses include personnel related expenses, such as salaries, benefits, travel and stock-based compensation expense, expenses for outside professional services, commercialization activities, and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees, including those associated with our commercial organization. Allocated expenses consist of rent, depreciation and other expenses related to our office and research and development facility not otherwise included in research and development expenses. We have increased our headcount to support the commercialization of AVLAYAH and may continue to increase headcount to support our commercial and research and development activities, which we expect will increase selling, general and administrative expenses.

Intangible Asset Amortization

Intangible asset amortization consists of amortization of our intangible asset, which represents the developed technology recognized in connection with the FDA approval of AVLAYAH in March 2026. We amortize this asset on a straight-line basis over its estimated useful life. We began recognizing intangible asset amortization in the second quarter of 2026 and did not record any such expense prior to that period.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest income, investment income earned on our cash, cash equivalents and marketable securities, and sublease income, as well as an offset for non-cash interest expense related to the revenue participation right liability and interest expense on our finance lease liability.

Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenue:
Product revenue, net	$3,604	$—	$3,604	*	%
Total revenue	3,604	—	3,604	*

Operating expenses:
Cost of goods sold	93	—	93	*
Research and development	97,019	102,696	(5,677)	(6)
Selling, general and administrative	36,283	32,267	4,016	12
Intangible asset amortization	750	—	750	*
Total operating expenses	134,145	134,963	(818)	(1)
Loss from operations	(130,541)	(134,963)	4,422	(3)
Interest and other income, net	2,988	10,844	(7,856)	(72)
Net loss	$(127,553)	$(124,119)	$(3,434)	3%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenue:
Product revenue, net	$3,604	$—	$3,604	*	%
Total revenue	3,604	—	3,604	*

Operating expenses:
Cost of goods sold	93	—	93	*
Research and development	200,865	218,923	(18,058)	(8)
Selling, general and administrative	69,794	61,620	8,174	13
Intangible asset amortization	750	—	750	*
Total operating expenses	271,502	280,543	(9,041)	(3)
Loss from operations	(267,898)	(280,543)	12,645	(5)
Interest and other income, net	11,898	23,454	(11,556)	(49)
Net loss	$(256,000)	$(257,089)	$1,089	—%
_____________________________________________
*Percentage is not meaningful.

Product revenue, net

Product revenue was $3.6 million for the three and six months ended June 30, 2026, compared to no product revenue in the prior-year periods. The increase was due to the FDA approval of AVLAYAH in March 2026 and commencement of commercial sales in the United States during the second quarter of 2026. Product revenue reflects sales of AVLAYAH, net of estimates for variable consideration, including distributor service fees, government rebates, product returns and other fees and incentives.

Cost of goods sold

Cost of goods sold was $0.1 million for the three and six months ended June 30, 2026, compared to no cost of goods sold in the prior-year periods. Because manufacturing costs incurred prior to FDA approval of AVLAYAH were expensed to research and development, cost of goods sold during the initial commercialization period reflects a lower average per-unit cost of materials as previously expensed inventory is sold.

Research and development expenses

Research and development expenses were $97.0 million and $102.7 million for the three months ended June 30, 2026 and 2025, respectively, and $200.9 million and $218.9 million for the six months ended June 30, 2026 and 2025, respectively.
The following tables provide a breakdown of our research and development expenses by category (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
External research and development expenses - TV programs, including cost sharing	$40,419	$37,594	$2,825	8%
Other research and development expenses, including small molecule programs	16,494	24,847	(8,353)	(34)
Personnel related expenses(1)	40,106	40,255	(149)	—
Total research and development expenses	$97,019	$102,696	$(5,677)	(6)%
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $13.5 million and $15.2 million for the three months ended June 30, 2026 and 2025, respectively, reflecting a decrease of $1.7 million.

The decrease in research and development expenses of approximately $5.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, was primarily attributable to the following:

•a decrease of $8.4 million in other research and development expenses is driven by lower cost for BIIB122/DNL151 and DNL343; partially offset by increased purchasing of raw materials at our large molecule manufacturing facility in Salt Lake City, Utah;

•an increase of $2.8 million in TV programs external research and development expenses is driven by manufacturing expenses and clinical expenses for zafinofusp alfa; partially offset by lower manufacturing expenses for DNL628, and lower clinical expense for tividenofusp alfa.

	Six Months Ended June 30,		Change
	2026	2025	$	%
External research and development expenses - TV programs, including cost sharing	$78,883	$84,052	$(5,169)	(6)%
Other research and development expenses	40,048	54,347	(14,299)	(26)
Personnel related expenses(1)	81,934	80,524	1,410	2
Total research and development expenses	$200,865	$218,923	$(18,058)	(8)%
(1)Personnel related expenses include stock-based compensation expense of $27.0 million and $30.3 million for the six months ended June 30, 2026 and 2025 respectively, reflecting a decrease of $3.3 million.

The decrease in research and development expenses of approximately $18.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily attributable to the following:

•a decrease of $14.3 million in other research and development expenses is driven by lower clinical expenses for BIIB122/DNL151 and DNL343; partially offset by increased purchasing of raw material at our large molecule manufacturing facility in Salt Lake City, Utah;
•a decrease of $5.2 million in external TV research and development expenses driven by lower external manufacturing expense partially offset by higher clinical expenses for zafinofusp alfa, DNL952 and DNL628, and higher pre-clinical expenses;

•an increase of $1.4 million in personnel-related expenses driven by increased headcount year over year.

Selling general and administrative expenses

Selling, general and administrative expense was $36.3 million and $32.3 million for the three months ended June 30, 2026 and 2025 respectively. The $4.0 million increase was primarily driven by:
•An increase of $2.8 million in personnel expenses driven by increased headcount related to the commercial launch of AVLAYAH
•An increase of $1.2 million in other selling general and administration costs driven by increased South San Francisco site costs

Selling, general and administrative expense was $69.8 million and $61.6 million for the six months ended June 30, 2026, and 2025, respectively. The $8.2 million increase was primarily driven by:

•An increase of $6.6 million in personnel expenses driven by increased headcount related to the commercial launch of AVLAYAH
•An increase of $1.5 million in other selling general and administration costs driven by increased South San Francisco site costs; partially offset by lower IT project expenses

Intangible Asset Amortization

Intangible asset amortization was $0.7 million and zero for both the three and six months ended June 30, 2026 and 2025, respectively. The intangible asset, which consists of developed technology recognized in connection with the FDA approval of AVLAYAH in March 2026, began amortizing in the second quarter of 2026 on a straight-line basis over its estimated useful life.

Interest and other income, net

Interest and other income, net was $3.0 million and $10.8 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of approximately $7.8 million was primarily driven by $5.9 million of non-cash interest expense related to the revenue participation right liability under the Royalty Pharma synthetic royalty funding agreement, which commenced in the second quarter of 2026.

Interest and other income, net was $11.9 million and $23.5 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of approximately $11.6 million was primarily driven by:

•Lower interest income due to lower average cash and investment balances;
•Lower yields on our investment portfolio; and
•$5.9 million of non-cash interest expense related to the revenue participation right liability under the Royalty Pharma funding agreement, which commenced in the second quarter of 2026.

Liquidity and Capital Resources
Sources of Liquidity

As of June 30, 2026, we had cash, cash equivalents and marketable securities in the amount of $940.0 million. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. Following the commercial launch of AVLAYAH, we expect product revenue to contribute to funding our operations, and our liquidity requirements will include working capital to support commercial inventory, patient support programs, market access activities, distribution arrangements, pharmacovigilance obligations and continued investment in commercial infrastructure. Although we expect AVLAYAH product revenue to contribute to funding our operations, we do not expect such revenue to be sufficient to offset our operating expenses in the near term. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.
Through June 30, 2026, we have obtained aggregate net proceeds of approximately $956.1 million from public offerings of our common stock, including $12.4 million obtained through the sale of 746,468 shares of common stock in January 2026. In March 2026, we received $200.0 million in gross proceeds in connection with the closing of the synthetic royalty funding agreement with Royalty Pharma, triggered by the U.S. Food and Drug and Administration’s accelerated approval of AVLAYAH. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through June 30, 2026.
Further, in February 2024, we received net proceeds of approximately $499.3 million from our private placement through the sale of approximately 3.2 million shares of common stock and pre-funded warrants to purchase approximately 26.0 million shares of our common stock.
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

Through June 30, 2026, we have received $115.0 million, $225.0 million, $565.0 million and $62.5 million, pursuant to our collaboration and research and development funding agreements with Takeda, Sanofi, Biogen and an unrelated third party, respectively. These payments include upfront, option and milestone payments. Additionally, we have received $58.2 million and $16.2 million in gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.

In July 2026, we completed the sale of our Rare Pediatric Disease PRV for gross proceeds of $195.0 million.
Future Funding Requirements and Commitments

Prior to the FDA approval of AVLAYAH, we had not generated any product revenue. Following the FDA approval of AVLAYAH, we commenced commercialization in April 2026 and have begun generating product revenue; however, we expect it to take time to generate sufficient revenue to offset our expenses, and we can provide no assurance as to when, if ever, this will occur. We do not expect to generate any product revenue from our other product candidates unless and until we obtain regulatory approval for those product candidates, and we do not know when, if ever, this will occur.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $2.31 billion as of June 30, 2026. We expect to incur substantial additional losses in the future as we support the commercialization of AVLAYAH and conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, certain commercial product, clinical and manufacturing agreements. As of June 30, 2026, we had total undiscounted lease payment obligations of $47.8 million. We had total non-refundable purchase commitments of $104.7 million as of June 30, 2026. While the lease obligations span multiple years, the majority of the purchase commitments are due within the upcoming twelve months. Further, we may be required to make contingent payments under existing arrangements upon the achievement of defined clinical, regulatory and commercial milestones in certain programs, including contingent consideration payments to former shareholders of F-star under the F-star Gamma license, and milestone and royalty payments to Genentech under the Genentech License Agreement. These commitments are more fully described in Note 10 "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Note 4, "Acquisition, License Agreement and Research and Development Funding Collaboration Agreement" and Note 7, "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of our Annual Report on Form 10-K filed on February 26, 2026.

In March 2026, we received $200.0 million in gross proceeds under the Royalty Agreement with Royalty Pharma, which was initially recorded as a liability related to the revenue participation right on our Condensed Consolidated Balance Sheet in the first quarter of 2026. Under the Royalty Agreement, we may receive an additional $75.0 million upon approval of AVLAYAH by the EMA on or before December 31, 2029. In exchange, Royalty Pharma is entitled to a 9.25% royalty on worldwide net sales of AVLAYAH until cumulative royalty payments reach a cap of 3.0 times the total funding received, or 2.5 times the total funding received if such cap is reached on or before the first quarter of 2039. These obligations are described in this Quarterly Report on Form 10-Q in Note 9, “Liability Related to the Revenue Participation Right”.

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

•our efforts to enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates; and

•the costs and ongoing investments to in-license and/or acquire additional technologies;

•the rate and degree of market acceptance of AVLAYAH, including physician adoption, persistence and payer coverage;

•the amount and timing of product revenue from AVLAYAH, including the impact of variable consideration, reimbursement timing and distributor ordering patterns;

•the cost of commercialization activities, including sales, marketing, market access, medical affairs, patient support, distribution and pharmacovigilance;

•our ability to maintain adequate commercial supply of AVLAYAH through third-party manufacturers and manage commercial inventory levels.

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(228,206)	$(206,766)
Net cash provided by (used in) investing activities	(9,618)	176,683
Net cash provided by (used in) financing activities	234,028	(2,139)
Net decrease in cash, cash equivalents and restricted cash	$(3,796)	$(32,222)
Net Cash Used In Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $228.2 million, which consisted of a net loss of $256.0 million, adjusted by non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net accretion of discounts on marketable securities, non-cash interest expense related to revenue participation right liability, and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.
Net Cash Used In Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $9.6 million, which consisted of $394.6 million for purchases of marketable securities, $28.8 million in milestone payments related to intangible assets, and $3.3 million in capital expenditures to purchase property and equipment. partially offset by $417.0 million in proceeds from the maturities of marketable securities.
Net Cash Provided By Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities was $234.0 million, which consisted of $200.0 million in gross proceeds related to the sale of the revenue participation right under the synthetic royalty funding agreement with Royalty Pharma, $12.4 million in proceeds from public offerings of our common stock, and $21.7 million in proceeds from the exercise of stock options.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our condensed consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the six months ended June 30, 2026, except as discussed in the notes to our condensed consolidated financial statements with respect to accounting policies adopted upon the commercialization of AVLAYAH.
Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2026, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $940.0 million as of June 30, 2026, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

ITEM 4.     CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2026, management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Operating and Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended June 30, 2026, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act. During the quarter ended June 30, 2026, in connection with the commercial launch of AVLAYAH in April 2026, we implemented new processes related to product revenue recognition, accounts receivable, inventory management, and cost of goods sold during the three months ended June 30, 2026. Except for these changes, there were no other changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, as updated and supplemented by Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 7, 2026, which are incorporated herein by reference. There have been no material changes to the risk factors previously disclosed in such filings.
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
ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As disclosed in the table below, during the second quarter of 2026, certain directors adopted a “Rule 10b5-1 trading arrangement”. This plan provides for the sale of our common stock and is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(1)	Maximum Total Shares of Common Stock to be Sold Under the Plan(2)
Nancy Thornberry	Director	6/3/2026	9/2/2027	35,377
__________________________________________________
(1)In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
(2)This amount represents the maximum total shares that could be sold under the plan, but the amounts may change for executive officers due to the sale of shares to satisfy tax withholding requirements.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter ended June 30, 2026.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
10.1	Asset Purchase Agreement, dated June 12, 2026	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Incline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2026, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	August 6, 2026	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)