Form 10-Q
period 2026-09-30
Denali Therapeutics Inc.
filed 2026-11-03
CIK 1714899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock as of October 28, 2026 was 160,290,546. This number does not include 28,331,779 shares of common stock issuable upon the exercise of pre-funded warrants outstanding as of October 28, 2026 (which are immediately exercisable at an exercise price of $0.01 per share of common stock, subject to beneficial ownership limitations). See Note 11 — Common Stock to the registrant’s condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Denali Therapeutics Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$102,870	$205,326
Short-term marketable securities	413,326	662,553
Accounts receivable, net	18,882	—
Inventory	26,275	—
Prepaid expenses and other current assets	30,355	32,779
Total current assets	591,708	900,658
Long-term marketable securities	491,376	98,322
Property and equipment, net	47,907	52,402
Finance lease right-of-use asset	45,784	48,531
Operating lease right-of-use asset	15,612	19,002
Intangible asset, net	34,500	—
Other non-current assets	29,148	25,939
Total assets	$1,256,035	$1,144,854
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,700	$505
Accrued expenses and other current liabilities	81,558	97,846
Total current liabilities	95,258	98,351
Operating lease liability, less current portion	19,280	27,210
Finance lease liability, less current portion	5,449	5,532
Liability related to the revenue participation right agreement	209,661	—
Total liabilities	329,648	131,093
Commitments and contingencies (Note 10)
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 40,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 160,257,940 shares and 156,182,177 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,929	1,888
Additional paid-in capital	3,168,215	3,062,715
Accumulated other comprehensive income (loss)	(6,359)	682
Accumulated deficit	(2,237,398)	(2,051,524)
Total stockholders' equity	926,387	1,013,761
Total liabilities and stockholders’ equity	$1,256,035	$1,144,854
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$17,778	$—	$21,382	$—
Total revenue	17,778	—	21,382	—

Operating expenses:
Cost of goods sold	192	—	285	—
Research and development	106,102	101,950	306,967	320,873
Selling, general and administrative	37,485	35,484	107,279	97,104
Intangible asset amortization	750	—	1,500	—
Total operating expenses	144,529	137,434	416,031	417,977
Loss from operations	(126,751)	(137,434)	(394,649)	(417,977)

Other income:
Gain on sale of priority review voucher, net	194,000	—	194,000	—
Interest and other income, net	2,877	10,532	14,775	33,986
Total other income	196,877	10,532	208,775	33,986
Net income (loss)	$70,126	$(126,902)	$(185,874)	$(383,991)

Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(4,390)	162	(7,041)	(919)
Comprehensive income (loss)	$65,736	$(126,740)	$(192,915)	$(384,910)

Net income (loss) per share:
Basic	$0.37	$(0.74)	$(0.99)	$(2.24)
Diluted	$0.37	$(0.74)	$(0.99)	$(2.24)

Weighted-average shares used in calculating net income (loss) per share:
Basic	188,387,660	172,421,492	187,452,793	171,702,183
Diluted	192,077,855	172,421,492	187,452,793	171,702,183

See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	156,182,177	$1,888	$3,062,715	$682	$(2,051,524)	$1,013,761
Issuance of common stock, net of issuance cost of $45	746,468	8	12,358	—	—	12,366
Issuances under equity incentive plans	1,617,307	16	24,298	—	—	24,314
Vesting of restricted stock units	1,711,988	17	(17)	—	—	—
Stock-based compensation	—	—	68,861	—	—	68,861
Net loss	—	—	—	—	(185,874)	(185,874)
Other comprehensive loss	—	—	—	(7,041)	—	(7,041)
Balance at September 30, 2026	160,257,940	$1,929	$3,168,215	$(6,359)	$(2,237,398)	$926,387

Balance at June 30, 2026	159,755,526	$1,924	$3,142,747	$(1,969)	$(2,307,524)	$835,178
Issuances under equity incentive plans	132,382	1	2,613	—	—	2,614
Vesting of restricted stock units	370,032	4	(4)	—	—	—
Stock-based compensation	—	—	22,859	—	—	22,859
Net income	—	—	—	—	70,126	70,126
Other comprehensive loss	—	—	—	(4,390)	—	(4,390)
Balance at September 30, 2026	160,257,940	$1,929	$3,168,215	$(6,359)	$(2,237,398)	$926,387

Balance at December 31, 2024	144,220,986	$1,768	$2,764,880	$2,020	$(1,538,984)	$1,229,684
Issuances under equity incentive plans	1,042,249	11	5,224	—	—	5,235
Vesting of restricted stock units	1,362,487	14	(14)	—	—	—
Stock-based compensation	—	—	76,188	—	—	76,188
Net loss	—	—	—	—	(383,991)	(383,991)
Other comprehensive loss	—	—	—	(919)	—	(919)
Balance at September 30, 2025	146,625,722	$1,793	$2,846,278	$1,101	$(1,922,975)	$926,197

Balance at June 30, 2025	145,685,442	$1,783	$2,820,404	$939	$(1,796,073)	$1,027,053
Issuances under equity incentive plans	586,914	6	577	—	—	583
Vesting of restricted stock units	353,366	4	(4)	—	—	—
Stock-based compensation	—	—	25,301	—	—	25,301
Net loss	—	—	—	—	(126,902)	(126,902)
Other comprehensive income	—	—	—	162	—	162
Balance at September 30, 2025	146,625,722	$1,793	$2,846,278	$1,101	$(1,922,975)	$926,197
See accompanying notes to unaudited condensed consolidated financial statements.

Denali Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(185,874)	$(383,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,989	8,317
Stock-based compensation expense	68,861	75,682
Net accretion of discounts on marketable securities	(3,722)	(8,611)
Non-cash adjustment to operating lease expense	(3,595)	(3,305)
Right-of-use asset amortization for finance lease	2,747	2,713
Gain on sale of priority review voucher, net	(194,000)	—
Non-cash interest expense related to revenue participation right liability	11,725	—
Other non-cash items	(1,252)	—
Changes in operating assets and liabilities:
Accounts receivable	(18,882)	—
Inventory	(26,275)	—
Prepaid expenses and other current assets	2,522	(2,287)
Other non-current assets	(3,628)	1,305
Accounts payable	13,007	(4,112)
Accruals and other current liabilities	(12,591)	(12,262)
Deferred research and development funding liability	(4,681)	12,489
Net cash used in operating activities	(345,649)	(314,062)
Investing activities
Purchases of marketable securities	(749,801)	(188,555)
Maturities and sales of marketable securities	602,655	431,046
Purchases of property and equipment	(4,281)	(7,978)
Cash paid to acquire finite-lived intangible asset	(36,000)	—
Proceeds from sale of priority review voucher, net of transaction costs paid	194,000	—
Net cash provided by investing activities	6,573	234,513
Financing activities
Proceeds from underwriter exercising option to purchase common stock, net of issuance costs	12,366	—
Proceeds from sale of revenue participation right	200,000	—
Proceeds from exercise of awards under equity incentive plans	24,314	5,235
Payments for finance lease right-of-use asset	(60)	(8,152)
Net cash provided by (used in) financing activities	236,620	(2,917)
Net decrease in cash, cash equivalents and restricted cash	(102,456)	(82,466)
Cash, cash equivalents and restricted cash at beginning of period	208,432	176,535
Cash, cash equivalents and restricted cash at end of period	$105,976	$94,069

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

During the nine months ended September 30, 2026, the Company added significant accounting policies related to product revenue, accounts receivable, inventory, cost of goods sold, intangible assets and the liability related to the revenue participation right. Aside from these new accounting policies, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the 2025 Annual Report on Form 10-K. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Significant Accounting Policies," to the Company’s Consolidated Financial Statements included in the 2025 Annual Report on Form 10-K.
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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the Company had no off-balance sheet concentrations of credit risk.

The Company’s accounts receivable are primarily related to product sales. For the three and nine months ended September 30, 2026, one customer accounted for substantially all product revenues. As of September 30, 2026, one customer accounted for substantially all accounts receivable related to product sales. The Company monitors the creditworthiness of its customers and collaboration partners and has not experienced significant credit losses to date.

The Company is subject to a number of risks similar to other early commercial-stage biopharmaceutical companies, including, but not limited to, the risk that its approved product, AVLAYAH® (tividenofusp alfa-eknm), may not achieve expected levels of market acceptance or commercial success; the need to obtain adequate additional funding to continue as a going concern; its history of significant losses and expectation of continued losses; possible failure or delay of current or future preclinical testing or clinical trials; its reliance on third parties to conduct its clinical trials, manufacture product, and support commercialization; the need to successfully develop, commercialize, and gain market acceptance of its product candidates; competitors developing new technological innovations; its rights to develop and commercialize its product candidates pursuant to the terms and conditions of licenses granted to the Company; protection of proprietary technology; the ability to make milestone, royalty or other payments due under license or collaboration agreements; the need to enforce its intellectual property rights; and the need to scale internal manufacturing and/or secure and maintain adequate manufacturing arrangements with third parties. If the Company does not successfully commercialize AVLAYAH or its other product candidates, it may be unable to generate sufficient product revenue or achieve profitability. Further, the Company is also subject to broad market risks and uncertainties, such as bank failures or instability in the financial services sector, geopolitical instability, war and armed conflicts, inflation, rising interest rates, and recession risks, as well as supply chain and labor shortages.

Investments
The Company holds an equity investment in a venture-backed privately held company. The privately held company is a Variable Interest Entity ("VIE"), but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of the investee. The Company’s maximum exposure to loss from this VIE is limited to the value of the equity investment. The equity investment held by the Company lacks a readily determinable fair value and therefore the securities are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar equity securities of the same issuer. The Company reviews the carrying value of its equity investment for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no impairments during the nine months ended September 30, 2026 and 2025.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents are reported at fair value.
Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Statements of Cash Flows is composed of cash and cash equivalents reported in the Condensed Consolidated Balance Sheets and restricted cash of $3.1 million as of September 30, 2026 and December 31, 2025, which is included within other non-current assets in the Condensed Consolidated Balance Sheets. Restricted cash relates to letters of credit supporting the Company’s headquarters building lease and a letter of credit supporting the Company’s credit card program.
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

Accounts Receivable

Accounts receivable represents amounts arising from product sales and is recorded net of allowances for credit losses, if required. The Company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company's payment terms are generally less than 90 days from the invoice date. The Company evaluates the creditworthiness of each counterparty on a regular basis. As of September 30, 2026, the credit profiles of the customers were deemed to be in good standing and, as such, an allowance for credit losses was not recorded.

Revenue Recognition
The Company recognizes product revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”).
In March 2026, the U.S. Food and Drug Administration granted accelerated approval of AVLAYAH® (tividenofusp alfa-eknm), and the Company commenced commercial sales in the United States during the second quarter of 2026. AVLAYAH is the Company’s only commercial product, and substantially all product revenue to date has been generated in the United States.
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
•Other fees and incentives — amounts payable to a specialty pharmacy that dispenses AVLAYAH purchased through the Distributor and co-pay assistance program for eligible patients with commercial insurance in the U.S. The co-pay assistance program assists commercially insured patients and is intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance. The Company records funds paid under the co-pay assistance program for each patient as a reduction of revenue.
Variable consideration payable to the Distributor, and to parties against which the Distributor has a contractual right of off-set — Distributor service fees, third-party-logistics fees, and government chargebacks processed through the Distributor is presented as a reduction of accounts receivable. Variable consideration payable to parties other than the Distributor is presented within other accrued expenses and other current liabilities.

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
The Company evaluates its inventory on a periodic basis for obsolescence, slow-moving, excess, or otherwise unsalable items, and records a write-down to net realizable value when the carrying value is in excess of net realizable value and there are no alternative future uses for the inventory, or if inventory quantities exceed expected future demand prior to expiration. If the Company determines an adjustment is required to the carrying value of inventory, those adjustments are recognized as cost of goods sold in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Inventory that is expected to be consumed beyond our normal operating cycle is classified as non-current inventory and included within other non-current assets in the balance sheet.

Cost of Goods Sold
Cost of goods sold consists primarily of direct and indirect costs related to the manufacture of AVLAYAH for commercial sale, including third-party manufacturing costs, raw material and component costs, packaging services, freight, and storage costs.
Prior to the FDA approval of AVLAYAH in March 2026, costs incurred for the manufacture of AVLAYAH were recorded as research and development expenses and therefore are not included in cost of sales. As a result, the cost of goods sold related to AVLAYAH will initially reflect a lower average per unit cost of materials, as previously expensed inventory is utilized and sold to customers.
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
Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. The weighted-average common shares outstanding for the three and nine months ended September 30, 2026 include the pre-funded warrants to purchase shares of common stock that were issued in connection with the February 2024 private placement and December 2025 public offering, as discussed further in Note 11.

Diluted net income (loss) per share gives effect to potentially dilutive common stock equivalents, including outstanding stock options, unvested restricted stock units and shares issuable under the Employee Stock Purchase Plan, using the treasury stock method. Potential common shares are excluded from diluted net income (loss) per share when their effect would be anti-dilutive. For periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because the effect of all potentially dilutive common shares is anti-dilutive.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively. The Company has not early adopted this update and is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2.    Fair Value Measurements
Assets and liabilities measured at fair value at each balance sheet date are as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56,541	$—	$—	$56,541
U.S. government treasuries	9,998	—	—	9,998
Short-term marketable securities:
U.S. government treasuries	322,971	—	—	322,971
Corporate debt securities	—	90,355	—	90,355
Long-term marketable securities:
U.S. government treasuries	336,811	—	—	336,811
Corporate debt securities	—	154,565	—	154,565
Total	$726,321	$244,920	$—	$971,241

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$149,874	$—	$—	$149,874
Commercial paper	—	24,899	—	24,899
Short-term marketable securities:
U.S. government treasuries	600,084	—	—	600,084
Corporate debt securities	—	62,469	—	62,469
Long-term marketable securities:
U.S. government treasuries	58,545	—	—	58,545
Corporate debt securities	—	39,777	—	39,777
Total	$808,503	$127,145	$—	$935,648

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
The Company has not transferred any assets or liabilities between the fair value measurement levels for the nine months ended September 30, 2026 or for the year ended December 31, 2025.

3.    Marketable Securities
All marketable securities were considered available-for-sale at September 30, 2026 and December 31, 2025. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 2, "Fair Value Measurements". The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$323,797	$—	$(826)	$322,971
Corporate debt securities	90,690	—	(335)	90,355
Total short-term marketable securities	414,487	—	(1,161)	413,326
Long-term marketable securities:
U.S. government treasuries	339,842	—	(3,031)	336,811
Corporate debt securities	156,378	—	(1,813)	154,565
Total long-term marketable securities	496,220	—	(4,844)	491,376
Total	$910,707	$—	$(6,005)	$904,702

	December 31, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Aggregate Fair Value
Short-term marketable securities:
U.S. government treasuries	$599,200	$893	$(9)	$600,084
Corporate debt securities	62,407	71	(9)	62,469
Total short-term marketable securities	661,607	964	(18)	662,553
Long-term marketable securities:
U.S. government treasuries	58,524	21	—	58,545
Corporate debt securities	39,710	69	(2)	39,777
Total long-term marketable securities	98,234	90	(2)	98,322
Total	$759,841	$1,054	$(20)	$760,875

As of September 30, 2026 and December 31, 2025, the Company had marketable securities in an unrealized loss position. The Company has not recognized an allowance for credit losses as of September 30, 2026 or December 31, 2025. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of these marketable securities are held in U.S. government securities, and the remainder were initially, and continue to be, held with investment grade, high credit quality institutions. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months or the loss is not material.

As of September 30, 2026, all of the Company’s marketable securities have an effective maturity of less than three years.

4.    Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$21,435	$—
Work in process	4,376	—
Finished goods	464	—
Total inventory	$26,275	$—

No adjustments to the carrying value of inventory were recorded during the three and nine months ended September 30, 2026 and 2025, respectively. All inventory as of September 30, 2026 is classified as current.
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

In March 2026, following the U.S. Food and Drug Administration’s accelerated approval of AVLAYAH®, a $36.0 million milestone payment became due under this arrangement. The amount was capitalized as an intangible asset and is amortized on a straight-line basis over its estimated useful life. As of September 30, 2026, the Company had paid the $36.0 million milestone payment in full.

The Company recognized amortization expense of $0.8 million and $1.5 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the accumulated amortization expense was $1.5 million, and the carrying value of the intangible asset was $34.5 million.

Future annual amortization expense for the unamortized intangible assets is as follows (in thousands):

Years Ending December 31:	Amount
2026 (three months)	$750
2027	3,000
2028	3,000
2029	3,000
2030	3,000
Thereafter	21,750
Total	$34,500

In addition to the U.S. regulatory milestone described above, the Company may be required to make additional contingent consideration payments of up to $174.0 million, composed of $24.0 million due upon regulatory approval of AVLAYAH in the European Union, and up to $150.0 million in commercial contingent payments.

6.    Research and Development Funding Collaboration Agreement
In January 2024, the Company entered into a Collaboration and Development Funding Agreement with an unrelated third party, which obligates the third party to provide up to $75.0 million of funding and collaborate with the Company to conduct a global Phase 2a study of DNL151 in patients with Parkinson’s disease and confirmed pathogenic variants of LRRK2. This arrangement is further described in Note 4, "Acquisition, License Agreement and Research and Development Funding Collaboration Agreement," to the consolidated financial statements in the 2025 Annual Report on Form 10-K.
Under this arrangement, the Company received $12.5 million during the nine months ended September 30, 2026, resulting in cumulative payments received of $62.5 million as of September 30, 2026. Payments received are recorded as a deferred research and development funding liability and recognized as an offset to research and development expenses as the underlying research and development costs are incurred. The Company recognized an offset to research and development expenses of $3.6 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively, and $17.2 million and $12.5 million for the nine months ended September 30, 2026 and 2025, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recorded current deferred research and development funding liabilities of $16.4 million and $21.1 million on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.
7.    Collaboration Agreements
Biogen

In October 2020, the Company entered into a Definitive Collaboration and License Agreement (“LRRK2 Agreement”), pursuant to which it granted Biogen a license to co-develop and co-commercialize its small molecule LRRK2 inhibitor program (the “LRRK2 Program”), and a Right of First Negotiation, Option and License Agreement (the “ROFN and Option Agreement”), pursuant to which it granted an option and right of first negotiation to certain of the Company's programs utilizing our TransportVehicleTM ("TV") platform, including its amyloid beta program (collectively the "Biogen Collaboration Agreement"), with Biogen Inc.’s subsidiaries, Biogen MA Inc. (“BIMA”) and Biogen International GmbH (“BIG”) (BIMA and BIG, collectively, “Biogen”). The details of the Biogen Collaboration Agreement, the August 2023 amendment and July 2024 side letter to the ROFN and Option Agreement, and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements," to the consolidated financial statements in the 2025 Annual Report on Form 10-K.

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

The Company has no remaining performance obligations under the Biogen Collaboration Agreement, and therefore no contract liability remained on the Condensed Consolidated Balance Sheets as of September 30, 2026 or December 31, 2025. As of September 30, 2026, the Company had not recorded milestone revenue or product sales under the Biogen Collaboration Agreement.

Sanofi

In October 2018, the Company entered into a Collaboration and License Agreement ("Sanofi Collaboration Agreement") with Genzyme Corporation, a wholly-owned subsidiary of Sanofi S.A. ("Sanofi"). The details of the Sanofi Collaboration Agreement, the February 2025 side letter, and the payments the Company has received, and is entitled to receive, are further described in Note 5, "Collaboration Agreements", to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K. The Company has no remaining performance obligations under the Sanofi Collaboration Agreement, and therefore no contract liability remains on the Condensed Consolidated Balance Sheets as of September 30, 2026 or December 31, 2025.
Under the Sanofi Collaboration Agreement, the Company is eligible to receive milestone payments totaling up to approximately $495.0 million upon achievement of certain clinical, regulatory and sales milestone events for Peripheral Products, and variable royalties on worldwide net sales. As of September 30, 2026, the Company had earned milestone payments of $100.0 million and had not recorded any product sales under the Sanofi Collaboration Agreement.
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
In April 2026, Takeda notified the Company of its decision to terminate the PTV:PGRN collaboration agreement in its entirety. As a result, the Company regained full rights to DNL593 and the related intellectual property portfolio. Subsequent to the effective date of the termination, there are no future milestones, costs, or profit sharing obligations related to this agreement. The Company did not recognize any revenue, gain, asset or other material accounting impact in connection with the termination, other than the final cost-sharing settlement. The final cost-sharing settlement related to the PTV:PGRN Collaboration Agreement is reflected in the cost sharing table below.
As of September 30, 2026, the Company had earned an aggregate of $10.0 million in option fee payments and $10.0 million in milestone payments from Takeda under the PTV:PGRN and ATV:TREM2 Collaboration Agreements, and had not recorded any product sales under either agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Takeda Collaboration Agreement:
PTV:PGRN cost sharing (reimbursements)	$—	$(1,929)	$(3,130)	$(4,864)
ATV:TREM2 cost sharing (reimbursements)	—	—	—	(147)
Total Takeda cost sharing (reimbursements)(1)	—	(1,929)	(3,130)	(5,011)
Biogen Collaboration Agreement: LRRK2 cost sharing payments(2)	732	4,100	6,619	12,980
Net cost sharing payments (reimbursements)	$732	$2,171	$3,489	$7,969
_________________________________
(1)No cost sharing reimbursement asset or liability was recorded as of September 30, 2026. As of December 31, 2025, $1.6 million of cost sharing reimbursements was recorded as a receivable within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
(2)Cost sharing payments due to Biogen of $0.7 million and $2.8 million were recorded within other accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.
8.    Balance Sheet Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accrued compensation	$20,693	$32,179
Accrued clinical and other research & development costs	16,568	22,283
Accrued manufacturing costs	9,502	5,336
Operating lease liability, current	10,407	9,463
Finance lease liability, current	105	83
Deferred research and development funding liability, current	16,420	21,101
Other accrued costs and current liabilities	7,863	7,401
Total accrued expenses and other current liabilities	$81,558	$97,846

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
The $200.0 million, net of transaction costs of approximately $0.4 million, is recorded as a non-current liability on the Company's Condensed Consolidated Balance Sheet as of September 30, 2026 based on the estimated timing of future royalty payments. The royalty payments to Royalty Pharma will be recorded as a reduction of the liability. The additional $75.0 million contingent upon EMA approval of AVLAYAH has not been recognized as a liability as of September 30, 2026, as the receipt is contingent upon a future regulatory event. Upon receipt, the additional proceeds will be recorded as an increase to the liability, net of any incremental transaction costs, and the effective interest rate will be adjusted prospectively.
As of September 30, 2026, the Company's estimate of total future royalty payments resulted in an effective annual interest rate of approximately 12%, and the Company recorded $6.1 million and $12.1 million of interest expense during the three and nine months ended September 30, 2026, respectively. A royalty payment of $0.3 million was made during the three and nine months ended September 30, 2026.
As of September 30, 2026, the carrying value of the liability approximates its estimated fair value. The Company’s projections of future royalty payments are subject to estimation uncertainty and are based on various assumptions underlying projected net product sales over the term of the agreement. These inputs are considered to be Level 3 inputs in the fair value hierarchy, as they involve unobservable inputs and judgment. Changes in these assumptions could have a material impact on the effective interest rate.
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
There were no changes to the terms of the leases recognized under ASC 842 during the three and nine months ended September 30, 2026 or 2025.
The following table summarizes lease costs recognized for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,853	$1,896	$5,527	$5,682
Finance lease cost:
Amortization of ROU assets	916	915	2,747	2,713
Interest	177	180	534	541
Variable lease cost	1,449	1,581	4,281	4,272
Total lease costs	$4,395	$4,572	$13,089	$13,208
Operating cash flows for operating leases were $3.1 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively, and $9.1 million and $8.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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
Commitments
In the normal course of business, the Company enters into firm purchase commitments primarily related to supply of commercial product, certain research and development services, and clinical manufacturing activities. The Company had contractual obligations of $95.8 million as of September 30, 2026, of which $84.5 million related to supply of commercial product, and $44.3 million as of December 31, 2025.
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

As of September 30, 2026, pre-funded warrants to purchase 28,331,779 shares of common stock remained outstanding, and no pre-funded warrants were exercised during the nine months ended September 30, 2026. These warrants are classified as permanent equity because they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise.
12.    Stock-Based Awards
The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 9, "Stock-Based Awards" to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K.

Stock Option Activity
The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2025	21,326,333	$26.39
Granted	2,980,999	17.70
Exercised	(1,125,249)	16.27
Forfeited	(879,600)	20.66
Expired	(1,058,477)	36.42
Balance at September 30, 2026	21,244,006	$25.44
Vested and expected to vest at September 30, 2026	21,244,006	$25.44
Exercisable at September 30, 2026	14,444,354	$28.34

The estimated fair value of stock options granted to employees was calculated using the Black-Scholes option-pricing model using the following assumptions:

Nine Months Ended September 30,
	2026	2025
Expected term (in years)	5.50 - 6.08	5.50 - 6.08
Volatility	61.7% - 66.7%	64.8% - 68.7%
Risk-free interest rate	3.7% - 4.6%	3.6% - 4.5%
Dividend yield	—	—
Restricted Stock Activity
The following table summarizes restricted stock unit ("RSU") activity for the nine months ended September 30, 2026:

	Number of RSU shares	Weighted-Average Fair Value at Date of Grant per Share
Unvested at December 31, 2025	5,124,629	$21.74
Granted	3,904,424	17.49
Vested and released	(1,711,988)	23.99
Forfeited	(781,347)	19.34
Unvested and expected to vest at September 30, 2026	6,535,718	$18.90
Stock-Based Compensation Expense
The Company’s results of operations include expenses relating to stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$12,976	$15,178	$40,024	$45,503
General and administrative	9,883	9,957	28,837	30,179
Total	$22,859	$25,135	$68,861	$75,682

13.    Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$70,126	$(126,902)	$(185,874)	$(383,991)

Denominator:
Weighted-average number of:
Common stock shares outstanding	160,055,881	146,375,427	159,121,014	145,656,118
Pre-funded warrants	28,331,779	26,046,065	28,331,779	26,046,065
Weighted-average number of shares outstanding, basic	188,387,660	172,421,492	187,452,793	171,702,183
Dilutive effect of outstanding common stock options, ESPP shares issuable, and restricted shares	3,690,195	—	—	—
Weighted-average number of shares outstanding, diluted	192,077,855	172,421,492	187,452,793	171,702,183

Net income (loss) per share, basic	$0.37	$(0.74)	$(0.99)	$(2.24)
Net income (loss) per share, diluted	$0.37	$(0.74)	$(0.99)	$(2.24)
Potentially dilutive securities, including options issued and outstanding, Employee Stock Purchase Plan (“ESPP”) shares issuable, and restricted shares subject to future vesting, that were not included in the diluted per share calculations for the periods presented because they would be anti-dilutive totaled approximately 16.6 million and 28.3 million shares for the three and nine months ended September 30, 2026, respectively, and 27.4 million shares for both the three and nine months ended September 30, 2025.
14.    Non-Marketable Equity Investment
In March 2024, the Company divested certain assets, including specified intellectual property, tangible assets, and equipment used to conduct early-stage small molecule drug discovery ("Divested Assets") through an Asset Purchase and License Agreement (the "Asset Purchase Agreement") executed with Tenvie Therapeutics, Inc. ("Tenvie"). This arrangement is further described in Note 13, "Divestiture of Preclinical Small Molecule Programs", to the consolidated financial statements in the 2025 Annual Report on Form 10-K.

The Company recorded the investment in the shares of Series A Preferred Stock at $15.0 million, which represents the fair value of the shares on the date of issuance. There have been no subsequent observable price changes in orderly transactions for the identical or similar equity securities of Tenvie, and as such, the measurement of this investment remains unchanged, with the $15.0 million included within other non-current assets in the Condensed Consolidated Balance Sheets as of both September 30, 2026 and December 31, 2025.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Therapeutics Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue, net	$17,778	$—	$21,382	$—
Less:
Cost of goods sold	192	—	285	—
External research and development expenses - TV programs, including cost sharing	43,574	35,157	122,457	119,209
Other research and development expenses, including small molecule programs	21,145	25,056	61,193	79,403
Personnel related research and development expenses	41,383	41,737	123,317	122,261
Total research and development expenses	106,102	101,950	306,967	320,873
Personnel related selling, general and administrative expenses	22,502	22,079	67,987	60,932
Other selling, general and administrative expenses	14,983	13,405	39,292	36,172
Total selling, general and administrative expenses	37,485	35,484	107,279	97,104
Intangible asset amortization	750	—	1,500	—
Segment operating expenses	144,529	137,434	416,031	417,977
Segment loss from operations	(126,751)	(137,434)	(394,649)	(417,977)
Gain on sale of priority review voucher, net	194,000	—	194,000	—
Segment interest and other income, net	2,877	10,532	14,775	33,986
Segment net income (loss)	$70,126	$(126,902)	$(185,874)	$(383,991)

There is no difference between the segment net income (loss) and total consolidated net income (loss) for the three and nine months ended September 30, 2026 and 2025.
16.    Sale of Priority Review Voucher
In June 2026, the Company entered into an asset purchase agreement (the "PRV Transfer Agreement") for the sale of its rare pediatric disease priority review voucher ("PRV") for gross proceeds of $195.0 million in cash. The Company received the PRV in connection with the FDA accelerated approval of AVLAYAH in March 2026.
In July 2026, the Company completed the sale and received net proceeds of $194.0 million after deducting transaction costs paid at closing. These net proceeds were recognized as a gain, presented separately within Other income in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026.

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

Forward-looking statements include, but are not limited to, statements about:

•the commercial success of AVLAYAH and any other products for which we obtain marketing approval, including sales and revenue forecasts;

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

•the terms and conditions of licenses granted to us and our ability to license and/or acquire additional intellectual property relating to our product candidates and Transport Vehicle® ("TV");

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

Commercial Product: AVLAYAH®

We currently have one approved product. Our commercial product, AVLAYAH® (tividenofusp alfa-eknm) received accelerated approval from the U.S. Food and Drug Administration ("FDA") on March 24, 2026 and is approved for the treatment of neurologic manifestations in patients with Hunter syndrome or mucopolysaccharidoses II (MPS II) when initiated in presymptomatic or symptomatic pediatric patients weighing at least 5 kg prior to advanced neurologic impairment. AVLAYAH's accelerated approval was based on a surrogate endpoint (reduction in CSF HS), and continued approval is contingent upon confirmation of clinical benefit in the ongoing global Phase 2/3 COMPASS trial, as further described under "Clinical-Stage Programs" below.

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

Clinical-Stage Programs

•Tividenofusp alfa-eknm (ETV:IDS) is an ETV-enabled enzyme replacement therapy designed to systemically deliver iduronate 2-sulfatase (IDS) throughout the body, including the brain, for the treatment of neurologic manifestations of Hunter syndrome (MPS II). The ongoing global Phase 2/3 COMPASS study is intended to support generation of confirmatory evidence, expansion of the U.S. label to adult patients and future global regulatory submissions;

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

•DNL921 (ATV:Abeta) is an investigational Antibody TransportVehicle (ATV)-enabled antibody designed for systemic delivery across the blood-brain barrier to target amyloid plaques for the treatment of AD;

•DNL151 is an investigational small molecule inhibitor of leucine-rich repeat kinase 2 (LRRK2). Denali is conducting the Phase 2a BEACON study evaluating DNL151 in individuals with Parkinson's disease who are confirmed by genetic testing to be carriers of a pathogenic LRRK2 variant; and

•Eclitasertib (SAR443122/DNL758), a peripheral and non-central nervous system ("CNS") penetrant small molecule RIPK1 inhibitor, is being developed by Sanofi to address peripheral inflammatory diseases such as ulcerative colitis ("UC").

The following table summarizes key information about our ongoing clinical studies for our approved product and clinical-stage programs:

Program	Product Candidate	Clinical Study(ies)	Indication	Operational Control
ETV:IDS	tividenofusp alfa	Ph 1/2	Hunter syndrome (MPS II)	Denali
Ph 2/3
ETV:SGSH	zafinofusp alfa	Ph 1/2	Sanfilippo syndrome type A (MPS IIIA)	Denali
Ph 3 (start-up)
PTV:PGRN	DNL593	Ph 1/2	FTD-GRN	Denali
ETV:GAA	DNL952	Ph 1	Pompe disease	Denali
OTV:MAPT	DNL628	Ph 1b	Alzheimer’s disease	Denali
ATV:Abeta	DNL921	Ph 1/1b	Alzheimer’s disease	Denali
LRRK2	DNL151	Ph 2a	Parkinson's disease	Denali
RIPK1 (Peripheral)	eclitasertib, or SAR443122/DNL758	Ph 2	UC	Sanofi
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

•In June 2026, we entered into a definitive agreement to sell our PRV for gross proceeds of $195.0 million. The transaction closed and proceeds were received in July 2026;

•In the first half of 2026, we submitted a clinical trial application to initiate a Phase 1/1b study of DNL921 (ATV:Abeta) in healthy volunteers and participants with Alzheimer's disease, and the first healthy volunteer was dosed in August 2026; and

•In the third quarter of 2026, the Phase 1/2 study of zafinofusp alfa (DNL126; ETV:SGSH) for Sanfilippo syndrome type A completed the prespecified treatment duration for the primary endpoint. The study enrolled 20 participants across the pediatric age range. A Biologic License Application seeking accelerated approval remains on track for submission in 2027, and we are conducting start-up activities for a global Phase 3 confirmatory study.

Until March 2026, we had no clinical products approved for commercial sale and thus had not generated any revenue from product candidates that are or were under development. Subsequent to receiving FDA approval for AVLAYAH, we began commercial distribution in April 2026. We expect it to take time to generate sufficient revenue to offset our expenses, and we can provide no assurance as to when, if ever, this will occur. Through September 30, 2026, we have funded our operations primarily from the issuance and sale of convertible preferred stock, the sale of common stock and pre-funded warrants to purchase shares of our common stock in public offerings and private placements, and payments received from our collaboration, synthetic royalty and other funding agreements with Takeda, Sanofi, Biogen, Royalty Pharma and other third parties.

We have incurred significant operating losses to date and expect to continue to incur operating losses for the foreseeable future. We had net income of $70.1 million and a net loss of $185.9 million for the three and nine months ended September 30, 2026, respectively, and net losses of $126.9 million and $384.0 million for the three and nine months ended September 30, 2025, respectively. Net income for the three months ended September 30, 2026, included a one-time gain of $194.0 million from the sale of our priority review voucher, as described above. As of September 30, 2026, we had an accumulated deficit of $2.24 billion. Our ability to grow product revenue will depend on the continued commercialization of AVLAYAH and the successful development and commercialization of our product candidates. We expect to continue to incur significant expenses and operating losses as we advance our approved product AVLAYAH to full U.S. and broader global approval; advance our current clinical-stage programs through healthy volunteer and patient trials; broaden and improve our TV platform; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.

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

Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenue:
Product revenue, net	$17,778	$—	$17,778	*	%
Total revenue	17,778	—	17,778	*

Operating expenses:
Cost of goods sold	192	—	192	*
Research and development	106,102	101,950	4,152	4
Selling, general and administrative	37,485	35,484	2,001	6
Intangible asset amortization	750	—	750	*
Total operating expenses	144,529	137,434	7,095	5
Loss from operations	(126,751)	(137,434)	10,683	(8)

Other income:
Gain on sale of priority review voucher, net	194,000	—	194,000	*
Interest and other income, net	2,877	10,532	(7,655)	(73)
Total other income	196,877	10,532	186,345	*
Net income (loss)	$70,126	$(126,902)	$197,028	*	%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenue:
Product revenue, net	$21,382	$—	$21,382	*	%
Total revenue	21,382	—	21,382	*

Operating expenses:
Cost of goods sold	285	—	285	*
Research and development	306,967	320,873	(13,906)	(4)
Selling, general and administrative	107,279	97,104	10,175	10
Intangible asset amortization	1,500	—	1,500	*
Total operating expenses	416,031	417,977	(1,946)	—
Loss from operations	(394,649)	(417,977)	23,328	(6)

Other income:
Gain on sale of priority review voucher, net	194,000	—	194,000	*
Interest and other income, net	14,775	33,986	(19,211)	(57)
Total other income	208,775	33,986	174,789	*
Net income (loss)	$(185,874)	$(383,991)	$198,117	(52)%
_____________________________________________
*Percentage is not meaningful.

Product revenue, net

Product revenue was $17.8 million and $21.4 million for the three and nine months ended September 30, 2026, respectively, compared to no product revenue in the prior-year periods. The increase was due to the FDA approval of AVLAYAH in March 2026 and commencement of commercial sales in the United States during the second quarter of 2026. Product revenue reflects sales of AVLAYAH, net of estimates for variable consideration, including distributor service fees, government rebates, product returns and other fees and incentives.

Cost of goods sold

Cost of goods sold was $0.2 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, compared to no cost of goods sold in the prior-year periods. Because manufacturing costs incurred prior to FDA approval of AVLAYAH were expensed to research and development, cost of goods sold during the initial commercialization period reflects a lower average per-unit cost of materials as previously expensed inventory is sold. As of September 30, 2026, we had $4.5 million of expensed pre-launch inventory, which we expect to be sold through by December 2026. We expect cost of goods sold per unit to increase as this inventory is depleted.

Research and development expenses

Research and development expenses were $106.1 million and $102.0 million for the three months ended September 30, 2026 and 2025, respectively, and $307.0 million and $320.9 million for the nine months ended September 30, 2026 and 2025, respectively.
The following tables provide a breakdown of our research and development expenses by category (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
External research and development expenses - TV programs, including cost sharing	$43,574	$35,157	$8,417	24%
Other research and development expenses, including small molecule programs	21,145	25,056	(3,911)	(16)
Personnel related expenses(1)	41,383	41,737	(354)	(1)
Total research and development expenses	$106,102	$101,950	$4,152	4%
__________________________________________________
(1)Personnel related expenses include stock-based compensation expense of $13.0 million and $15.2 million for the three months ended September 30, 2026 and 2025, respectively, reflecting a decrease of $2.2 million.

The increase in research and development expenses of approximately $4.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, was primarily attributable to the following:

•An increase of $8.4 million in TV programs external research and development expenses is driven by increased investment in clinical activity for zafinofusp alfa and DNL921, termination of collaboration agreement on DNL593 with Takeda, and higher contract research services across multiple pre-clinical programs.

•A decrease of $3.9 million in other research and development expenses is driven by timing of purchase of raw materials at our large molecule manufacturing facility in Salt Lake City, Utah, and lower clinical costs for DNL151; partially offset by higher internal manufacturing costs for zafinofusp alfa.

	Nine Months Ended September 30,		Change
	2026	2025	$	%
External research and development expenses - TV programs, including cost sharing	$122,457	$119,209	$3,248	3%
Other research and development expenses	61,193	79,403	(18,210)	(23)
Personnel related expenses(1)	123,317	122,261	1,056	1
Total research and development expenses	$306,967	$320,873	$(13,906)	(4)%
(1)Personnel related expenses include stock-based compensation expense of $40.0 million and $45.5 million for the nine months ended September 30, 2026 and 2025, respectively, reflecting a decrease of $5.5 million.

The decrease in research and development expenses of approximately $13.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily attributable to the following:

•A decrease of $18.2 million in other research and development expenses is driven by lower clinical expenses for our previous small molecule eIF2B activator program DNL343 and lower clinical costs for DNL151.
•An increase of $3.2 million in external TV research and development expenses is driven by higher clinical expenses for zafinofusp alfa, DNL952 and DNL921, higher manufacturing and contract research services expenses across multiple pre-clinical programs; partially offset by lower manufacturing expenses for DNL628 and lower clinical expense for AVLAYAH.

•An increase of $1.1 million in personnel-related expenses is driven by increased R&D headcount year over year.

Selling, general and administrative expenses

Selling, general and administrative expense was $37.5 million and $35.5 million for the three months ended September 30, 2026 and 2025, respectively. The $2.0 million increase was primarily attributable to the following:
•An increase of $1.6 million in other selling, general and administrative expenses is driven by higher commercial and medical affairs expenses and South San Francisco site costs.

•An increase of $0.4 million in personnel expenses is driven by increased headcount related to the commercial launch of AVLAYAH.

Selling, general and administrative expense was $107.3 million and $97.1 million for the nine months ended September 30, 2026 and 2025, respectively. The $10.2 million increase was primarily attributable to the following:
•An increase of $7.1 million in personnel expenses is driven by increased headcount related to the commercial launch of AVLAYAH.
•An increase of $3.1 million in other selling, general and administrative expenses is driven by higher South San Francisco site costs, commercial and medical affairs expenses and consulting.

Intangible asset amortization

Intangible asset amortization was $0.8 million and $1.5 million for the three and nine months ended September 30, 2026, respectively. The intangible asset, which consists of developed technology recognized in connection with the FDA approval of AVLAYAH in March 2026, began amortizing in the second quarter of 2026 on a straight-line basis over its estimated useful life.

Gain on sale of priority review voucher, net

Gain on sale of priority review voucher, net was $194.0 million for the three and nine months ended September 30, 2026, with no corresponding gain in the prior-year periods. The gain resulted from the sale in July 2026 of the PRV received in connection with the FDA accelerated approval of AVLAYAH in March 2026 and reflects proceeds net of transaction costs paid at closing.

Interest and other income, net

Interest and other income, net was $2.9 million and $10.5 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of approximately $7.7 million was primarily driven by $6.1 million of interest expense related to the revenue participation right liability under the Royalty Pharma synthetic royalty funding agreement, which commenced in the second quarter of 2026.

Interest and other income, net was $14.8 million and $34.0 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of approximately $19.2 million was primarily driven by:

•$12.1 million of interest expense related to the revenue participation right liability under the Royalty Pharma synthetic royalty funding agreement, which commenced in the second quarter of 2026;
•lower interest income due to lower average cash and investment balances; and
•lower yields on our investment portfolio.
Liquidity and Capital Resources
Sources of Liquidity

As of September 30, 2026, we had cash, cash equivalents and marketable securities in the amount of $1.0 billion. We fund our operations primarily with the proceeds from the sale of common stock and payments received from our collaboration partners, including those received under agreements with Takeda, Sanofi, and Biogen. Following the commercial launch of AVLAYAH, we expect product revenue to contribute to funding our operations, and our liquidity requirements will include working capital to support commercial inventory, patient support programs, market access activities, distribution arrangements, pharmacovigilance obligations and continued investment in commercial infrastructure. Although we expect AVLAYAH product revenue to contribute to funding our operations, we do not expect such revenue to be sufficient to offset our operating expenses in the near term. We have sold common stock and other securities in public offerings, a private placement, and stock purchase agreements with Takeda and Biogen.
Through September 30, 2026, we have obtained aggregate net proceeds of approximately $956.1 million from public offerings of our common stock, including $12.4 million obtained through the sale of 746,468 shares of common stock in January 2026. In March 2026, we received $200.0 million in gross proceeds in connection with the closing of the synthetic royalty funding agreement with Royalty Pharma, triggered by the U.S. Food and Drug Administration’s accelerated approval of AVLAYAH. Under stock purchase agreements with collaboration partners we have received a further $575.0 million through September 30, 2026.

Further, in February 2024, we received net proceeds of approximately $499.3 million from our private placement through the sale of approximately 3.2 million shares of common stock and pre-funded warrants to purchase approximately 26.0 million shares of our common stock.
In February 2025, we established a registered “at-the-market” facility for the potential future sale of up to $400.0 million of shares of common stock from time to time by entering into an equity distribution agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC as sales agents. To date, no shares have been sold, and all sales under the equity distribution agreement would be conditioned upon satisfaction of customary closing conditions.

Through September 30, 2026, we have received $115.0 million, $225.0 million, $565.0 million and $62.5 million, pursuant to our collaboration and research and development funding agreements with Takeda, Sanofi, Biogen and an unrelated third party, respectively. These payments include upfront, option and milestone payments. Additionally, we have received $59.8 million and $16.2 million in gross cost sharing reimbursements from Takeda and Biogen, respectively, and received $13.7 million in specified reimbursements from Sanofi.

In July 2026, we completed the sale of our rare pediatric disease PRV for net proceeds of $194.0 million.
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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $2.24 billion as of September 30, 2026. We expect to incur substantial additional losses in the future as we support the commercialization of AVLAYAH and conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the twelve months following the filing date of this Quarterly Report on Form 10-Q, including our existing commitments as outlined below. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we anticipate that we will need substantial additional resources to fund our operations and meet future commitments.

Our existing commitments primarily relate to our obligations under existing lease agreements, certain commercial product, clinical and manufacturing agreements. As of September 30, 2026, we had total undiscounted lease payment obligations of $44.5 million. We had total non-refundable purchase commitments of $95.8 million as of September 30, 2026. While the lease obligations span multiple years, the majority of the purchase commitments are due within the upcoming twelve months. Further, we may be required to make contingent payments under existing arrangements upon the achievement of defined clinical, regulatory and commercial milestones in certain programs, including contingent consideration payments to former shareholders of F-star under the F-star Gamma license, and milestone and royalty payments to Genentech under the Genentech License Agreement. These commitments are more fully described in Note 10 "Commitments and Contingencies" of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in Note 4, "Acquisition, License Agreement and Research and Development Funding Collaboration Agreement" and Note 7, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K filed on February 26, 2026.

In March 2026, we received $200.0 million in gross proceeds under the Royalty Agreement with Royalty Pharma, which was recorded as a liability related to the revenue participation right on our Condensed Consolidated Balance Sheet in the first quarter of 2026. Under the Royalty Agreement, we may receive an additional $75.0 million upon approval of AVLAYAH by the EMA on or before December 31, 2029. In exchange, Royalty Pharma is entitled to a 9.25% royalty on worldwide net sales of AVLAYAH until cumulative royalty payments reach a cap of 3.0 times the total funding received, or 2.5 times the total funding received if such cap is reached on or before the first quarter of 2039. These obligations are described in this Quarterly Report on Form 10-Q in Note 9, “Liability Related to the Revenue Participation Right”.

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

•the cost of commercialization activities, including sales, marketing, market access, medical affairs, patient support, distribution and pharmacovigilance; and

•our ability to maintain adequate commercial supply of AVLAYAH through third-party manufacturers and manage commercial inventory levels.

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
Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(345,649)	$(314,062)
Net cash provided by investing activities	6,573	234,513
Net cash provided by (used in) financing activities	236,620	(2,917)
Net decrease in cash, cash equivalents and restricted cash	$(102,456)	$(82,466)
Net Cash Used In Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $345.6 million, which consisted of a net loss of $185.9 million, adjusted by gain on sale of priority review voucher, non-cash items primarily related to stock-based compensation expense, depreciation and amortization, net accretion of discounts on marketable securities, non-cash interest expense related to revenue participation right liability, and non-cash rent expenses. Cash used in operating activities was also driven by changes in our operating assets and liabilities.

Net Cash Provided By Investing Activities

During the nine months ended September 30, 2026, net cash provided by investing activities was $6.6 million, which consisted of $602.7 million in proceeds from the maturities of marketable securities and $194.0 million in proceeds from the sale of PRV, partially offset by $749.8 million for purchases of marketable securities, $36.0 million in milestone payments related to intangible assets, and $4.3 million in capital expenditures to purchase property and equipment.
Net Cash Provided By Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $236.6 million, which consisted of $200.0 million in gross proceeds related to the sale of the revenue participation right under the synthetic royalty funding agreement with Royalty Pharma, $12.4 million in proceeds from public offerings of our common stock, and $24.3 million in proceeds from the exercise of stock options.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to our condensed consolidated financial statements included elsewhere in this report. In our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026, we described the accounting estimates that we believe involve a significant level of estimation uncertainty which could have a material impact on our financial condition or results of operations. There have been no material changes to these critical accounting estimates during the nine months ended September 30, 2026, except as discussed in the notes to our condensed consolidated financial statements with respect to accounting policies adopted upon the commercialization of AVLAYAH.
Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2026, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026, that are of significance or potential significance to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities.
Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $1.0 billion as of September 30, 2026, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income securities.

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
Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of preclinical, clinical, commercial, and manufacturing activities.

ITEM 4.     CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2026, management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Operating and Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, as updated and supplemented by Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, filed with the SEC on May 7, 2026 and August 6, 2026, respectively, which are incorporated herein by reference. There have been no material changes to the risk factors previously disclosed in such filings.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Registered Securities
In December 2025, we sold 9,142,857 shares of common stock, par value $0.01 per share (the “Common Stock”), at a price to the public of $17.50 per share (the “Firm Shares”) and pre-funded warrants to purchase 2,285,714 shares of Common Stock at a price to the public of $17.49 per underlying share, which represents the per share public offering price of each share of common stock less the $0.01 per share exercise price for each pre-funded warrant, through an underwritten public offering for aggregate net proceeds of approximately $189.2 million, after deducting issuance costs of approximately $0.7 million. In January 2026, the underwriters exercised their option to purchase an additional 746,468 shares of the Company’s Common Stock, on which date the Company received aggregate net proceeds of approximately $12.4 million.

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

ITEM 5.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

Our policy governing transactions in our securities by our directors, officers, and employees permits our directors, officers, and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As disclosed in the table below, during the third quarter of 2026, certain directors and officers adopted “Rule 10b5-1 trading arrangements”. These plans provide for the sale of our common stock and are intended to satisfy the affirmative defense in Rule 10b5-1(c).

Name	Position	Date of Plan Adoption	Scheduled End Date of Trading Arrangement(1)	Maximum Total Shares of Common Stock to be Sold Under the Plan(2)
Ryan Watts	CEO	8/10/2026	2/26/2028	376,751
David Schenkein	Director	8/31/2026	5/20/2028	51,083
__________________________________________________
(1)In each case, the trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
(2)This amount represents the maximum total shares that could be sold under the plan, but the amounts may change for executive officers due to the sale of shares to satisfy tax withholding requirements.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the third quarter ended September 30, 2026.

ITEM 6.     EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	—	—	—	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2026, formatted in Inline XBRL (contained in Exhibit 101)	—	—	—	Furnished herewith

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Denali Therapeutics Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENALI THERAPEUTICS INC.

Date:	November 3, 2026	By:	/s/ Ryan J. Watts
Ryan J. Watts, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ Alexander O. Schuth
Alexander O. Schuth, M.D.
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)